Form 10-Q
period 1996-03-31
TANDY BRANDS ACCESSORIES INC
filed 1996-05-15
CIK 869487

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ______________________

                                    FORM 10-Q
             Quarterly Report Pursuant To Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

                            _________________________

For the Period Ended March 31, 1996               Commission File Number 0-18927


                         TANDY BRANDS ACCESSORIES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    75-2349915
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                               Identification No.)


         690 East Lamar Boulevard, Suite 200, Arlington, TX    76011
- -------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code               (817) 548-0090

_______________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes      X          No
                      -----              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                 Number of shares outstanding at March 31, 1996
- --------------------------    ----------------------------------------------
Common stock, $1 par value                   5,359,760

                         TANDY BRANDS ACCESSORIES, INC.

                                Form 10-Q

                          Quarter Ended March 31, 1996



                                TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION

Item                                                             Page No.

1.   Financial Statements                                        3 - 6

2.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                7 - 9


PART II -- OTHER INFORMATION

Item

4.   Submission of Matters to a Vote of Security Holders         10

6.   Exhibits and Reports on Form 8-K                            10


     SIGNATURES                                                  11


     INDEX TO EXHIBITS AND EXHIBITS                              12 - 14

                       Tandy Brands Accessories, Inc.
                            File Number 0-18927
                                 Form 10-Q
                Condensed Consolidated Statements of Income
              (Amounts in thousands, Except Per Share Amounts)
                                (Unaudited)

                                         Three Months         Nine Months
                                             Ended               Ended
                                        March 31, 1996      March 31, 1996
                                        ----------------    ----------------
                                          1996     1995       1996     1995
                                        -------  -------    -------- -------
Gross sales, less discounts, returns
   and allowances                       $19,180  $17,247     $66,289 $64,407
Royalty, interest and other income            9       32         104     151
                                         ------   ------      ------  ------
  Total revenues                         19,189   17,279      66,393  64,558
Costs and expenses:
  Cost of goods sold                     11,915   10,432      40,914  38,660
  Selling, general and administrative     5,783    5,886      19,582  18,011
  Depreciation and amortization             535      429       1,601   1,144
  Interest expense                          297      260       1,020     643
                                         ------   ------      ------  ------
     Total costs and expenses            18,530   17,007      63,117  58,458
Income from continuing operations
   before provision for income taxes        659      272       3,726   6,100
                                         ------   ------      ------  ------
Provision for income taxes                 (230)     (95)     (1,160) (2,173)
Income from continuing operations           429      177       2,116   3,927
                                         ------   ------      ------  ------
Discontinued Operations:
  Pre-tax loss from operations of
     discontinued operation                         (794)             (1,341)
  Pre-tax loss from liquidation of
     discontinued operation                       (3,685)             (3,685)
  Income tax benefit applicable to
     discontinued operation                  0     1,590          0    1,784
                                         ------   ------      ------  ------
  Loss from discontinued operation           0    (2,889)         0   (3,242)
                                         ------   ------      ------  ------
Net Income                                 $429  $(2,712)     $2,116    $685
                                         ======   ======      ======  =======

Average common shares and common share
   equivalents                            5,381    5,277      5,348    5,265
                                          =====    =====      =====    =====
Earnings per average common share and
  common share equivalent:
  Income from continuing operations       $0.08    $0.03      $0.40    $0.75
  Loss from discontinued operation         0.00    (0.55)      0.00    (0.62)
                                          -----    -----      -----    -----
  Net income                              $0.08   $(0.52)     $0.40    $0.13
                                          =====    =====      =====    =====
Cash dividends per common share           None     None       None     None

The accompanying notes are an integral part of these condensed financial statements.

                     Tandy Brands Accessories, Inc.
                          File Number 0-18927
                               Form 10-Q
                 Condensed Consolidated Balance Sheets
                         (Dollars in thousands)

                                            March 31,         June 30,
                                              1996              1995
                                           -----------       -----------
                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                $     1,018       $     1,488
  Accounts receivable, net                      13,560            13,280
  Inventories:
     Raw materials and work in process           5,909             6,598
     Finished goods                             20,503            23,612
  Other current assets                           2,645             2,307
                                                ------            ------
     Total current assets                       43,635            47,285
                                                ------            ------
Property and equipment, at cost                  9,272             8,796
Accumulated depreciation                        (3,991)           (3,293)
                                                ------            ------
  Net property and equipment                     5,281             5,503
                                                ------            ------
Other assets:
  Goodwill, less amortization                   10,054            10,591
  Other assets, less amortization                3,516             3,936
                                                ------            ------
     Total other assets                         13,570            14,527
                                                ------            ------
TOTAL ASSETS                               $    62,486      $     67,315
                                                ======            ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                            $     3,550      $      6,827
  Accounts payable                               2,909             4,272
  Accrued expenses                               2,726             3,117
                                                ------            ------
     Total current liabilities                   9,185            14,216
                                                ------            ------
Other liabilities:
  Notes payable                                 14,000            16,650
  Other noncurrent liabilities                     624               610
                                                ------            ------
     Total other liabilities                    14,624            17,260
                                                ------            ------
Stockholders' equity:
  Preferred stock, $1 par value, 1,000,000
     shares authorized, non-issued
  Common stock, $1 par value, 10,000,000
     shares authorized, 5,379,760 shares and
     5,257,458 shares issued and outstanding
     as of March 31, 1996, and June 30,
     1995, respectively                          5,360             5,257
  Additional paid-in capital                    17,876            17,280
  Retained Earnings                             15,441            13,302
                                                ------            ------
     Total stockholders' equity                 38,677            35,839
                                                ------            ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $    62,486      $     67,315
                                                ======            ======



The accompanying notes are an integral part of these condensed financial statements.

                     Tandy Brands Accessories, Inc.
                           File Number 0-18927
                                Form 10-Q
             Condensed Consolidated  Statement of Cash Flows
                          (Dollars in thousands)
                               (Unaudited)

                                                     Nine Months Ended
                                                         March 31,
                                                 --------------------------
                                                    1996           1995
                                                 ----------      ----------
Cash Flows from operating activities:
  Net income                                     $    2,116      $      685
  Adjustments to reconcile net income to net
    cash provided by (used for) continuing
    activities:
     Loss from discontinued operation                                 3,242
     Depreciation                                       794             683
     Amortization                                       923             616
     Other                                               37              (9)
  Change in assets and liabilities, net of
    effects from acquisitions and liquidation of
    discontinued operation:
     Accounts Receivable                               (280)         (1,782)
     Inventories                                      3,798          (4,987)
     Other assets                                      (335)            157
     Accounts payable                                (1,363)         (1,618)
     Accrued expenses                                  (361)         (2,872)
  Net operating activities of discontinued
    operation                                             0             338
                                                    -------         -------
  Net cash used for operating activities              5,329          (5,547)
                                                    -------         -------
Cash flows from investing activities:
  Purchases of property and equipment                  (572)         (1,316)
  Payment for purchase of H.A. Sheldon's assets
     and liabilities, net of cash acquired and
     notes retired                                        0          (3,961)
                                                    -------         -------
  Net cash used for investing activities               (572)         (5,277)
                                                    -------         -------

Cash flows from financing activities:
  Exercise of employee stock options, net of
     purchase of treasury stock                          20               2
  Sale of stock to stock purchase program               680             778
  Proceeds from borrowings                           21,195          49,070
  Payments under borrowings                         (27,122)        (39,350)
                                                    -------         -------
  Net cash provided by financing activities          (5,227)         10,500
                                                    -------         -------
Net decrease in cash and cash equivalents              (470)           (324)
Cash and cash equivalents at beginning of period      1,488             669
                                                    -------         -------
Cash and cash equivalents at end of period       $    1,018     $       345
                                                    =======         =======

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
     Interest                                    $    1,017     $       553
     Income Taxes                                       643           1,527

Noncash activities:
  None.

The accompanying notes are an integral part of these condensed financial statements.

                         TANDY BRANDS ACCESSORIES, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)




Note 1 - Accounting Principles.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        TANDY BRANDS ACCESSORIES, INC.

GENERAL

Tandy Brands Accessories, Inc. (the "Company") manufactures and markets men's, women's and children's accessories. The Company's business is conducted primarily in the United States. Historically, the Company's sales and operating results are generally consistent throughout the fiscal year, but there is normally a seasonal increase during the second quarter. Sales and operating results for fiscal 1996, as compared to the same prior year period, will be impacted by the acquisition during fiscal 1995 of the Canterbury Belts, Ltd. and H.A. Sheldon operations.

On May 1, 1995, the Company acquired Canterbury Belts, Ltd., a manufacturer and marketer of leather and fabric belts and suspenders for men and belts for women and children. The purchase price of approximately $5,000,000 was provided by drawings on existing bank credit lines. Canterbury, with sales of approximately $7,700,000 for the year ended December 31, 1994, sells its products primarily to better specialty stores. The acquisition of Canterbury Belts has allowed the Company to add a new distribution channel where it can market better quality, higher margin products.

On August 30, 1994, the Company purchased substantially all the assets and assumed substantially all the liabilities of H.A. Sheldon Inc. for a purchase price of approximately $2,550,000. H.A. Sheldon Inc. is a manufacturer and marketer of men's belts, wallets and suspenders, located in Toronto, Canada. H.A. Sheldon, Inc. is a primary supplier to Canadian department, chain and mass merchant retail stores.

Although the Company's operations are affected by general economic trends, the Company does not believe that inflation has had a material effect on the results of operations.

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 1996 Compared to the Three and Nine Months Ended March 31, 1995.

At this time last year, Tandy Brands Accessories, Inc. (the "Company") commented that the slow retail market, which had negatively impacted its third quarter results, might very well continue to affect the Company's operating results in the fourth quarter, although hopefully, to a lesser degree. While that prediction was correct, it did not envision the degree to which that stagnation would continue to persist in today's retail market. However, in spite of the continued softness in the retail market, the Company reported increases in sales for the quarter and nine months ended March 31, 1996.

Net sales of $19,180,000 and $66,289,000 for the three and nine month periods ended March 31, 1996, were up when compared to net sales of $17,247,000 and $64,407,000 for the same time periods in the prior year. The Company was also pleased to announce that net income from continuing operations for the quarter ended March 31, 1996, of $429,000, was up substantially when compared to the $177,000 of net income from continuing operations reported for the same time period in the prior year. This increase in net income from continuing operations for the third fiscal quarter occurred in spite of a decrease in gross profit margin. The margin decline occurred due to pricing concessions from the Company in order to generate new business or, in some cases, to maintain the Company's existing business in an extremely competitive market. However, the decline in gross profit margin from 39.5% for the third quarter ended March 31, 1995, to 37.9% for the current quarter, was more than offset by a larger percentage decrease in selling, general, and administrative expenses.

Net income from continuing operations for the nine months ended March 31, 1996, was $2,116,000, down from $3,927,000 reported for the same period in the prior year. Normally about 76% of the Company's sales and net income are earned during the first nine months of the Company's fiscal year ending June 30th, which is about what the Company expects to happen in fiscal 1996. Fiscal 1995, however, defied the traditional seasonality of the Company's business from a net income perspective. While 76.9% of fiscal 1995's sales did occur during the nine months ended March 31, 1995, 93.6% of its annual net income from continuing operations was earned on those sales. As a result, fiscal 1995's fourth quarter only generated 6.4% of its net income from continuing operations. This decline in profitability was due to a softening retail market and a corresponding deterioration in the Company's gross profit margin. This condition has continued to prevail throughout fiscal 1996 to date and is one of the major factors contributing to the Company's marginal performance this year. The other contributing factor to the decline in net income from continuing operations for the nine months ended March 31, 1996, was an increase in selling, general, and administrative expenses as a percent of sales. These expenses were initially incurred in anticipation of a mild recovery in the retail market. When that recovery failed to materialize, the Company responded by initiating a series of cost cutting measures. This is obvious from the steep decline in selling, general, and administrative expenses, as a percent of sales, that occurred during the quarter ended March 31, 1996.

The Company recently announced that it has the exclusive rights to design, manufacture and market women's small leather goods and handbags for Jones New York. Jones New York apparel is currently sold at department and specialty stores throughout the United States. On the heals of that announcement, the Company also reported that it has the exclusive rights to design, manufacture and market a complete collection of Greg Norman belts and personal leather goods. These agreements illustrate the ongoing development of the Company's strategy to expand its base of better retail distribution channels.

Depreciation and amortization expense increased during fiscal 1996 due primarily to the acquisition of Canterbury Belts, Ltd. and H.A. Sheldon, Inc. Interest expense was also up substantially and due primarily to these acquisitions.

The effective tax rate for all periods presented has remained steady at approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and the Company's lines of credit. The Company has two unsecured bank credit lines aggregating $45,000,000 which can be used for seasonal borrowings and letters of credit. The Company also has an unsecured line of credit of $750,000 with a Canadian bank for seasonal borrowings, letter of credit and foreign exchange forward contract requirements of H.A., Sheldon. As of March 31, 1996, the Company had borrowings under its lines of credit of $17,550,000 down from $23,477,000 at June 30, 1995. Since June 30, 1995, the Company's debt to total capital ratio has fallen from 39% to 31%. The Company expects to reduce its debt to total capital ratio from 31% to less than 30% by no later that June 30, 1996.

For the nine months ended March 31, 1996, the Company's operating activities provided cash of $5,329,000. The increase in cash available from operations, other than net income, is primarily due to a $3,798,000 decrease in inventory, offset in part by a $1,724,000 decrease in accounts payable and accrued expenses.

Capital expenditures were only $572,000 for the nine months ended March 31, 1996, compared to $1,316,000 for the same period of the prior year. These expenditures are down in response to the slow retail market and the fact that there are no significant capital expenditures projects under way.

The Company believes that its cash flow from operations and borrowing available under bank lines of credit are sufficient to fund its operations.

                         TANDY BRANDS ACCESSORIES, INC.
                           PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders.

(a) No matters were submitted to the Security Holders for a vote during the quarter ended March 31, 1996.


ITEM 6.  Exhibits and Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended March 31, 1996. The exhibits filed as a part of this report are listed below.

        Exhibit No.    Description

          11           Statement Regarding Computation of Per Share Earnings
          27           Financial Data Schedule

                         TANDY BRANDS ACCESSORIES, INC.
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TANDY BRANDS ACCESSORIES, INC.
                                (Registrant)





                              s/s J.S.B. Jenkins
                              -------------------------------------
                              J.S.B. Jenkins
                              President and Chief Executive Officer





                              s/s R. Bruce Cole
                              -------------------------------------
                              R. Bruce Cole
                              Vice President and Treasurer
                              (Principal Financial Officer)





Date: May 14, 1996

                         TANDY BRANDS ACCESSORIES, INC.
                                 EXHIBIT INDEX


                                 Sequen-
                                 tially          Incorporated by Reference
                                Numbered              (If applicable)
Exhibit Number and Description    Page    Form    Date    File No.  Exhibit
- ------------------------------  --------  ----  --------- --------  -------
(4)  Instruments defining the
     rights of security
     holders, including
     indentures
     4.1   Certificate of          N/A    S-1   11/02/90  33-37588    4.1
           Designations,
           Powers, Preferences
           and Rights of
           Series A Junior
           Participating
           Cumulative
           Preferred Stock of
           Tandy Brands
           Accessories, Inc.
     4.2   Form of Common          N/A    S-1   11/02/90  33-37588    4.2
           Stock Certificate
           of Tandy Brands
           Accessories, Inc.
     4.3   Form of Preferred       N/A    S-1   11/02/90  33-37588    4.3
           Share Purchase
           Rights Certificate
           of Tandy Brands
           Accessories, Inc.
     4.4   Rights agreement        N/A    S-1   11/02/90  33-37588   10.5
           dated November 7,
           1990, between Tandy
           Brands Accessories,
           Inc. and First
           National Bank of
           Boston
(11) Statement re: Computation
     of per share earnings
     11.1  Earnings per share      13     N/A      N/A      N/A       N/A
           statement
(27) Financial Statement Schedule  14     N/A      N/A      N/A       N/A

                         TANDY BRANDS ACCESSORIES, INC.





Exhibit 11. Statement Regarding Computation of Per Share Earnings.

Earnings per Share - Earnings per share is determined by dividing net income by the average number of common shares outstanding plus common stock equivalents. Common stock equivalents consist of shares issuable under outstanding stock options reduced by shares assumed to be purchased from the proceeds of such options. Earnings per share, as presented, is both primary and fully diluted.




                                 Three Months             Nine Months
                                     Ended                   Ended
                                   March 31,               March 31,
                              -------------------    ----------------------
                                1996      1995         1996        1995
                              --------- ---------    ---------    ---------
Weighted average common
shares outstanding            5,346,000 5,207,000    5,313,000    5,186,000

Common share equivalents         35,000    70,000       35,000       79,000
                              --------- ---------    ---------    ---------

Average common shares and
  common share equivalents    5,381,000 5,277,000    5,348,000    5,265,000
                              ========= =========    =========    =========

                        TANDY BRANDS ACCESSORIES, INC.


Exhibit 27.  Financial Data Schedule