Form 10-K
period 1996-06-30
TANDY BRANDS ACCESSORIES INC
filed 1996-09-20
CIK 869487

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

          Annual Report Pursuant to Section l3 or l5(d) of the Securities Exchange Act of l934

For the fiscal year ended June 30, l996        Commission File Number 0-18927

                 TANDY BRANDS ACCESSORIES, INC.
     ------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

     A Delaware Corporation
- -------------------------------
(State or other jurisdiction of
incorporation or organization)                    75-2349915
  690 E. Lamar Blvd., Suite 200                  (I.R.S. Employer
     Arlington, Texas  76011                     Identification Number)
(Address of Principal Executive Offices)

(Registrant's Telephone Number, Including Area Code)  (817) 548-0090

   Securities registered pursuant to Section l2(b) of the Act:

                              NONE

   Securities registered pursuant to Section 12(g) of the Act:

                         Title of Class

              Common Stock, Par Value $1 Per Share

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock as reported on August 30, l996, through the National Market System of the National Association of Securities Dealers Automated Quotation System) was approximately $25,085,000.

     There were 1,302 shares of common stock, $1.00 par value per share, outstanding at August 30, 1996.


              DOCUMENTS INCORPORATED BY REFERENCE:

(a) Annual Report to Stockholders for Fiscal Year Ended June 30, l996 (incorporated by reference in Parts II and IV).

(b)  Definitive Proxy Statement for the Annual Meeting to be held
November 4, 1996 (incorporated by reference in Part III).


         TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                            Form 10-K
                             Part I

ITEM 1.  Business.

     Tandy Brands Accessories, Inc. ("the Company") designs, purchases, manufactures and markets fine leather goods, accessories and neckwear for men, women and children. The Company was incorporated on November 1, 1990. However, the predecessor companies to its leather product manufacturing division ("Accessories") have been manufacturers and marketers of men's and boys' leather accessories for more than 50 years and of neckwear for more than 10 years. Men's accessories are also marketed and manufactured through not only the Accessories division, but also through Canterbury and H.A. Sheldon. In addition to its men's accessories operations, the Company designs and markets women's and children's accessories through Accessory Design Group, Inc. ("ADG") and Prince Gardner ("PG").

     The Company purchased certain assets of Prince Gardner Inc. on April 4, 1994, for $7,690,000 through a foreclosure sale held by PG's secured lender. Prince Gardner was originally acquired to strengthen and broaden the Company's ability to achieve more sales in its men's and women's accessory product lines in better department stores. What Tandy Brands had hoped to acquire was a name that engendered brand loyalty and therefore sales. Prince Gardner had a very recognizable name, but brand recognition does not necessarily translate into brand loyalty and therefore into sales. Prince Gardner's operating results for the last two years were disappointing. Therefore, after a thorough review conducted in 1996 by management, based upon future estimated undiscounted cash flows, it was determined that future cash flows would be insufficient to recover the Prince Gardner division's goodwill and other intangibles. Accordingly, an impairment write-off of $3,976,000 was recognized in the fourth quarter of fiscal 1996.

     On May 1, 1995, TBAC-Canterbury, Inc. ("Canterbury"), a wholly owned subsidiary of Tandy Brands Accessories, Inc., acquired substantially all the assets and assumed substantially all the liabilities of Canterbury Belts, Ltd., and its wholly owned subsidiary. The assets acquired included, but were not limited to, accounts receivable, inventory, equipment, trade names and other intangibles. The cash purchase price was approximately $4,946,000. Canterbury is a manufacturer and marketer of leather and fabric belts and suspenders for men and belts for women and children. Canterbury sells its products primarily to better specialty stores. The acquisition of Canterbury has allowed the Company to add a new distribution channel where it can market better quality, higher margin products.

     On August 30, 1994, H.A. Sheldon Canada Ltd. ("HAS"), a wholly owned Canadian subsidiary of Tandy Brands Accessories, Inc., acquired substantially all the assets and assumed substantially all the liabilities of H.A. Sheldon Inc. The cash purchase price was $2,550,000. HAS is a manufacturer and marketer of men's belts, wallets and suspenders, located in Toronto, Canada.

     The Company's merchandising strategy is to provide value to retailers and to the ultimate consumer through a wide range of quality products. Accessories' largest selling products are belts and wallets. Management estimates these items represented approximately 46%, 48% and 60% of the Company's sales in fiscal 1996, 1995 and 1994, respectively. Neckwear, men's jewelry, shaving kits, umbrellas and other gift accessories collectively accounted for Accessories' remaining sales. Accessories, Canterbury, HAS, PG and ADG sell their products to a variety of retail outlets, including national chain stores, discount stores, major department stores, specialty stores, catalogue retailers and the retail exchange operations of the United States military. PG sells primarily women's belts and small leather accessories. ADG's largest selling category is belts, followed by button covers, hosiery, hair goods, evening accessories and various other fashion accessories.

     Accessories manufactures and markets its leather goods primarily under the labels HICKOK, GREG NORMAN, PRINCE
GARDNER, BUGLE BOY, TEX TAN, DUCKS UNLIMITED, DON LOPER of BEVERLY HILLS, MANHATTAN, FRENCH TOAST, JOHN HENRY, HAGGAR, REED ST. JAMES, JAMES B. FAIRCHILD and various private store labels. Although Accessories' leather product lines include similar types of merchandise, Accessories tailors each line to appeal to the customer base of the specific channel of distribution. The HICKOK, BUGLE BOY, MANHATTAN, FRENCH TOAST and REED ST. JAMES lines are sold principally through national chain stores and mass merchandisers. The TEX TAN, GREG NORMAN, PRINCE GARDNER, DUCKS UNLIMITED, DON LOPER of BEVERLY HILLS, JOHN HENRY, HAGGAR and JAMES B. FAIRCHILD lines are sold primarily through men's specialty stores and department stores. TEX TAN and DON LOPER of BEVERLY HILLS goods are also sold to military retail operations. Neckwear is manufactured and sold under the labels BARRY WELLS, DUCKS UNLIMITED, LUCARELLI, RHYNECLIFF, LE-BIL'S, HICKOK, JAMES B. FAIRCHILD, ORLEANS, CARLOS TOMASSINITM and various private store labels, and is sold through all of Accessories' channels of distribution. ADG and PG products are marketed under various labels including PRINCE GARDNER, PRINCESS GARDNER, JONES NEW YORK, ACCESSORY DESIGN GROUP and ADG. These products are also licensed under various private store labels. Canterbury manufactures and markets its products under the CANTERBURY label. HAS manufactures and markets its products under the label REED ST. JAMES and various private store labels.

     The Company designs all of its leather products, women's accessories and neckwear. Generally, new product styles are introduced each Spring and Fall. Wallets and certain other accessories are less subject to seasonal tastes and fashion trends.

     In order to reduce its exposure to periods of economic decline, the Company has diversified its channels of distribution and increased sales to other mass merchandisers and national chain and discount stores. Wal-Mart is the Company's largest customer, representing 35%, 40% and 45% of its total sales for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. The Company has no long-term contracts with any of its customers and all accounts are subject to periodic reviews. The Company had firm backlog orders for fiscal years 1996 and 1995 totaling $5,056,000 and $3,684,000 respectively. Shipment of backlog orders in fiscal 1997 is subject to product availability prior to customer order cancellation dates.

     The Company's marketing strategy is to develop and maintain relationships with its retail accounts by emphasizing service and product value. The Company's accounts are developed through the efforts of senior management, regional managers, account executives and a sales organization of salespeople and independent sales representatives. Senior management, regional managers, and account executives are all utilized for concentrated, specialized selling to national chain stores, discount stores, major department stores and catalogue retailers. Salespeople are involved in selling and servicing most account types and are primarily responsible for selling to specialty stores.

     The Company adjusts the respective percentages of domestically manufactured and imported products and the sources of imported products, as appropriate, to reduce labor and material costs, to diversify its product lines and to reduce exposure to interruption of its product flow. ADG and PG import the majority of their product lines from various foreign sources.

     The Company's inventory constitutes approximately 46% of total assets and has historically turned over about twice a year. This is consistent with other companies in the small leather goods and accessories industries, with slight variations from year to year. This rate of turnover is due to the long lead times associated with the purchase of raw materials to manufacture belts and the Company's commitment to satisfy customer's rapid delivery requirements. The major raw materials for the Company's products are readily available from a variety of foreign and domestic sources.

     The Company's operating results are subject to seasonal variations as well as the status of the economy. Its sales and operating results are fairly consistent throughout the fiscal year, but there is generally a seasonal increase during the second fiscal quarter. Due to receipt of cash from seasonal sales peaks and payment terms granted certain customers of Accessories, cash receipts increases usually occur in December and June. Current financial resources (working capital and borrowing arrangements) and anticipated funds from operations are expected to be adequate to meet capital requirements in the year ahead.

     The Company owns the trademarks HICKOK, CANTERBURY, PRINCE GARDNER, PRINCESS GARDNER, LUCARELLI, RHYNECLIFF, DON LOPER of BEVERLY HILLS, CARLOS TOMASSINI, ORLEANS, BARRY WELLS, and LE-BIL'S. The PRINCE GARDNER, PRINCESS GARDNER and
CANTERBURY trade names, as well as various trade names used by HAS were purchased by the Company through the acquisition transactions described above. Additionally, the Company holds licenses to use the JONES NEW YORK, GREG NORMAN, BUGLE BOY, DUCKS UNLIMITED, MANHATTAN, FRENCH TOAST, JOHN HENRY,
HAGGAR, TEX TAN, REED ST. JAMES, ROBERT BRUCE, and JAMES B. FAIRCHILD trademarks. Generally, the license agreements require that the Company pay annual royalties, ranging from 2% to 13%, based on minimum sales quotas or sales. The terms of the agreements are typically 4 to 10 years, with options to extend the terms, provided certain sales or royalty minimums are achieved. For fiscal 1996, no license agreement sales accounted for 5% or more of the Company's net sales.

Discontinued Operation

During fiscal year 1995, the Company announced its decision to dispose of the Always In Style operations. Always In Style was acquired in November of 1993 for total consideration of $1,350,000 which included 36,364 shares of Company common stock and cash. Always In Style was originally acquired by the Company in an effort to establish a position in the emerging shop-at-home market. The decision to discontinue Always In Style was made after a reevaluation of the Company's present position in the home-TV shopping business.

The consolidated statements of income for fiscal years 1996, 1995 and 1994 exclude sales and expenses of the discontinued operation from captions applicable to continuing operations. Net sales for Always In Style were approximately $2,690,000 and $1,190,000 for the period prior to the measurement date in 1995 and for the year ended June 30, 1994, respectively. The after-tax loss from discontinuing Always In Style, including the write-off of $1,363,000 of goodwill, reduced income by approximately $3,242,000, or $.62 per share, for the year ending June 30, 1995.

Competition

     The market for finished leather goods, neckwear and women's accessories is fragmented and highly competitive. There are numerous competitors who serve the same customers and markets as the Company.

Employees

     The Company had approximately 659 employees at June 30,
1996. In the opinion of the Company's management, employee relations are good. The Company's employees are not subject to a collective bargaining agreement.


ITEM 2.  Properties.

     The Company owns and operates a facility in Yoakum, Texas, which is used for leather product manufacturing, product distribution and offices. This facility has the capacity to manufacture approximately 4.0 million belts in a year. During fiscal 1996, the Company's utilization averaged about 72%. The Company leases facilities in Little Rock, Arkansas, Scarborough, Canada, and Dominican Republic which are used for the manufacturing of neckwear and leather goods, respectively. Additionally, the Company leases warehouse space in Dallas, Texas, for ADG and office space in Arlington, Texas, for the corporate headquarters, ADG and PG. The Company has a renewal option for its office space in Arlington. In the opinion of management, the various corporate, ADG, PG, HAS and neckwear spaces are adequate and suitable for the particular use involved. The Yoakum, Texas, manufacturing and distribution centers are considered adequate.

     The total space owned, leased and occupied by the Company as of June 30, l996, was as follows:

                                   Approximate Square Feet
                            -------------------------------------
                               Owned       Leased       Total
                            ---------   ----------   ------------
   Warehouse and Office      127,000     107,000       234,000
   Factory                    63,000      39,000       102,000
                            --------    --------       --------
   Total                     190,000     146,000       336,000
                            ========    ========       =======



ITEM 3.  Legal Proceedings.

     The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business. No material legal proceedings were terminated during the fourth quarter of the 1996 fiscal year.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of the 1996 fiscal year.

                             Part II

ITEM 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

  (a) The principal market for the registrant's common stock is the NASDAQ National Market System. The high and low bid information for the Company's common stock for each full quarterly period within the two most recent fiscal years appears on page 24 of the Company's l996 Annual Report to Stockholders, which information is incorporated herein by reference.

  (b) The approximate number of holders of common stock on August
30, l996, was 1,302.

  (c) The Company has not paid any cash dividends since its inception and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain earnings for use in its business, although there are currently no restrictions on the Company's present or future ability to pay dividends.

ITEM 6.  Selected Financial Data.

     The information required by this item appears on page 24 of the 1996 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The information required by this item appears on pages 20 through 23 of the l996 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data.

     The information required by this item appears on pages 6 through 24 of the 1996 Annual Report to Stockholders, which information is incorporated herein by reference. Following is a cross reference for location of the requested information:

                                                   Page Number in
                                                        the
                                                    Tandy Brands
                                                 Accessories, Inc.
                                                    1996 Annual
                                                     Report to
                                                   Stockholders
                                                 -----------------

Financial Statements and Supplementary Data

Consolidated Statements of Income for the Years
  Ended June 30, 1996, 1995 and 1994                     6

Consolidated Balance Sheets at June 30, 1996
  and 1995                                               7

Consolidated Statements of Cash Flows for the
  Years Ended June 30, 1996, 1995 and 1994               8

Consolidated Statements of Stockholders' Equity
  for the Years Ended June 30, 1996, 1995 and 1994       9

Notes to Consolidated Financial Statements             10-18

Selected Unaudited Quarterly Financial Data              18

Report of Independent Auditors                           19

Selected Financial Data                                  24


ITEM 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.


                            Part III

ITEM l0.  Directors and Executive Officers of the Registrant.

     The information required by this item appears under the captions "Election of Directors" and "Executive Officers" included in the Company's definitive Proxy Statement relating to the Company's l996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM ll.  Executive Compensation.

     The information required by this item appears under the caption "Executive Compensation" included in the Company's definitive Proxy Statement relating to the Company's l996 Annual
Meeting of Stockholders, which information is incorporated herein by reference.

ITEM l2.  Security Ownership of Certain Beneficial Owners and
Management.

     The information required by this item appears under the caption "Security Ownership of Certain Beneficial Owners" included in the Company's definitive Proxy Statement relating to the Company's l996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM l3.  Certain Relationships and Related Transactions.

     The information required by this item appears under the caption "Certain Transactions" included in the Company's definitive Proxy Statement relating to the Company's 1996 Annual
Meeting of Stockholders, which information is incorporated herein by reference.


                             PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on
Form 8-K.

     (a)  The following documents are filed as a part of this
            Report:

            (l)  The financial statements listed in response to
            Item 8 of this Report have been incorporated herein by reference to pages 6 through 24 of the Company's 1996 Annual Report to Stockholders.

            (2)  Financial Statement Schedule:

            Report of Independent Auditors on Financial Statement
              Schedule
            For the three years in the period ended June 30, 1996
              Schedule II -- Valuation and Qualifying Accounts

              The financial statement schedule should be read in conjunction with the consolidated financial statements in the Company's 1996 Annual Report to Stockholders. Financial statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

            (3)  Exhibits:

            A list of the exhibits required to be filed as part of this Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

     (b)  Reports on Form 8-K.

            No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.


                           SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         TANDY BRANDS ACCESSORIES, INC.
                         (Registrant)



Date:  September 20, 1996           By:/s/J.S.B. JENKINS
                                    -------------------------------------
                                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange
Act of l934, this has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name                     Position                       Date
- ----------------------   --------------------------     -------------------
/s/Clayton E. Niles       Director and Chairman           September 20, 1996
                         of the Board

/s/J.S.B. Jenkins         Director                        September 20, 1996

/s/Dr. James Gaertner     Director                        September 20, 1996

/s/C. A. Rundell, Jr.     Director                        September 20, 1996

/s/Robert E. Runice       Director                        September 20, 1996

/s/Maxine Clark           Director                        September 20, 1996

/s/Bruce Cole             Vice President, Treasurer,      September 20, 1996
                         Chief Financial Officer
                         and Chief Accounting
                         Officer



                REPORT OF INDEPENDENT AUDITORS ON
                  FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders
Tandy Brands Accessories, Inc.


We have audited the consolidated financial statements of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 7, 1996. Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                ERNST & YOUNG LLP




Fort Worth, Texas
August 7, 1996


         TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   For the Year Ended June 30,


                                  Additions
                            ----------------------
                Balance at  Charged to  Charged to                  Balance
                 Beginning   Costs and    Other                    at End of
Description      of Period   Expenses    Accounts   Deductions(1)   Period
- ---------------  ---------  ----------  ----------  -------------  --------
1996
- ----
Allowance for
  Doubtful Accts
   and Returns   $520,000     $343,000     $-0-       $257,000     $606,000

1995
- ----
Allowance for
  Doubtful Accts
   and Returns   $379,000   $1,372,000     $-0-     $1,231,000     $520,000

1994
- ----
Allowance for
   Doubtful Accts
   and Returns   $229,000     $199,000     $-0-        $49,000     $379,000




(1)  Represents uncollectible accounts written off, net of recoveries.


         TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                          EXHIBIT INDEX

                                           Incorporated by Reference
                                               (if applicable)
                                           -------------------------
                                  Sequent-
                                   ially
                                  Numbered
Exhibit Number and Description      Page    Form    Date    File No.  Exhibit
- ------------------------------    --------  ----  --------  --------  -------
(3)  Articles of Incorporation
     and by-laws

      3.1  Certificate of
           Incorporation
           of Tandy Brands
           Accessories, Inc.        N/A      S-1  11/02/90  33-37588    3.1
      3.2  By-laws of Tandy
           Brands Accessories,
           Inc.                     N/A      S-1  11/02/90  33-37588    3.2

(4)  Instruments defining the
     rights of security holders,
     including indentures

      4.1 Certificate of
          Designations, Powers,
          Preferences, and
          Rights of Series A
          Junior Participating
          Cumulative Preferred
          Stock of Tandy Brands
          Accessories, Inc.         N/A       S-1  11/02/90  33-37588   4.1
      4.2 Form of Common Stock
          Certificates of Tandy
          Brands Accessories,
          Inc.                      N/A       S-1  11/02/90  33-37588   4.2
      4.3 Form of Preferred Share
          Purchase Rights
          Certificate of Tandy
          Brands Accessories,
          Inc.                      N/A       S-1  11/02/90  33-37588   4.3
      4.4 Rights Agreement dated
          November 7, 1990,
          between Tandy Brands
          Accessories, Inc.
          and First National
          Bank of Boston            N/A       S-1  11/02/90  33-37588   4.4

(10) Material Contracts

     10.1 Form of Distribution
          Agreement dated
          December 31, 1990,
          between The Bombay
          Company, Inc. and
          Tandy Brands
          Accessories, Inc.         N/A       S-1  11/02/90  33-37588  10.1
     10.2 Form of Service
          Agreement dated
          December 31, 1990,
          between The Bombay
          Company, Inc. and
          Tandy Brands
          Accessories, Inc.         N/A       S-1  11/02/90  33-37588  10.2
     10.3 Form of Tax Sharing
          Agreement dated
          December 31, 1990,
          between The Bombay
          Company, Inc. and
          Tandy Brands
          Accessories, Inc.         N/A       S-1   11/02/90  33-37588  10.3
     10.4 Form of Purchase
          Agreement dated
          December 31, 1990,
          between The Bombay
          Company, Inc. and
          Mr. J.S.B. Jenkins        N/A       S-1   11/02/90  33-37588  10.4
     10.6 Tandy Brands Accessories,
          Inc. Stock Purchase
          Program                   N/A       S-1   11/02/90  33-37588  10.6
     10.7 Tandy Brands Accessories,
          Inc. Employees Investment
          Plan                      N/A       S-1   11/02/90  33-37588  10.7
*    10.8 Tandy Brands Accessories,
          Inc. 1991 Stock Option
          Plan                      N/A       S-1   11/02/90  33-37588  10.8
     10.9 Form of Stock Option
          Agreement - 1991 Stock
          Option Plan               N/A       S-1   11/02/90  33-37588  10.9
*   10.10 Tandy Brands Accessories,
          Inc. Stock Bonus Plan     N/A       S-1   11/02/90  33-37588  10.10
*   10.11 Tandy Brands Accessories,
          Inc. Family Security Plan N/A       S-1   11/02/90  33-37588  10.11
    10.12 Form of Agreement under
          Family Security Plan      N/A       S-1   11/02/90  33-37588  10.12
*   10.13 Tandy Brands Accessories,
          Inc. Key Executive
          Disability Plan           N/A       S-1   11/02/90  33-37588  10.13
    10.14 Lease Agreement dated
          December 12, 1990,
          to be effective February
          1, 1991, between Bill
          Humble and others and
          Tandy Brands Accessories,
          Inc. relating to the
          Little Rock, Arkansas,
          manufacturing facility    N/A       S-1   11/02/90  33-37588  10.14
    10.15 Form of Indemnification
          Agreement between Tandy
          Brands Accessories, Inc.
          and each of its
          directors and officers    N/A       S-1   11/02/90  33-37588  10.15
    10.16 Office Lease Agreement
          dated March 6, 1991,
          between John Hancock
          Mutual Life Insurance
          Co. and Tandy Brands
          Accessories, Inc.
          relating to the
          corporate offices         N/A       S-1   11/02/90  33-37588  10.16
    10.17 Tandy Brands Accessories,
          Inc. Non-qualified
          Formula Stock Option
          Plan for Non-Employee
          Directors                 N/A       S-8   02/10/94  33-75114  28.1
*   10.18 Tandy Brands Accessories,
          Inc. 1993 Employee Stock
          Option Plan and form of
          Stock Option Agreement
          thereunder                N/A       S-8   02/10/94  33-75114  28.2
    10.19 Tandy Brands Accessories,
          Inc. Non-qualified Stock
          Option Plan for Non-
          Employee Directors        N/A       S-8   02/10/94  33-75114  28.3
    10.20 Tandy Brands Accessories,
          Inc. 1995 Stock Deferral
          Plan for Non-Employee
          Directors                 N/A       S-8   06/03/96  333-8579  99.1

(11) Statement re computation of
     per share earnings

    11.1  Earnings per share
          statement                 N/A       N/A      N/A      N/A     11.1

(13) Annual Report to security
     holders, Form 10-Q or quarterly
     report to security holders

    13.1  Annual Report to
          Stockholders of Tandy
          Brands Accessories,
          Inc.                      N/A       N/A      N/A      N/A     13.1

(22) Subsidiaries of the registrant

    22.1  List of subsidiaries      N/A       N/A      N/A      N/A     22.1

(24) Consents of experts and
     counsel

    24.1  Consent of Ernst &
          Young LLP                 N/A       N/A      N/A      N/A     24.1


*  Management compensatory plan.






EXHIBIT (11):  Statement Re: Computation of Earnings Per Share
- --------------------------------------------------------------

Earnings per Share - Earnings per share is determined by dividing net income by the average number of common shares outstanding plus common stock equivalents of dilutive stock options.
Earnings per share, as presented, is both primary and fully diluted.

                                           (In thousands)
                                         Year Ended June 30,
                                    ------------------------------
                                     1996        1995        1994
                                    ------      ------      ------
Common shares outstanding:
   Weighted average shares
     outstanding                    5,329       5,201       5,056
   Share equivalents                   36          68         153
                                    -----       -----       -----
   Total                            5,365       5,269       5,209
                                    =====       =====       =====




EXHIBIT (22):  Subsidiaries of the Registrant
- ---------------------------------------------

                               State or Other
                              Jurisdiction of         Names Under Which
      Subsidiaries of         Incorporation or        Such Subsidiaries
      the Registrant            Organization             Do Business
- ----------------------------  ----------------  ----------------------------

Accessory Design Group, Inc.      Delaware      Accessory Design Group, Inc.
                                                Accessory Design Group

TBAC-Prince Gardner, Inc.         Delaware      TBAC-Prince Gardner, Inc.
                                                Prince Gardner

TBAC-AIS, Inc.                    Delaware      TBAC-AIS, Inc.

H.A. Sheldon Canada Ltd.          Canada        1088258 Ontario, Inc.
                                                H.A. Sheldon Canada Ltd.

TBAC-Canterbury, Inc.             Delaware      TBAC-Canterbury, Inc.



EXHIBIT (24):  Consents of Experts and Counsel
- ----------------------------------------------

                 CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual
Report on Form 10-K of Tandy Brands Accessories, Inc. of our report dated August 7, 1996, included in the 1996 Annual Report to Stockholders of Tandy Brands Accessories, Inc.

We also consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-41262, 33-46814, 33-91996, 33-75114 and 333-8579) and in the related Prospectuses of
(i) our report dated August 7, 1996, with respect to the consolidated financial statements of Tandy Brands Accessories, Inc. included in the 1996 Annual Report to Stockholders of Tandy Brands Accessories, Inc. and (ii) our report dated August 7, 1996, with respect to the financial statement schedule included in this Annual Report on Form 10-K for the year ended June 30, 1996.




                                                ERNST & YOUNG LLP





Fort Worth, Texas
September 17, 1996