Form 10-Q
period 1996-09-30
TANDY BRANDS ACCESSORIES INC
filed 1996-11-14
CIK 869487

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ______________________

                                    FORM 10-Q
             Quarterly Report Pursuant To Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

                            _________________________

For the Period Ended September 30, 1996         Commission File Number 0-18927


                         TANDY BRANDS ACCESSORIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    75-2349915
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                               Identification No.)


         690 East Lamar Boulevard, Suite 200, Arlington, TX    76011
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code               (817) 548-0090

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

               Yes      X          No
                      -----              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                 Number of shares outstanding at September 30, 1996
--------------------------    ----------------------------------------------
Common stock, $1 par value                   5,417,198

                         TANDY BRANDS ACCESSORIES, INC.

                                    Form 10-Q

                        Quarter Ended September 30, 1996



                                TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION

Item                                                             Page No.

1.   Financial Statements                                        3 - 6

2.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                  7


PART II -- OTHER INFORMATION

Item

4.   Submission of Matters to a Vote of Security Holders           8

6.   Exhibits and Reports on Form 8-K                              8


     SIGNATURES                                                    9


     INDEX TO EXHIBITS AND EXHIBITS                             10 - 13

               Tandy Brands Accessories, Inc. and Subsidiaries
                            File Number 0-18927
                                 Form 10-Q
                Condensed Consolidated Statements of Income
                  (In thousands, except per share amounts)
                                (Unaudited)

                                                  Three Months
                                                      Ended
                                               September 30, 1996
                                               ------------------
                                                 1996       1995
                                               -------    -------
Gross sales, less discounts, returns
   and allowances                              $23,661    $22,703
Royalty, interest and other income                   2         65
                                                ------     ------
  Total revenues                                23,663     22,768
                                                ------     ------
Costs and expenses:
  Cost of goods sold                            14,728     14,101
  Selling, general and administrative            6,522      6,515
  Depreciation and amortization                    446        517
  Interest                                         286        323
                                                ------     ------
     Total costs and expenses                   21,982     21,456
                                                ------     ------
Income before income taxes                       1,681      1,312

Provision for income taxes                        (618)      (466)
                                                ------     ------
Net Income                                      $1,063       $846
                                                ======     ======

Average common shares and common share
   equivalents                                   5,436      5,322
                                                 =====      =====
Earnings per average common share and
  common share equivalent                        $0.20      $0.16
                                                 =====      =====

Cash dividends per common share                   None       None

The accompanying notes are an integral part of these condensed financial statements.

            Tandy Brands Accessories, Inc. and Subsidiaries
                          File Number 0-18927
                               Form 10-Q
                 Condensed Consolidated Balance Sheets
                         (Dollars in thousands)

                                          September 30,         June 30,
                                              1996                1996
                                         ---------------       ----------
                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                $       361       $        88
  Accounts receivable, net                      16,951            13,746
  Inventories:
     Raw materials and work in process           6,714             6,046
     Finished goods                             25,559            20,564
  Other current assets                           1,797             2,505
                                                ------            ------
     Total current assets                       51,382            42,949
                                                ------            ------
Property and equipment, at cost                  9,461             9,326
Accumulated depreciation                        (4,517)           (4,246)
                                                ------            ------
  Net property and equipment                     4,944             5,080
                                                ------            ------
Other assets:
  Goodwill, less amortization                    8,384             8,526
  Other assets, less amortization                1,783             1,856
                                                ------            ------
     Total other assets                         10,167            10,382
                                                ------            ------
TOTAL ASSETS                               $    66,493      $     58,411
                                                ======            ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                            $     6,250      $      2,200
  Accounts payable                               2,427             4,624
  Accrued expenses                               2,545             2,043
                                                ------            ------
     Total current liabilities                  11,222             8,867
                                                ------            ------
Other liabilities:
  Notes payable                                 16,800            12,400
  Other noncurrent liabilities                     316               297
                                                ------            ------
     Total other liabilities                    17,116            12,697
                                                ------            ------
Stockholders' equity:
  Preferred stock, $1 par value, 1,000,000
     shares authorized, non-issued
  Common stock, $1 par value, 10,000,000
     shares authorized, 5,417,198 shares and
     5,382,267 shares issued and outstanding
     as of September 30, 1996, and June 30,
     1996, respectively                          5,417             5,382
  Additional paid-in capital                    18,244            18,038
  Retained Earnings                             14,494            13,427
                                                ------            ------
     Total stockholders' equity                 38,155            36,847
                                                ------            ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $    66,493      $     58,411
                                                ======            ======



The accompanying notes are an integral part of these condensed financial statements.

             Tandy Brands Accessories, Inc. and Subsidiaries
                           File Number 0-18927
                                Form 10-Q
             Condensed Consolidated Statement of Cash Flows
                          (Dollars in thousands)
                               (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                 --------------------------
                                                    1996            1995
                                                 ----------      ----------
Cash Flows from operating activities:
  Net income                                     $    1,063      $      846
  Adjustments to reconcile net income to net
    cash provided by (used for) continuing
    activities:
     Depreciation                                       231             260
     Amortization                                       195             299
     Other                                               40             193
  Change in assets and liabilities, net of
    effects from acquisitions:
     Accounts Receivable                             (3,205)         (3,816)
     Inventories                                     (5,663)          1,462
     Other assets                                       770            (267)
     Accounts payable                                (2,197)         (2,097)
     Accrued expenses                                   502             300
                                                    -------         -------
  Net cash used for operating activities             (8,264)         (2,820)
                                                    -------         -------
Cash flows from investing activities:
  Purchases of property and equipment                  (154)           (151)
                                                    -------         -------
  Net cash used for investing activities               (154)           (151)
                                                    -------         -------

Cash flows from financing activities:
  Exercise of employee stock options, net of
    purchase of treasury stock                           --              15
  Sale of stock to stock purchase program               241             300
  Proceeds from borrowings                           14,300           9,670
  Payments under borrowings                          (5,850)         (8,450)
                                                    -------         -------
  Net cash provided by financing activities           8,691           1,535
                                                    -------         -------
Net increase (decrease) in cash and cash
  equivalents                                           273          (1,436)
Cash and cash equivalents at beginning of period         88           1,488
                                                    -------         -------
Cash and cash equivalents at end of period       $      361     $        52
                                                    =======         =======

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
     Interest                                    $      280     $       367
     Income Taxes                                        32              10

Noncash activities:
  None.

The accompanying notes are an integral part of these condensed financial statements.

                 Tandy Brands Accessories, Inc. and Subsidiaries
                     Notes to Condensed Financial Statements
                                   (Unaudited)




Note 1 - Accounting Principles.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended
September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996, Compared to the Three Months Ended September 30, 1995.

First quarter results for Tandy Brands Accessories, Inc. reflected growing sales and profitability. Net sales for the three month period ended September 30, 1996, were $23,661,000. This represents a 4.2% increase when compared to last year's first quarter sales of $22,703,000. More importantly, while net sales were up only 4.2%, net income for the quarter ended September 30, 1996, was $1,063,000, or $0.20 a share, up 25% when compared to net income of $846,000, or $0.16 a share, for the same period last year. The increase in net income and earnings per share reflects the effect of strategic initiatives executed by Tandy Brands over the last 18 months. One of those initiatives included a detailed review and subsequent curtailment of many variable selling, general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows from operations and the Company's lines of credit. The Company has three unsecured bank credit lines aggregating $45,000,000 which can be used for seasonal borrowings and letters of credit. The Company also has an unsecured line of credit of $750,000 with a Canadian bank for seasonal borrowings, letters of credit and foreign exchange forward contract requirements of H.A. Sheldon. As of September 30, 1996, the Company had borrowings under its lines of credit of $23,050,000. This represents a 6.7% reduction when compared to debt outstanding as of September 30, 1995.

For the three months ended September 30, 1996, the Company used cash of $8,264,000 for operating activities compared to $2,820,000 used for operating activities for the same period in the prior year. The use of cash for operating activities is primarily attributable to a seasonal increase in accounts receivable and inventories.

Capital expenditures were $154,000 for the three months ended
September 30, 1996, compared to $151,000 for the same period of the prior year. These expenditures remain at low levels in response to a static retail market and the fact that there are no significant capital expenditures projects under way.

The Company believes that it has adequate financial resources and sufficient credit facilities to satisfy its future working capital needs.

                         TANDY BRANDS ACCESSORIES, INC.
                           PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders.

(a) No matters were submitted to the Security Holders for a vote during the quarter ended September 30, 1996.


ITEM 6.  Exhibits and Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 1996. The exhibits filed as a part of this report are listed below.

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





Date: November 14, 1996

                         TANDY BRANDS ACCESSORIES, INC.
                                 EXHIBIT INDEX


                                 Sequen-
                                 tially          Incorporated by Reference
                                Numbered              (If applicable)
Exhibit Number and Description    Page    Form    Date    File No.  Exhibit
------------------------------  --------  ----  --------- --------  -------
(4)  Instruments defining the
     rights of security
     holders, including
     indentures
     4.1   Certificate of          N/A    S-1   11/02/90  33-37588    4.1
           Designations,
           Powers, Preferences
           and Rights of
           Series A Junior
           Participating
           Cumulative
           Preferred Stock of
           Tandy Brands
           Accessories, Inc.
     4.2   Form of Common          N/A    S-1   11/02/90  33-37588    4.2
           Stock Certificate
           of Tandy Brands
           Accessories, Inc.
     4.3   Form of Preferred       N/A    S-1   11/02/90  33-37588    4.3
           Share Purchase
           Rights Certificate
           of Tandy Brands
           Accessories, Inc.
     4.4   Rights agreement        N/A    S-1   11/02/90  33-37588   10.5
           dated November 7,
           1990, between Tandy
           Brands Accessories,
           Inc. and First
           National Bank of
           Boston
(11) Statement re: Computation
     of per share earnings
     11.1  Earnings per share      11     N/A      N/A      N/A       N/A
           statement
(27) Financial Statement Schedule
     27.1  Financial statement
           schedule                12     N/A      N/A      N/A       N/A

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




                                       Three Months
                                           Ended
                                       September 30,
                                   -----------------------
                                      1996         1995
                                   ----------   ----------
Weighted average common
shares outstanding                 5,403,000     5,285,000

Common share equivalents              33,000        37,000
                                  ----------    ----------

Average common shares and
  common share equivalents         5,436,000     5,322,000
                                  ==========    ==========

                        TANDY BRANDS ACCESSORIES, INC.


Exhibit 27.  Financial Data Schedule