Form 10-Q
period 1996-12-31
TANDY BRANDS ACCESSORIES INC
filed 1997-02-18
CIK 869487

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ______________________

                                   FORM 10-Q
              Quarterly Report Pursuant To Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

                           _________________________

For the Period Ended December 31, 1996         Commission File Number 0-18927


                         TANDY BRANDS ACCESSORIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    75-2349915
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


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

               Yes      X          No
                      -----              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class                 Number of shares outstanding at December 31, 1996
--------------------------    ----------------------------------------------
Common stock, $1 par value                   5,446,633

                         TANDY BRANDS ACCESSORIES, INC.

                                   Form 10-Q

                        Quarter Ended December 31, 1996



                               TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION

Item                                                            Page No.

1.   Financial Statements                                        3 - 6

2.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                7 - 8

PART II -- OTHER INFORMATION

Item

4.   Submission of Matters to a Vote of Security Holders           9

6.   Exhibits and Reports on Form 8-K                              9


     SIGNATURES                                                   10


     INDEX TO EXHIBITS AND EXHIBITS                             11 - 13

               Tandy Brands Accessories, Inc. and Subsidiaries
                            File Number 0-18927
                                 Form 10-Q
                Condensed Consolidated Statements of Income
                  (In thousands, except per share amounts)
                                (Unaudited)


                                           Three Months        Six Months
                                              Ended               Ended
                                           December 31         December 31
                                        -----------------   -----------------
                                          1996      1995      1996      1995
                                        -------   -------   -------   -------
Gross sales, less discounts, returns
   and allowances                       $29,879   $24,406   $53,540   $47,109
Royalty, interest and other income           50        30        52        95
                                         ------    ------    ------    ------
  Total revenues                         29,929    24,436    53,592    47,204
                                         ------    ------    ------    ------
Costs and expenses:
  Cost of goods sold                     18,993    14,898    33,721    28,999
  Selling, general and administrative     7,473     7,284    13,995    13,799
  Depreciation and amortization             428       549       874     1,066
  Interest                                  355       400       641       723
                                         ------    ------    ------    ------
     Total costs and expenses            27,249    23,131    49,231    44,587
                                         ------    ------    ------    ------
Income before income taxes                2,680     1,305     4,361     2,617

Provision for income taxes                 (980)     (464)   (1,598)     (930)
                                         ------    ------     -----     -----
Net Income                               $1,700      $841    $2,763    $1,687
                                         ======    ======    ======    ======

Average common shares and common
   share equivalents                      5,464     5,347     5,450     5,335
                                          =====     =====     =====     =====
Earnings per average common share
  and common share equivalent             $0.31     $0.16     $0.51     $0.32
                                          =====     =====     =====     =====

Cash dividends per common share            None      None      None      None

The accompanying notes are an integral part of these condensed financial statements.

            Tandy Brands Accessories, Inc. and Subsidiaries
                          File Number 0-18927
                               Form 10-Q
                 Condensed Consolidated Balance Sheets
                         (Dollars in thousands)

                                           December 31,         June 30,
                                              1996                1996
                                         ---------------       ----------
                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                   $    551          $     88
  Accounts receivable, net                      15,623            13,746
  Inventories:
     Raw materials and work in process           7,037             6,046
     Finished goods                             25,760            20,564
  Other current assets                           1,818             2,505
                                                ------            ------
     Total current assets                       50,789            42,949
                                                ------            ------
Property and equipment, at cost                  9,745             9,326
Accumulated depreciation                        (4,759)           (4,246)
                                                ------            ------
  Net property and equipment                     4,986             5,080
                                                ------            ------
Other assets:
  Goodwill, less amortization                    8,232             8,526
  Other assets, less amortization                1,798             1,856
                                                ------            ------
     Total other assets                         10,030            10,382
                                                ------            ------
TOTAL ASSETS                                  $ 65,805          $ 58,411
                                                ======            ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                               $  3,000          $  2,200
  Accounts payable                               3,555             4,624
  Accrued expenses                               3,168             2,043
                                                ------            ------
     Total current liabilities                   9,723             8,867
                                                ------            ------
Other liabilities:
  Notes payable                                 15,800            12,400
  Other noncurrent liabilities                     268               297
                                                ------            ------
     Total other liabilities                    16,068            12,697
                                                ------            ------
Stockholders' equity:
  Preferred stock, $1 par value, 1,000,000
     shares authorized, non-issued
  Common stock, $1 par value, 10,000,000
     shares authorized, 5,446,633 shares and
     5,382,267 shares issued and outstanding
     as of December 31, 1996, and June 30,
     1996, respectively                          5,447             5,382
  Additional paid-in capital                    18,391            18,038
  Retained Earnings                             16,176            13,427
                                                ------            ------
     Total stockholders' equity                 40,014            36,847
                                                ------            ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 65,805          $ 58,411
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

                                                      Six Months Ended
                                                         December 31
                                                 --------------------------
                                                    1996            1995
                                                 ----------      ----------
Cash Flows from operating activities:
  Net income                                     $    2,763      $    1,687
  Adjustments to reconcile net income to net
    cash provided by (used for) continuing
    activities:
     Depreciation                                       523             520
     Amortization                                       429             624
     Other                                              (38)             50
  Change in assets and liabilities:
     Accounts receivable                             (1,877)         (1,517)
     Inventories                                     (6,187)          6,118
     Other assets                                       599             182
     Accounts payable                                (1,069)         (2,736)
     Accrued expenses                                 1,125            (134)
                                                    -------         -------
  Net cash used for (provided by) operating
     activities                                      (3,732)          4,794
                                                    -------         -------
Cash flows from investing activities:
  Purchases of property and equipment                  (423)           (418)
                                                    -------         -------
  Net cash used for investing activities               (423)           (418)
                                                    -------         -------

Cash flows from financing activities:
  Exercise of employee stock options, net of
    purchase of treasury stock                           --              20
  Sale of stock to stock purchase program               418             482
  Proceeds from borrowings                           25,950          14,070
  Payments under borrowings                         (21,750)        (19,995)
                                                    -------         -------
  Net cash provided by (used for) financing
    activities                                        4,618          (5,423)
                                                    -------         -------
Net increase (decrease) in cash and cash
  equivalents                                           463          (1,047)
Cash and cash equivalents at beginning of period         88           1,488
                                                    -------         -------
Cash and cash equivalents at end of period       $      551     $       441
                                                    =======         =======

Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
     Interest                                    $      774     $       757
     Income Taxes                                       816             636

Noncash activities:
  None

The accompanying notes are an integral part of these condensed financial statements.

                 Tandy Brands Accessories, Inc. and Subsidiaries
                     Notes to Condensed Financial Statements
                                   (Unaudited)




Note 1 - Accounting Principles.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 1996.

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

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 1996, Compared to the Three and Six Months Ended December 31, 1995.

For the three month period ended December 31, 1996, net sales increased 22% to $29,879,000, as compared to net sales of $24,406,000 for the same period last year. Net income for the second quarter increased 102% to $1,700,000, or $ .31 per share, compared to net income of $841,000, or $ .16 per share, for the same three months last year.

For the six month period ended December 31, 1996, net sales increased 14% to $53,540,000, as compared to net sales of $47,109,000 for the same period last year. Net income for the six month period increased 64% to $2,763,000, or $ .51 per share, compared to net income of $1,687,000, or $ .32 per share, for the same six months last year.

The net sales increases for the three and six months reflect sales increases of women's products of $4,429,000 and $5,860,000, respectively, as compared to the same periods of the prior year. Consistent with Company historical trends, these increased women's sales were made at lower gross margins compared to men's product sales. However, these women's product sales incur lower selling, general and administrative expenses than men's product sales which resulted in improved net income performance as a percentage of sales compared to the three and six months results for the prior year. Additionally, decreased selling, general and administrative expenses as a percent of sales for the three and six month periods ended December 31, 1996, reflect the results of certain strategic initiatives in fiscal 1996, which included curtailment of many variable selling, general and administrative expenses.

Men's products had net sales increases over the prior year in both the three and six month periods of $1,257,000 and $499,000, respectively. Men's belt and wallet sales increases offset sales decreases in the Company's neckwear business caused by loss of customers and fashion trends moving toward more casual men's business dress.

The effective tax rate for the three and six months ended December 31, 1996, was 36.6% compared to 35.5% for the same prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows from operations and the Company's lines of credit. The Company has two unsecured bank credit lines aggregating $45,000,000 which can be used for seasonal borrowings and letters of credit. The Company also has an unsecured line of credit of $1,500,000CND with a Canadian bank for seasonal borrowings, letters of credit and foreign exchange forward contract requirements of the Company's
Canadian operations. The Company's borrowings under its credit lines increased $1,248,000 to $18,800,000 from $17,552,000 as of December 31, 1996 and 1995, respectively.

For the six months ended December 31, 1996, the Company's operating activities used cash of $3,732,000. The use of cash resulted primarily from a $6,187,000 increase in inventories, a $1,877,000 increase in accounts receivable, a decrease in accounts payable of $1,069,000 offset by net income of $2,763,000. The net use of cash relates to the increasing sales trends for the first two quarters of fiscal 1997 requiring increased inventory levels and booked orders for shipment in the Company's third fiscal quarter.

Capital expenditures were $423,000 for the six months ended December 31, 1996, which approximated the $418,000 expended for the same period of the prior year.

The Company believes that its cash flows from operations and borrowing available under bank lines of credit are sufficient to fund its operations.

                         TANDY BRANDS ACCESSORIES, INC.
                           PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders.

(a)  The annual meeting of stockholders was held on November 4, 1996.

(b)  The matters voted upon were as follows:

     (i) The election of two directors in Class III to serve for a three-year term expiring in 1999, or until their successors are elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each niminee were as follows:

     Mr. Clayton E. Niles
     --------------------
     For  4,465,918  Against/Withheld  82,431   Abstain  0   Broker Non-Votes  0

     Mr. J.S.B. Jenkins
     ------------------
     For  4,525,380  Against/Withheld  22,969   Abstain  0   Broker Non-Votes  0

     Directors whose terms continued after the annual meeting are as follows:

     Mr. C.A. Rundell, Jr.
     Mr. Robert E. Runice
     Dr. James F. Gaertner
     Ms. Maxine Clark

     (ii) The approval of the amendment to the Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan for Non-Employee Directors (the "Plan"). The number of votes cast for and against the approval of the amendment to the Plan, as well as the number of abstentions and broker non-votes with respect to the approval of the amendment to the Plan were as follows:

     For 3,930,010 Against/Withheld 302,362 Abstain 315,977 Broker Non-Votes 0


ITEM 6.  Exhibits and Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 1996. The exhibits filed as a part of this report are listed below.

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



                              TANDY BRANDS ACCESSORIES, INC.
                                (Registrant)





                              /s/ J.S.B. Jenkins
                              -------------------------------------
                              J.S.B. Jenkins
                              President and Chief Executive Officer





                              /s/ Stan Ninemire
                              -------------------------------------
                              Stan Ninemire
                              Senior Vice President, Chief Financial
                              Officer and Treasurer





Date: February 14, 1997

                         TANDY BRANDS ACCESSORIES, INC.
                                 EXHIBIT INDEX


                                 Sequen-
                                 tially          Incorporated by Reference
                                Numbered              (If applicable)
Exhibit Number and Description    Page    Form    Date    File No.  Exhibit
------------------------------  --------  ----  --------- --------  -------
(4)  Instruments defining the
     rights of security
     holders, including
     indentures
     4.1   Certificate of          N/A    S-1   11/02/90  33-37588    4.1
           Designations,
           Powers, Preferences
           and Rights of
           Series A Junior
           Participating
           Cumulative
           Preferred Stock of
           Tandy Brands
           Accessories, Inc.
     4.2   Form of Common          N/A    S-1   11/02/90  33-37588    4.2
           Stock Certificate
           of Tandy Brands
           Accessories, Inc.
     4.3   Form of Preferred       N/A    S-1   11/02/90  33-37588    4.3
           Share Purchase
           Rights Certificate
           of Tandy Brands
           Accessories, Inc.
     4.4   Rights agreement        N/A    S-1   11/02/90  33-37588   10.5
           dated November 7,
           1990, between Tandy
           Brands Accessories,
           Inc. and First
           National Bank of
           Boston
(11) Statement re: Computation
     of per share earnings
     11.1  Earnings per share      12     N/A      N/A      N/A       N/A
           statement
(27) Financial Statement Schedule
     27.1  Financial statement
           schedule                13     N/A      N/A      N/A       N/A

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




                                   Three Months            Six Months
                                      Ended                   Ended
                                   December 31             December 31
                              ----------------------  ----------------------
                                 1996        1995        1996        1995
                              ----------  ----------  ----------  ----------
Weighted average common
shares outstanding             5,432,000   5,312,000   5,418,000   5,299,000

Common share equivalents          32,000      35,000      32,000      36,000
                              ----------  ----------   ---------   ---------

Average common shares and
  common share equivalents     5,464,000   5,347,000   5,450,000   5,335,000
                              ==========  ==========   =========   =========

                        TANDY BRANDS ACCESSORIES, INC.


Exhibit 27.  Financial Data Schedule

This schedule contains summary financial information extracted from Tandy Brands Accessoiries, Inc.'s December 31, 1996, Form 10-Q and is qualified in its entirety by reference to such form 10-Q filings. Dollars are in thousands.