Form 10-Q
period 1997-03-31
TANDY BRANDS ACCESSORIES INC
filed 1997-05-14
CIK 869487

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

               Quarterly Report Pursuant To Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

                           -------------------------

For the Period Ended March 31, 1997              Commission File Number 0-18927


                         TANDY BRANDS ACCESSORIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              75-2349915
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)


    690 East Lamar Boulevard, Suite 200, Arlington, TX          76011
-------------------------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code          (817)548-0090
                                                   ----------------------

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X       No
                              -----       -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


        Class                    Number of shares outstanding at March 31, 1997
--------------------------       ----------------------------------------------
Common stock, $1 par value                           5,470,408

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                   Form 10-Q

                          Quarter Ended March 31, 1997


                               TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

Item                                                                  Page No.
                                                                      --------
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

                                                               Three Months              Nine Months
                                                                  Ended                     Ended
                                                                 March 31                  March 31
                                                          ---------------------     ---------------------
                                                            1997         1996         1997         1996
                                                          --------     --------     --------     --------
Gross sales, less discounts, returns and allowances       $ 23,922     $ 19,180     $ 77,462     $ 66,289
Royalty, interest and other income                              31            9           83          104
                                                          --------     --------     --------     --------
         Total revenues                                     23,953       19,189       77,545       66,393
                                                          --------     --------     --------     --------

Costs and expenses:
     Cost of goods sold                                     14,985       11,915       48,706       40,914
     Selling, general and administrative                     6,984        5,783       20,979       19,582
     Depreciation and amortization                             430          535        1,304        1,601
     Interest expense                                          313          297          954        1,020
                                                          --------     --------     --------     --------
         Total costs and expenses                           22,712       18,530       71,943       63,117
                                                          --------     --------     --------     --------


Income before provision for income taxes                     1,241          659        5,602        3,276
     Provision for income taxes                               (496)        (230)      (2,094)      (1,160)
                                                          --------     --------     --------     --------
         Net income                                       $    745     $    429     $  3,508     $  2,116
                                                          ========     ========     ========     ========



Average common shares and
     common share equivalents                                5,508        5,381        5,480        5,348
                                                          ========     ========     ========     ========


Earnings per average common share
     and common share equivalent                          $   0.14     $   0.08     $   0.64     $   0.40
                                                          ========     ========     ========     ========


Cash dividends per common share                               None         None         None         None


             The accompanying notes are an integral part of these
                        condensed financial statements.

               TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                             File Number 0-18927
                                  Form 10-Q
                    Condensed Consolidated Balance Sheets
                            (Dollars in thousands)


                                                                            March 31,    June 30,
                                                                              1997         1996
                                                                          -----------    --------
ASSETS                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                              $    383     $     88
     Accounts receivable, net                                                 17,938       13,746
     Inventories:
         Raw materials and work in process                                     7,037        6,046
         Finished goods                                                       26,794       20,564
     Other current assets                                                      1,948        2,505
                                                                            --------     --------
         Total current assets                                                 54,100       42,949
                                                                            --------     --------

Property and equipment, at cost                                               10,101        9,326
Accumulated depreciation                                                      (5,007)      (4,246)
                                                                            --------     --------
     Net property and equipment                                                5,094        5,080
                                                                            --------     --------

Other assets:
     Goodwill, less amortization                                               8,074        8,526
     Other assets, less amortization                                           1,811        1,856
                                                                            --------     --------
         Total other assets                                                    9,885       10,382
                                                                            --------     --------
TOTAL ASSETS                                                                $ 69,079     $ 58,411
                                                                            ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                          $  6,000     $  2,200
     Accounts payable                                                          1,576        4,624
     Accrued expenses                                                          3,480        2,043
                                                                            --------     --------
         Total current liabilities                                            11,056        8,867
                                                                            --------     --------

Other liabilities:
     Notes payable                                                            16,850       12,400
     Other noncurrent liabilities                                                252          297
                                                                            --------     --------
         Total other liabilities                                              17,102       12,697
                                                                            --------     --------

Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000 shares authorized,
         none issued                                                            --           --
     Common stock, $1 par value, 10,000,000 shares authorized,
         5,470,408 shares and 5,382,267 shares issued and outstanding
         as of March 31, 1997, and June 30, 1996, respectively                 5,470        5,382
     Additional paid-in capital                                               18,561       18,038
     Retained earnings                                                        16,890       13,427
                                                                            --------     --------
         Total stockholders' equity                                           40,921       36,847
                                                                            --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 69,079     $ 58,411
                                                                            ========     ========

             The accompanying notes are an integral part of these
                       condensed financial statements.

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0-18927
                                   Form 10-Q
                Condensed Consolidated Statements of Cash Flow
                            (Dollars In Thousands)
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                           March 31,
                                                                    ---------------------
                                                                      1996         1995
                                                                    --------     --------
Cash flows from operating activities:
     Net income                                                     $  3,508     $  2,116
     Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
        Depreciation                                                     801          794
        Amortization                                                     640          923
        Other                                                           (100)          37
     Change in assets and liabilities, net of effects from
     acquisitions:
        Accounts receivable                                           (4,192)        (280)
        Inventories                                                   (7,221)       3,798
        Other assets                                                     384         (335)
        Accounts payable                                              (3,048)      (1,363)
        Accrued expenses                                               1,437         (361)
                                                                    --------     --------
     Net cash used for operating activities                           (7,791)       5,329
                                                                    --------     --------

Cash flows from investing activities:
     Purchases of property and equipment                                (775)        (572)
                                                                    --------     --------
     Net cash used for investing activities                             (775)        (572)
                                                                    --------     --------

Cash flows from financing activities:
     Exercise of employee stock options, net of
       purchase of treasury stock                                       --             20
     Sale of stock to stock purchase program                             611          680
     Proceeds from borrowings                                         25,950       21,195
     Payments under borrowings                                       (17,700)     (27,122)
                                                                    --------     --------
     Net cash provided by financing activities                         8,861       (5,227)
                                                                    --------     --------
Net increase (decrease) in cash and cash equivalents                     295         (470)
Cash and cash equivalents at beginning of period                          88        1,488
                                                                    --------     --------
Cash and cash equivalents at end of period                          $    383     $  1,018
                                                                    ========     ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                    $    954     $  1,017
        Income taxes                                                   1,577          643




             The accompanying notes are an integral part of these
                        condensed financial statements.

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Statements
                                  (Unaudited)


Note 1 - Accounting Principles.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 1996.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 1997 Compared to the Three and Nine Months Ended March 31, 1996

For the three month period ended March 31, 1997, net sales increased 25% to $23,922,000, as compared to net sales of $19,180,000, for the same period last year. Net income for the third quarter increased 74% to $745,000, or $0.14 per share, compared to net income of $429,000, or $0.08 per share, for the same three months last year.

For the nine month period ended March 31, 1997, net sales increased 17% to $77,462,000, as compared to net sales of $66,289,000 for the same period last year. Net income for the nine month period increased 66% to $3,508,000, or $0.64 per share, compared to net income of $2,116,000, or $0.40 per share, for the same nine months last year.

The net sales increases for the three and nine months reflect sales increases of women's products of $2,909,000 and $8,769,000, respectively, as compared to the same periods of the prior year. The women's net sales for the three months are higher than normal expectations for the quarter due in part to two large shipments of product to certain mass merchants. Consistent with Company historical trends, these increased women's product sales were made at lower gross margins as compared to men's product sales. However, these women's product sales incur lower selling, general and administrative expenses than men's product sales which contributed to improved net income performance as a percentage of sales compared to the three and nine months results for the prior year. Additionally, decreased selling, general and administrative expenses as a percentage of sales for the three and nine month periods ended March 31, 1997, reflect the results of certain strategic initiatives begun in fiscal 1996, which included curtailment of many variable selling, general and administrative expenses.

Men's products had net sales increases over the prior year in both the three and nine months periods of $l,608,000 and $2,107,000, respectively. Men's belt and wallet sales increases offset sales decreases in the Company's neckwear business caused by loss of customers and fashion trends toward more casual men's business dress.

The effective tax rate for the nine months ended March 31, 1997 was 37.4% compared to 35.4% for the same prior year period due to increased state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flow from operations and the Company's lines of credit. The Company has two unsecured bank credit lines aggregating $45,000,000 which can be used for seasonal borrowings and letters of credit. The Company also has an unsecured line of credit of $1,500,000CND with a Canadian bank for seasonal borrowings and letter of credit requirements of the Company's Canadian operations. The Company's borrowings under its credit lines were $22,850,000 and $14,600,000 as of March 31, 1997 and June 30, 1996, respectively.

For the nine months ended March 31, 1997, the Company's operating activities used cash of $7,791,000. The use of cash resulted primarily from a $7,221,000 increase in inventories, a $4,192,000 increase in accounts receivable, a net decrease in accounts payable and accrued expenses of $1,611,000 offset by net income of $3,508,000. This net use of cash relates to the increasing sales trends requiring increased inventory levels and increases in accounts receivable due to higher sales.

Capital expenditures were $775,000 for the nine months ended March 31, 1997. The increase of $203,000 over the same prior year period is due primarily to leasehold improvements in the Company's New York City offices.

The Company believes that its sources of liquidity are sufficient to fund its operations.

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 1997. The exhibits filed as a part of this report are listed below.


       Exhibit No.       Description

          11             Statement Regarding Computation of Per Share Earnings

          27             Financial Data Schedule

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TANDY BRANDS ACCESSORIES, INC.
                                         (Registrant)




                                         /s/ J.S.B. Jenkins
                                         ---------------------------------
                                         J.S.B. Jenkins
                                         President and Chief Executive Officer



                                         /s/ Stanley T. Ninemire
                                         ---------------------------------
                                         Stanley T. Ninemire
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer



Date: May 13, 1997

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX


                                               Sequen-                        Incorporated by Reference
                                               tially                              (If applicable)
                                              Numbered            --------------------------------------------------
Exhibit Number and Description                  Page              Form          Date           File No.      Exhibit
------------------------------                  ----              ----          ----           --------      -------
(4)   Instruments defining the rights
      of security holders, including
      indentures

      4.1  Certificate of Designations,
           Powers, Preferences and
           Rights of Series A Junior
           Participating Cumulative
           Preferred Stock of Tandy
           Brands Accessories, Inc.              N/A              S-1        11/02/90         33-37588          4.1

      4.2  Form of Common Stock
           Certificate of Tandy
           Brands Accessories, Inc.              N/A              S-1        11/02/90         33-37588          4.2

      4.3  Form of Preferred Share
           Purchase Rights Certificate
           of Tandy Brands
           Accessories, Inc.                     N/A              S-1        11/02/90         33-37588          4.3

      4.4  Rights Agreement dated
           November 7, 1990,
           between Tandy Brands
           Accessories, Inc.
           and First National
           Bank of Boston                        N/A              S-1        11/02/90         33-37588         10.5

(11)  Statement re computation of
      per share earnings

11.1  Earnings per share statement               12               N/A            N/A             N/A            N/A

(27)  Financial Data Schedule

27.1  Financial Data Schedule                    13               N/A            N/A             N/A            N/A