Form 10-K
period 1997-06-30
TANDY BRANDS ACCESSORIES INC
filed 1997-09-25
CIK 869487

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1997           COMMISSION FILE NUMBER 0-18927

                         TANDY BRANDS ACCESSORIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

            A DELAWARE CORPORATION
(State or other jurisdiction of incorporation
                 or organization)                                75-2349915
        690 E. LAMAR BLVD., SUITE 200                         (I.R.S. Employer
           ARLINGTON, TEXAS, 76011                         Identification Number)
   (Address of Principal Executive Offices)

      (Registrant's Telephone Number, Including Area Code) (817) 548-0090

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS

                      Common Stock, Par Value $1 Per Share

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock as reported on September 5, 1997, through the National Market System of the National Association of Securities Dealers Automated Quotation System) was approximately $55,722,000.

     There were 5,538,052 shares of common stock, $1.00 par value per share, outstanding at September 5, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     (a) Annual Report to Stockholders for Fiscal Year Ended June 30, 1997 (incorporated by reference in Parts II and IV).

     (b) Definitive Proxy Statement for the Annual Meeting to be held October 16, 1997 (incorporated by reference in Part III).
================================================================================

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                   FORM 10-K

                                     PART I

ITEM 1. BUSINESS.

     Tandy Brands Accessories, Inc. ("the Company") designs, purchases, manufactures and markets fine leather goods, accessories and neckwear for men, women and children. The Company was incorporated on November 1, 1990. However, the predecessor companies to its leather product manufacturing division ("Accessories") have been manufacturers and marketers of men's and boys' leather accessories for more than 50 years and of neckwear for more than 10 years. Men's accessories are marketed and manufactured through not only the Accessories division, but also through Canterbury and H.A. Sheldon. In addition to its men's accessories operations, the Company designs and markets women's and children's accessories through Accessory Design Group, Inc. ("ADG") and Prince Gardner ("PG").

     The Company's merchandising strategy is to provide value to retailers and to the ultimate consumer through a wide range of quality products. The Company's largest selling products are belts and personal leather goods. Management estimates these items represented approximately 86%, 87%, and 88% of the Company's sales in fiscal 1997, 1996 and 1995, respectively. Neckwear, women's handbags, men's jewelry, shaving kits, umbrellas and other fashion accessories collectively accounted for the remaining sales. Accessories, Canterbury, HAS, PG and ADG sell their products to a variety of retail outlets, including national chain stores, discount stores, major department stores, specialty stores, catalogue retailers and the retail exchange operations of the United States military. PG sells primarily women's belts, handbags and small leather accessories. ADG's largest selling category is belts, followed by scarves, hosiery, hair goods, evening accessories and various other fashion accessories.

     Accessories manufactures and markets its leather goods primarily under the labels HICKOK(R), GREG NORMAN COLLECTION(R), PRINCE GARDNER(R), BUGLE BOY(R), TEX TAN(R), DUCKS UNLIMITED(R), DON LOPER of BEVERLY HILLS(R), JOHN WEITZ(R), JONES NEW YORK(R), HAGGAR(R) and various private store labels. Although Accessories' leather product lines include similar types of merchandise, Accessories tailors each line to appeal to the customer base of the specific channel of distribution. The HICKOK(R), BUGLE BOY(R), and JOHN WEITZ(R) lines are sold principally through national chain stores and mass merchandisers. The TEX TAN(R), GREG NORMAN COLLECTION(R), PRINCE GARDNER(R), DUCKS UNLIMITED(R), DON LOPER of BEVERLY HILLS(R), HAGGAR(R) and JONES NEW YORK(R) lines are sold primarily through men's specialty stores and department stores. TEX TAN(R) and DON LOPER of BEVERLY HILLS(R) goods are also sold to military retail operations. Neckwear is sold under the labels BARRY WELLS(R), DUCKS UNLIMITED(R), LUCARELLI(R), RHYNECLIFF(R), LE-BIL'S(R), HICKOK(R), JAMES B. FAIRCHILD(R), ORLEANS(R), CARLOS TOMASSINI(TM) and various private store labels, and is sold through the majority of Accessories' channels of distribution. ADG and PG products are marketed under various labels including PRINCE GARDNER(R), PRINCESS GARDNER(R), JONES NEW YORK(R), ACCESSORY DESIGN GROUP, and under various private store labels. Canterbury manufactures and markets its products under the CANTERBURY(R) label and various private store labels. HAS manufactures and markets its products under the label JONES NEW YORK(R), GREG NORMAN COLLECTION(R), HAGGAR(R), KODIAK(R), DICKIES(R) and various private store labels.

     The Company designs all of its leather products, women's accessories and neckwear. Generally, new product styles are introduced each Spring and Fall. Wallets and certain other accessories are less subject to seasonal tastes and fashion trends.

     In order to reduce its exposure to periods of economic decline, the Company has diversified its channels of distribution and increased sales to other mass merchandisers and national chain and discount stores. Wal-Mart is the Company's largest customer, representing 36%, 35% and 40% of its total sales for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. The Company has no long-term contracts with any of its customers and all accounts are subject to periodic reviews. The Company had firm backlog orders for fiscal years 1997 and 1996 totaling $6,257,000 and $5,056,000, respectively. Shipment of backlog orders in fiscal 1998 is subject to product availability prior to customer order cancellation dates.

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

     The Company's inventory constitutes approximately 49% of total assets and has historically turned over about twice a year. This is consistent with other companies in the small leather goods and accessories industries, with slight variations from year to year. This rate of turnover is due to the long lead times associated with the purchase of raw materials to manufacture belts and the Company's commitment to satisfy customers' rapid delivery requirements. The major raw materials for the Company's products are readily available from a variety of foreign and domestic sources.

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

     The Company owns the trademarks HICKOK(R), CANTERBURY(R), PRINCE GARDNER(R), PRINCESS GARDNER(R), LUCARELLI(R), RHYNECLIFF(R), DON LOPER of BEVERLY HILLS(R), CARLOS TOMASSINI(R), ORLEANS(R), BARRY WELLS(R), and LE-BIL'S(R). The PRINCE GARDNER(R), PRINCESS GARDNER(R) and CANTERBURY(R) trade names, as well as various trade names used by HAS, were purchased by the Company through the acquisition transactions. Additionally, the Company holds licenses to use the JONES NEW YORK(R), GREG NORMAN COLLECTION(R), BUGLE BOY(R), DUCKS UNLIMITED(R), HAGGAR(R), TEX TAN(R), JOHN WEITZ(R), and JAMES B. FAIRCHILD(R) trademarks. Generally, the license agreements require that the Company pay annual royalties, ranging from 2% to 10%, based on minimum sales quotas or sales. The terms of the agreements are typically 4 to 10 years, with options to extend the terms, provided certain sales or royalty minimums are achieved. For fiscal 1997, no license agreement sales accounted for 5% or more of the Company's net sales.

COMPETITION

     The market for finished leather goods, neckwear and women's accessories is fragmented and highly competitive. There are numerous competitors who serve the same customers and markets as the Company.

EMPLOYEES

     The Company had approximately 669 employees at June 30, 1997. In the opinion of the Company's management, employee relations are good. The Company's employees are not subject to a collective bargaining agreement.

ITEM 2. PROPERTIES.

     The Company owns and operates a facility in Yoakum, Texas, which is used for leather product manufacturing, product distribution and offices. This facility has the capacity to manufacture approximately 4.5 million belts in a year. During fiscal 1997, the Company's utilization averaged about 72%. The Company leases facilities in Scarborough, Canada, and the Dominican Republic which are used for the manufacturing of leather goods. Additionally, the Company leases warehouse space in Dallas, Texas, for ADG and office space in Arlington, Texas, for the corporate headquarters, ADG and PG. The Company has a renewal option for its office space in Arlington. In the opinion of management, the various corporate, ADG, PG, and HAS spaces are adequate and suitable for the particular use involved. The Yoakum, Texas manufacturing and distribution centers are considered adequate.

     The total space owned, leased and occupied by the Company as of June 30, 1997, was as follows:

                                                    APPROXIMATE SQUARE FEET
                                                  ---------------------------
                                                   OWNED    LEASED     TOTAL
                                                  -------   -------   -------
Warehouse and Office............................  127,000   110,000   237,000
Factory.........................................   63,000    55,000   118,000
                                                  -------   -------   -------
Total...........................................  190,000   165,000   355,000
                                                  =======   =======   =======

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business. No material legal proceedings were terminated during the fourth quarter of the 1997 fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the 1997 fiscal year.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     (a) The principal market for the registrant's common stock is the NASDAQ National Market System. The high and low bid information for the Company's common stock for each full quarterly period within the two most recent fiscal years appears on page 24 of the Company's 1997 Annual Report to Stockholders, which information is incorporated herein by reference.

     (b) The approximate number of record holders of common stock on September 5, 1997, was 1,212.

     (c) The Company has not paid any cash dividends since its inception and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain earnings for use in its business, although there are currently no restrictions on the Company's present or future ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item appears on page 24 of the 1997 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item appears on pages 20 through 23 of the 1997 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item appears on pages 6 through 24 of the 1997 Annual Report to Stockholders, which information is incorporated herein by reference. Following is a cross reference for location of the requested information:

                                                                 PAGE NUMBER
                                                                     IN
                                                                     THE
                                                                TANDY BRANDS
                                                              ACCESSORIES, INC.
                                                                 1997 ANNUAL
                                                                  REPORT TO
                                                                STOCKHOLDERS
                                                              -----------------
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Income for the Years Ended June
  30, 1997, 1996 and 1995...................................            6
Consolidated Balance Sheets at June 30, 1997 and 1996.......            7
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 1997, 1996 and 1995..............................            8
Consolidated Statements of Stockholders' Equity for the
  Years Ended June 30, 1997, 1996 and 1995..................            9
Notes to Consolidated Financial Statements..................        10-18
Selected Unaudited Quarterly Financial Data.................           18
Report of Independent Auditors..............................           19
Selected Financial Data.....................................           24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item appears under the captions "Election of Directors," "Executive Officers" and "Security Ownership of Certain Beneficial Owners -- Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in the Company's definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item appears under the caption "Executive Compensation" included in the Company's definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item appears under the caption "Security Ownership of Certain Beneficial Owners" included in the Company's definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:

         (1) The financial statements listed in response to Item 8 of this

             Report have been incorporated herein by reference to pages 6 through 24 of the Company's 1997 Annual Report to Stockholders.

         (2) Financial Statement Schedule:

               Report of Independent Auditors on Financial Statement Schedule

               For the three years in the period ended June 30, 1997, Schedule II -- Valuation and Qualifying Accounts

              The financial statement schedule should be read in conjunction with the consolidated financial statements in the Company's 1997 Annual Report to Stockholders. Financial statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         (3) Exhibits:

             A list of the exhibits required to be filed as part of this Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TANDY BRANDS ACCESSORIES, INC.
                                            (Registrant)

                                                   /s/ J.S.B. JENKINS
                                            ------------------------------------
                                                       J.S.B. Jenkins
                                               President and Chief Executive
Date: September 24, 1997                                  Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                     POSITION                   DATE
                        ----                                     --------                   ----

                /s/ CLAYTON E. NILES                   Director and Chairman         September 24, 1997
-----------------------------------------------------    of the Board
                  Clayton E. Niles

                 /s/ J.S.B. JENKINS                    Director                      September 24, 1997
-----------------------------------------------------
                   J.S.B. Jenkins

               /s/ DR. JAMES GAERTNER                  Director                      September 24, 1997
-----------------------------------------------------
                 Dr. James Gaertner

               /s/ C. A. RUNDELL, JR.                  Director                      September 24, 1997
-----------------------------------------------------
                 C. A. Rundell, Jr.

                /s/ ROBERT E. RUNICE                   Director                      September 24, 1997
-----------------------------------------------------
                  Robert E. Runice

                 /s/ GENE STALLINGS                    Director                      September 24, 1997
-----------------------------------------------------
                   Gene Stallings

                  /s/ MAXINE CLARK                     Director                      September 24, 1997
-----------------------------------------------------
                    Maxine Clark

               /s/ STANLEY T. NINEMIRE                 Senior Vice President and     September 24, 1997
-----------------------------------------------------    Chief Financial Officer
                 Stanley T. Ninemire

                       REPORT OF INDEPENDENT AUDITORS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Tandy Brands Accessories, Inc.

     We have audited the consolidated financial statements of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated August 7, 1997, incorporated by reference in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in
Item 14(a) of this Annual Report on Form 10-K. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Fort Worth, Texas
August 7, 1997

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          FOR THE YEAR ENDED JUNE 30,

                                                        ADDITIONS
                              BALANCE AT   -----------------------------------                   BALANCE AT
                              BEGINNING    CHARGED TO COSTS   CHARGED TO OTHER                     END OF
        DESCRIPTION           OF PERIOD      AND EXPENSES         ACCOUNTS       DEDUCTIONS(1)     PERIOD
        -----------           ----------   ----------------   ----------------   -------------   ----------

1997
Allowance for
  Doubtful Accounts
  and Returns...............   $606,000       $  787,000            $-0-          $  317,000     $1,076,000
1996
Allowance for
  Doubtful Accounts
  and Returns...............   $520,000       $  343,000            $-0-          $  257,000     $  606,000
1995
Allowance for
  Doubtful Accounts
  and Returns...............   $379,000       $1,372,000            $-0-          $1,231,000     $  520,000

---------------

(1) Represents uncollectable accounts written off, net of recoveries.

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

                                                              INCORPORATED BY REFERENCE
                                                                   (IF APPLICABLE)
                                                       ---------------------------------------
           EXHIBIT NUMBER AND DESCRIPTION              FORM      DATE      FILE NO.    EXHIBIT
           ------------------------------              ----      ----      --------    -------
 (3) Articles of Incorporation and by-laws

      3.1 Certificate of Incorporation of Tandy
          Brands Accessories, Inc....................  S-1     11/02/90    33-37588       3.1

      3.2 By-laws of Tandy Brands Accessories,
          Inc........................................  S-1     11/02/90    33-37588       3.2

 (4) Instruments defining the rights of security holders, including indentures

      4.1 Certificate of Designations, Powers,
          Preferences, and Rights of Series A Junior
          Participating Cumulative Preferred Stock of
          Tandy Brands Accessories, Inc..............  S-1     11/02/90    33-37588       4.1

      4.2 Form of Common Stock Certificates of Tandy
          Brands Accessories, Inc....................  S-1     11/02/90    33-37588       4.2

      4.3 Form of Preferred Share Purchase Rights
          Certificate of Tandy Brands Accessories,
          Inc........................................  S-1     11/02/90    33-37588       4.3

      4.4 Rights Agreement dated November 7, 1990,
          between Tandy Brands Accessories, Inc. and
          First National Bank of Boston..............  S-1     11/02/90    33-37588       4.4

(10) Material Contracts

      10.1 Form of Distribution Agreement dated
           December 31, 1990, between The Bombay
           Company, Inc. and Tandy Brands
           Accessories, Inc..........................  S-1     11/02/90    33-37588      10.1

      10.2 Form of Service Agreement dated December
           31, 1990, between The Bombay Company, Inc.
           and Tandy Brands Accessories, Inc.........  S-1     11/02/90    33-37588      10.2

      10.3 Form of Tax Sharing Agreement dated
           December 31, 1990, between The Bombay
           Company, Inc. and Tandy Brands
           Accessories, Inc..........................  S-1     11/02/90    33-37588      10.3

      10.4 Form of Purchase Agreement dated December
           31, 1990, between The Bombay Company, Inc.
           and Mr. J.S.B. Jenkins....................  S-1     11/02/90    33-37588      10.4

      10.6 Tandy Brands Accessories, Inc. Stock
           Purchase Program..........................  S-1     11/02/90    33-37588      10.6

      10.7 Tandy Brands Accessories, Inc. Employees
           Investment Plan...........................  S-1     11/02/90    33-37588      10.7

     *10.8 Tandy Brands Accessories, Inc. 1991 Stock
           Option Plan...............................  S-1     11/02/90    33-37588      10.8

                                                              INCORPORATED BY REFERENCE
                                                                   (IF APPLICABLE)
                                                       ---------------------------------------
           EXHIBIT NUMBER AND DESCRIPTION              FORM      DATE      FILE NO.    EXHIBIT
           ------------------------------              ----      ----      --------    -------
     *10.9  Form of Stock Option Agreement -- 1991
            Stock Option Plan........................  S-1     11/02/90    33-37588      10.9

     *10.10 Tandy Brands Accessories, Inc. Stock
            Bonus Plan...............................  S-1     11/02/90    33-37588     10.10

      10.11 Tandy Brands Accessories, Inc. Family
            Security Plan ...........................  S-1     11/02/90    33-37588     10.11

      10.12 Form of Agreement under Family Security
            Plan.....................................  S-1     11/02/90    33-37588     10.12

     *10.13 Tandy Brands Accessories, Inc. Key
            Executive Disability Plan................  S-1     11/02/90    33-37588     10.13

     *10.14 Tandy Brands Accessories, Inc. Benefit
            Restoration Plan and related Trust
            Agreement and Amendments No. 1 and 2
            thereto..................................  N/A          N/A         N/A       N/A

      10.15 Form of Indemnification Agreement between
            Tandy Brands Accessories, Inc. and Each
            of its directors and Officers............  S-1     11/02/90    33-37588     10.15

      10.16 Office Lease Agreement dated March 6,
            1991, between John Hancock Mutual Life
            Insurance Co. and Tandy Brands
            Accessories, Inc. relating to the
            corporate offices........................  S-1     11/02/90    33-37588     10.16

      10.17 Tandy Brands Accessories, Inc.
            Nonqualified Formula Stock Option Plan
            for Non-Employee Directors...............  S-8     02/10/94    33-75114      28.1

     *10.18 Tandy Brands Accessories, Inc. 1993
            Employee Stock Option Plan and form of
            Stock Option Agreement thereunder........  S-8     02/10/94    33-75114      28.2

      10.19 Tandy Brands Accessories, Inc.
            NonQualified Stock Option Plan for
            Non-Employee Directors...................  S-8     02/10/94    33-75114      28.3

      10.20 Tandy Brands Accessories, Inc. 1995 Stock
            Deferral Plan for Non-Employee
            Directors................................  S-8     06/03/96    333-8579      99.1

      10.21 Credit Agreement between Tandy Brands
            Accessories, Inc. and Texas Commerce
            Bank, N.A. dated as of June 30, 1994 and
            Amendments No. 1, 2 and 3 thereto........  N/A          N/A         N/A       N/A

      10.22 Credit Agreements between Tandy Brands
            Accessories, Inc. and NationsBank of
            Texas, N.A. dated as of May 16, 1997.....  N/A          N/A         N/A       N/A

 (11) Statement re computation of per share earnings

      11.1 Earnings per share statement..............  N/A          N/A         N/A       N/A

 (13) Annual Report to security holders, Form 10-Q or quarterly report to security holders

      13.1 Annual Report to Stockholders of Tandy
           Brands Accessories, Inc...................  N/A          N/A         N/A       N/A

                                                              INCORPORATED BY REFERENCE
                                                                   (IF APPLICABLE)
                                                       ---------------------------------------
           EXHIBIT NUMBER AND DESCRIPTION              FORM      DATE      FILE NO.    EXHIBIT
           ------------------------------              ----      ----      --------    -------
 (21) Subsidiaries of the registrant

      21.1 List of subsidiaries......................  N/A          N/A         N/A       N/A

 (23) Consents of experts and counsel

      23.1 Consent of Ernst & Young LLP..............  N/A          N/A         N/A       N/A

 (27) Financial Data Schedule

      27.1 Financial Data Schedule...................  N/A          N/A         N/A       N/A

---------------

* Management compensatory plan.