Form 10-Q
period 1997-09-30
TANDY BRANDS ACCESSORIES INC
filed 1997-11-05
CIK 869487

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            --------------------

                                  FORM 10-Q

              Quarterly Report Pursuant To Section 13 or 15 (d)

                   of the Securities Exchange Act of 1934

                            --------------------

For the Period Ended September 30, 1997           Commission File Number 0-18927


                         TANDY BRANDS ACCESSORIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                                75-2349915
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


690 East Lamar Boulevard, Suite 200, Arlington, TX                 76011
    (Address of principal executive offices)                     (Zip Code)


        Registrant's telephone number, including area code (817)548-0090


             Former name, former address and former fiscal year,
                        if changed since last report:

                                 Not Applicable

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X  No
                            ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


        Class                 Number of shares outstanding at September 30, 1997
Common stock, $1 par value                        5,543,362

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                   Form 10-Q

                        Quarter Ended September 30, 1997


                               TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

Item                                                                         Page No.
----                                                                         --------
1.       Financial Statements                                                3 - 6

2.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7 - 8

PART II -- OTHER INFORMATION

Item
----

4.       Submission of Matter to a Vote of Security Holders                      9

6.       Exhibits and Reports on Form 8-K                                        9

         SIGNATURES                                                             10

         INDEX TO EXHIBITS AND EXHIBITS                                    11 - 13

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                             File Number 0-18927
                                  Form 10-Q
                 Condensed Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                                              Three Months
                                                                 Ended
                                                             September 30
                                                         ---------------------
                                                           1997         1996
                                                         -------      -------

Gross sales, less discounts, returns and allowances      $30,865      $23,661
Royalty, interest and other income                            97            2
                                                         -------      -------
         Total revenues                                   30,962       23,663
                                                         -------      -------

Costs and expenses:
     Cost of goods sold                                   19,249       14,728
     Selling, general and administrative                   7,870        6,522
     Depreciation and amortization                           437          446
     Interest expense                                        274          286
                                                         -------      -------
         Total costs and expenses                         27,830       21,982
                                                         -------      -------

Income before provision for income taxes                   3,132        1,681
Provision for income taxes                                 1,200          618
                                                         -------      -------
         Net income                                      $ 1,932      $ 1,063
                                                         =======      =======



Average common shares and
     common share equivalents                              5,631        5,436
                                                         =======      =======


Earnings per average common share
     and common share equivalent                         $  0.34      $  0.20
                                                         =======      =======


Cash dividends per common share                             None         None


         The accompanying notes are an integral part of these condensed financial statements.

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                             File Number 0-18927
                                  Form 10-Q
                    Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                         September 30,     June 30,
                                                                             1997           1997
                                                                           --------       --------
ASSETS                                                                   (Unaudited)

Current assets:
     Cash and cash equivalents                                             $    656       $    554
     Accounts receivable, net                                                21,035         15,210
     Inventories:
         Raw materials and work in process                                    5,412          5,982
         Finished goods                                                      29,684         26,278
     Other current assets                                                     2,277          2,489
                                                                           --------       --------
         Total current assets                                                59,064         50,513
                                                                           --------       --------

Property and equipment, at cost                                               9,866          9,652
Accumulated depreciation                                                     (5,053)        (4,797)
                                                                           --------       --------
         Net property and equipment                                           4,813          4,855
                                                                           --------       --------

Other assets:
     Goodwill, less amortization                                              7,792          7,941
     Other assets, less amortization                                          2,073          2,055
                                                                           --------       --------
         Total other assets                                                   9,865          9,996
                                                                           --------       --------
TOTAL ASSETS                                                               $ 73,742       $ 65,364
                                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $  2,729       $  3,180
     Accrued expenses                                                         4,991          3,979
                                                                           --------       --------
         Total current liabilities                                            7,720          7,159
                                                                           --------       --------

Other liabilities:
     Notes payable                                                           21,100         15,850
     Other noncurrent liabilities                                               312            226
                                                                           --------       --------
         Total other liabilities                                             21,412         16,076
                                                                           --------       --------

Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000 shares authorized,
         none issued                                                             --             --
     Common stock, $1 par value, 10,000,000 shares authorized,
         5,543,362 shares and 5,490,091 shares issued and outstanding
         as of September 30, 1997, and June 30, 1997, respectively            5,544          5,490
     Additional paid-in capital                                              19,225         18,732
     Retained earnings                                                       19,841         17,907
                                                                           --------       --------
         Total stockholders' equity                                          44,610         42,129
                                                                           --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 73,742       $ 65,364
                                                                           ========       ========


         The accompanying notes are an integral part of these condensed financial statements.

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                             File Number 0-18927
                                  Form 10-Q
                Condensed Consolidated Statements of Cash Flows
                            (Dollars In Thousands)
                                 (Unaudited)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                    ------------------------
                                                                                      1997           1996
                                                                                    --------       --------

Cash flows from operating activities:
    Net income                                                                      $  1,932       $  1,063
    Adjustments to reconcile net income to net cash provided by (used for)
    operating activities:
        Depreciation                                                                     269            231
        Amortization                                                                     222            195
        Other                                                                              4             40
    Change in assets and liabilities:
        Accounts receivable                                                           (5,825)        (3,205)
        Inventories                                                                   (2,836)        (5,663)
        Other assets                                                                     121            770
        Accounts payable                                                                (451)        (2,197)
        Accrued expenses                                                               1,098            502
                                                                                    --------       --------
    Net cash used for operating activities                                            (5,466)        (8,264)
                                                                                    --------       --------

Cash flows from investing activities:
    Purchases of property and equipment                                                 (229)          (154)
                                                                                    --------       --------
    Net cash used for investing activities                                              (229)          (154)
                                                                                    --------       --------

Cash flows from financing activities:
    Exercise of employee stock options, net of purchase of treasury stock                180              0
    Sale of stock to stock purchase program                                              367            241
    Proceeds from borrowings                                                          14,300         14,300
    Payments under borrowings                                                         (9,050)        (5,850)
                                                                                    --------       --------
    Net cash provided by financing activities                                          5,797          8,691
                                                                                    --------       --------
Net increase (decrease) in cash and cash equivalents                                     102            273
Cash and cash equivalents at beginning of period                                         554             88
                                                                                    --------       --------
Cash and cash equivalents at end of period                                          $    656       $    361
                                                                                    ========       ========

Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                                    $    287       $    280
        Income taxes                                                                       1             32

Noncash activities:
    None



        The accompanying notes are an integral part of these condensed financial statements.

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Statements
                                  (Unaudited)


Note 1 - Accounting Principles.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 1997.

Note 2 - Impact of  New Accounting Standards.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of net income per share on the face of all income statements issued after December 31, 1997 for all entities with complex capital structures. At the same time the Company will be required to change the method currently used to compute net income per share and to restate net income per share for all prior periods. The impact of SFAS No. 128 on primary and fully diluted net income per share amounts for the first quarter ended September 30, 1997 and 1996 is not expected to be material.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise report, by major component and as a single total, the change in its equity during the period from nonowner sources, and SFAS No. 131 establishes annual and interim reporting requirements for an enterprise's operating segments and related disclosures about its products and services, geographical areas in which it operates and major customers. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Adoption of these statements is not expected to materially impact the Company's consolidated financial position or statements of operations, stockholders' equity and cash flows. Effects of the adoption of these statements will primarily be limited to the form and content of the Company's disclosures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

GENERAL

Tandy Brands Accessories, Inc. (the "Company") manufactures and markets men's, women's and children's accessories. The Company's business is conducted primarily in the United States. Historically, the Company's sales and operating results are generally consistent throughout the fiscal year, but there is a normally seasonal increase during the second quarter.

Although the Company's operations are affected by general economic trends, the Company does not believe that inflation has had a material effect on the results of operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

For the three month period ended September 30, 1997, net sales increased 30.4% to $30,865,000 as compared to net sales of $23,661,000 for the same period last year. Net income for the first quarter increased 81.8% to $1,932,000 or $.34 per share, compared to net income of $1,063,000 or $.20 per share, for the same three months last year.

Men's and women's products had net sales increases over the prior year in the comparable three-month period of $644,000 and $6,560,000, respectively. The women's product net sales for the first quarter of fiscal 1998 were higher than normal expectations due in part to initial order shipments of scarves, hair goods and handbags to certain major customers in addition to increased women's accessories sales.

Gross margins for the three month period decreased 0.2% as compared to the same period for the prior year. Consistent with Company historical trends, the lower gross margins associated with women's product sales were offset by handbag and men's product sales.

Selling, general and administrative expenses as a percentage of net sales for the three months ended September 30, 1997 decreased 2.1% as compared to the same period of the prior year. A portion of this decrease resulted from a larger mix of women's product sales, which, on a percentage sales basis, incur lower variable selling expenses than men's product sales. Additionally, the majority of the sales increases for the quarter were to customers on which no sales commissions are paid, which decreased selling costs as a percentage of sales.

The effective tax rate for the three months ended September 30, 1997 was 38.3% compared to 36.8% for the same prior year period due to increased state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flows from operations and the Company's lines of credit. The Company has two unsecured bank credit lines aggregating $50,000,000 which can be used for seasonal borrowings and letters of credit. The Company also has a Canadian line of credit for approximately $1,000,000 secured by a letter of credit from a U.S. bank. The Company's borrowings under its credit lines were $21,100,000 and $23,050,000 as of September 30, 1997 and 1996, respectively.

For the three months ended September 30, 1997, the Company's operating activities used cash of $5,466,000 compared to $8,264,000 for the same period last year. The decrease was attributable to cash receipts collected from the increase in fourth quarter of fiscal 1997 sales which were used to fund the purchase of inventory during the three months ended September 30, 1997. This net use of cash relates to the increasing sales trends requiring increased inventory levels and increases in accounts receivable due to higher sales.

Capital expenditures were $229,000 for the three months ended September 30, 1997. The increase of $75,000 over the same prior year period is due primarily to enhancements made to the Company's management information systems.

The Company believes that its sources of liquidity are sufficient to fund its operations.

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


ITEM 4.  Submission of Matter to a Vote of Security Holders.

(a)      The annual meeting of stockholders was held on October 16, 1997.

(b)      The matters voted upon were as follows:

         (i) The election of three directors in Class I to serve for three-year terms expiring in 2000, or until their successors are elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee were as follows:


         Dr. James F. Gaertner
         For  4,753,401      Against/Withheld  5,597       Abstain  -0-        Broker Non-votes  -0-

         Ms. Maxine K. Clark

         For  4,753,064      Against/Withheld  5,934       Abstain  -0-        Broker Non-votes  -0-

         Mr. Gene Stallings

         For 4,726,073       Against/Withheld  32,925      Abstain  -0-        Broker Non-votes  -0-

         Directors whose terms continued after the annual meeting are as follows:

                               Mr. J.S.B. Jenkins
                               C.A. Rundell, Jr.
                                Robert E. Runice

         Mr. Clayton Niles retired upon conclusion of the annual meeting.

         Dr. Gaertner was appointed Chairman of the Board.

         (ii) The approval of the Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan (the "Plan"). The number of votes cast for and against the approval of the Plan, as well as the number of abstentions and broker non-votes with respect to the approval of the Plan were as follows:

         For  3,938,623      Against/Withheld  31,365      Abstain  61,608     Broker Non-votes  727,402


ITEM 6.  Exhibits and Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 1997. The exhibits filed as a part of this report are listed below.


         Exhibit No.               Description
           10.23                   Tandy Brands Accessories, Inc.
                                   1997 Employee Stock Option Plan.*

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


                                       TANDY BRANDS ACCESSORIES, INC.
                                       (Registrant)




                                       /s/ J.S.B. Jenkins
                                       ---------------------------------------
                                       J.S.B. Jenkins
                                       President and Chief Executive Officer





                                       /s/ Stanley T. Ninemire
                                       ---------------------------------------
                                       Stan Ninemire
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer



Date: November 5, 1997

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX




                                                                   Incorporated by Reference
                                                                        (If applicable)
                                                 -----------------------------------------------------------
 Exhibit Number and Description                      Form            Date          File No.        Exhibit
 ------------------------------                  ------------    ------------    -------------   -----------
 (4)  Instruments defining the rights
      of security holders, including
      indentures

      4.1  Certificate of Designations,
           Powers, Preferences and
           Rights of Series A Junior
           Participating Cumulative
           Preferred Stock of Tandy
           Brands Accessories, Inc.                   S-1        11/02/90         33-37588           4.1

      4.2  Form of Common Stock
           Certificate of Tandy
           Brands Accessories, Inc.                   S-1        11/02/90         33-37588           4.2

      4.3  Form of Preferred Share
           Purchase Rights Certificate
           of Tandy Brands
           Accessories, Inc.                          S-1        11/02/90         33-37588           4.3

      4.4  Rights Agreement dated
           November 7, 1990,
           between Tandy Brands
           Accessories, Inc.
           and First National
           Bank of Boston                             S-1        11/02/90         33-37588          10.5

 (10) Material Contracts

 10.23 Tandy Brands Accessories, Inc.
        1997 Employee Stock Option
        Plan.*                                        N/A            N/A              N/A            N/A

 (11) Statement re computation of
      per share earnings

 11.1 Earnings per share statement                    N/A            N/A              N/A            N/A

 (27) Financial Data Schedule

 27.1 Financial Data Schedule                         N/A            N/A              N/A            N/A

*Management compensatory plan.