Form 10-Q
period 1997-12-31
TANDY BRANDS ACCESSORIES INC
filed 1998-02-13
CIK 869487

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

               Quarterly Report Pursuant To Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

                              --------------------

For the Period Ended December 31, 1997            Commission File Number 0-18927


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


       Registrant's telephone number, including area code (817)-548-0090


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

                                   Yes  X   No
                                       ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                Number of shares outstanding at  December 31, 1997
Common stock, $1 par value                         5,561,518

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                   Form 10-Q

                        Quarter Ended December 31, 1997


                               TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

Item                                                                            Page No.
1.       Financial Statements                                                       3 - 7

2.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  8 - 9


PART II -- OTHER INFORMATION

Item

4.       Submission of Matter to a Vote of Security Holders                            10

6.       Exhibits and Reports on Form 8-K                                              10


         SIGNATURES                                                                    11


         INDEX TO EXHIBITS                                                             12

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0-18927
                                   Form 10-Q
                  Condensed Consolidated Statements of Income
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                               Three Months                     Six Months
                                                                   Ended                           Ended
                                                                December 31                     December 31
                                                         --------------------------      --------------------------
                                                            1997            1996            1997            1996
                                                         ----------      ----------      ----------      ----------
Gross sales, less discounts, returns and allowances      $   36,823      $   29,879      $   67,688      $   53,540
Royalty, interest and other income                               17              50             114              52
                                                         ----------      ----------      ----------      ----------
        Total revenues                                       36,840          29,929          67,802          53,592
                                                         ----------      ----------      ----------      ----------

Costs and expenses:
    Cost of goods sold                                       23,292          18,993          42,541          33,721
    Selling, general and administrative                       8,322           7,473          16,192          13,995
    Depreciation and amortization                               443             428             880             874
    Interest expense                                            352             355             626             641
                                                         ----------      ----------      ----------      ----------
        Total costs and expenses                             32,409          27,249          60,239          49,231
                                                         ----------      ----------      ----------      ----------

Income before provision for income taxes                      4,431           2,680           7,563           4,361
Provision for income taxes                                    1,700             980           2,900           1,598
                                                         ==========      ==========      ==========      ==========
        Net income                                       $    2,731      $    1,700      $    4,663      $    2,763
                                                         ==========      ==========      ==========      ==========

Earnings per common share                                $     0.49      $     0.31      $     0.84      $     0.51
                                                         ==========      ==========      ==========      ==========

Earnings per common share - assuming dilution            $     0.48      $     0.31      $     0.82      $     0.51
                                                         ==========      ==========      ==========      ==========

Common shares outstanding                                     5,552           5,432           5,537           5,417
                                                         ==========      ==========      ==========      ==========

Common shares outstanding - assuming dilution                 5,732           5,464           5,684           5,450
                                                         ==========      ==========      ==========      ==========



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

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0-18927
                                   Form 10-Q
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)



                                                                        December 31,      June 30,
                                                                            1997            1997
                                                                         ----------      ----------
ASSETS                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                            $      948      $      554
    Accounts receivable, net                                                 22,162          15,210
    Inventories:
        Raw materials and work in process                                     5,284           5,982
        Finished goods                                                       31,195          26,278
    Other current assets                                                      2,471           2,489
                                                                         ----------      ----------
        Total current assets                                                 62,060          50,513
                                                                         ----------      ----------

Property and equipment, at cost                                              10,208           9,652
Accumulated depreciation                                                     (5,304)         (4,797)
                                                                         ----------      ----------
        Net property and equipment                                            4,904           4,855
                                                                         ----------      ----------

Other assets:
    Goodwill, less amortization                                               7,575           7,941
    Other assets, less amortization                                           2,087           2,055
                                                                         ----------      ----------
        Total other assets                                                    9,662           9,996
                                                                         ----------      ----------

TOTAL ASSETS                                                             $   76,626      $   65,364
                                                                         ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $    3,816      $    3,180
    Accrued expenses                                                          4,522           3,979
                                                                         ----------      ----------
        Total current liabilities                                             8,338           7,159
                                                                         ----------      ----------

Other liabilities:
    Notes payable                                                            20,636          15,850
    Other noncurrent liabilities                                                246             226
                                                                         ----------      ----------
        Total other liabilities                                              20,882          16,076
                                                                         ----------      ----------

Stockholders' equity:
    Preferred stock, $1 par value, 1,000,000 shares authorized,
        none issued                                                              --              --
    Common stock, $1 par value, 10,000,000 shares authorized,
        5,561,518 shares and 5,490,091 shares issued and outstanding
        as of December 31, 1997, and June 30, 1997, respectively              5,562           5,490
    Additional paid-in capital                                               19,459          18,732
    Retained earnings                                                        22,385          17,907
                                                                         ----------      ----------
        Total stockholders' equity                                           47,406          42,129
                                                                         ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   76,626      $   65,364
                                                                         ==========      ==========


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

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                     --------------------------
                                                                                        1997            1996
                                                                                     ----------      ----------
Cash flows from operating activities:
    Net income                                                                       $    4,663      $    2,763
    Adjustments to reconcile net income to net cash provided by (used for)
    operating activities:
       Depreciation                                                                         540             523
       Amortization                                                                         411             429
       Other                                                                               (134)            (38)
    Change in assets and liabilities:
       Accounts receivable                                                               (6,952)         (1,877)
       Inventories                                                                       (4,219)         (6,187)
       Other assets                                                                          27             599
       Accounts payable                                                                     636          (1,069)
       Accrued expenses                                                                     563           1,125
                                                                                     ----------      ----------
    Net cash used for operating activities                                               (4,465)         (3,732)
                                                                                     ----------      ----------

Cash flows from investing activities:
    Purchases of property and equipment                                                    (726)           (423)
                                                                                     ----------      ----------
    Net cash used for investing activities                                                 (726)           (423)
                                                                                     ----------      ----------

Cash flows from financing activities:
    Exercise of employee stock options, net of purchase of treasury stock                   204              --
    Sale of stock to stock purchase program                                                 595             418
    Proceeds from borrowings                                                             29,000          25,950
    Payments under borrowings                                                           (24,214)        (21,750)
                                                                                     ----------      ----------
    Net cash provided by financing activities                                             5,585           4,618
                                                                                     ----------      ----------
Net increase in cash and cash equivalents                                                   394             463
Cash and cash equivalents at beginning of period                                            554              88
                                                                                     ==========      ==========
Cash and cash equivalents at end of period                                           $      948      $      551
                                                                                     ==========      ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                      $      537      $      774
       Income taxes                                                                       3,024             816
Noncash activities:
    None


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Statements
                                  (Unaudited)


Note 1 - Accounting Principles.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 1997.

Note 2 - Impact of  New Accounting Standards.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS No. 128 requirements.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires that an enterprise report, by major component and as a single total, the change in its equity during the period from nonowner sources, and SFAS No. 131 establishes annual and interim reporting requirements for an enterprise's operating segments and related disclosures about its products and services, geographical areas in which it operates and major customers. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Effects of the adoption of these statements during fiscal year 1999 will primarily be limited to the form and content of the Company's disclosures and is not expected to materially impact the Company's consolidated financial position or statements of operations, stockholders' equity and cash flows.

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                    Notes to Condensed Financial Statements
                                  (Unaudited)

Note 3 - Earnings Per Share.

The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                                      Three Months              Six Months
                                                                         Ended                     Ended
                                                                      December 31               December 31
                                                                 ---------------------     ---------------------
                                                                   1997         1996         1997         1996
                                                                 --------     --------     --------     --------

Numerator for basic and diluted earnings per per share:

      Net Income                                                 $  2,731     $  1,700     $  4,663     $  2,763
                                                                 ========     ========     ========     ========

Denominator:
      Denominator for basic earnings per
        share - weighted average shares                             5,552        5,432        5,537        5,417

      Effect of dilutive securities:
        Employee stock options                                        152           32          124           33
        Director stock deferral plan                                    8            0            7            0
        Director stock options                                         20            0           16            0
                                                                 --------     --------     --------     --------
      Dilutive potential common shares                                180           32          147           33

      Denominator for diluted earnings per
        share - adjusted weighted - average
        shares and assumed conversions                              5,732        5,464        5,684        5,450
                                                                 ========     ========     ========     ========

Basic earnings per share                                         $   0.49     $   0.31     $   0.84     $   0.51
                                                                 ========     ========     ========     ========

Diluted earnings per share                                       $   0.48     $   0.31     $   0.82     $   0.51
                                                                 ========     ========     ========     ========

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

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 1997 Compared to the Three and Six Months Ended December 31, 1996

For the three month period ended December 31, 1997, net sales increased 23.2% to $36,823,000 as compared to net sales of $29,879,000 for the same period last year. Net income for the second quarter increased 60.7% to $2,731,000 or $.48 per share, compared to net income of $1,700,000 or $.31 per share, for the same three months last year.

For the six month period ended December 31, 1997, net sales increased 26.4% to $67,688,000 as compared to net sales of $53,540,000 for the same period last year. Net income for the six month period increased 68.8% to $4,663,000 or $.82 per share, compared to net income of $2,763,000 or $.51 per share, for the same six months last year.

Women's products had net sales increases over the prior year in the comparable three and six month periods of $5,846,000 and $12,406,000, respectively. The women's product net sales for the three and six month periods of fiscal 1998 were higher than the same periods last year due in part to initial order shipments of scarves, women's and children's socks, hair goods and Jones New York(R) handbags to certain key customers in addition to increased women's accessories sales.

Men's products had net sales increases over the prior year in the comparable three and six month periods of $1,098,000 and $1,742,000, respectively. The men's products had net sales increases for the three and six month periods of fiscal 1998 due to increased retail store distribution under the Haggar(R) and Greg Norman Collection(R) brand names.

For the three and six month periods gross margins increased 0.3% and 0.2% to 36.7% and 37.2%, respectively, as compared to the same periods for the prior year. During the three and six month periods increases in men's gross margins offset lower women's product sales gross margins.

Selling, general and administrative expenses as a percentage of net sales for the three and six months ended December 31, 1997 decreased 2.4% and 2.2%, respectively, as compared to the same periods of the prior year. A portion of this decrease resulted from a larger mix of women's product sales, which, on a percentage of sales basis, incur lower variable selling expenses than men's product sales. Additionally, the majority of the sales increases for the three and six month periods of fiscal 1998 were to customers on which no sales commissions are paid, which decreased selling costs as a percentage of sales. Although the Company's selling, general and administrative expenses were favorably impacted by the larger mix of women's product sales, the Company anticipates that such expenses in the future will be in line with historical trends.

The effective tax rate for the six months ended December 31, 1997 was 38.3% compared to 36.6% for the same prior year period due to increased state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flows from operations and the Company's lines of credit. The Company has two unsecured bank credit lines aggregating $50,000,000 which can be used for seasonal borrowings and letters of credit. The Company also has a Canadian line of credit for approximately $1,000,000 secured by a letter of credit from a U.S. bank. The Company's borrowings under its credit lines were $20,636,000 and $18,800,000 as of December 31, 1997 and 1996, respectively.

For the six months ended December 31, 1997, the Company's operating activities used cash of $4,465,000 compared to $3,732,000 for the same period last year. The increase in the net use of cash relates to the increasing sales trends during the first half of fiscal 1998 requiring increased inventory levels and increases in accounts receivable due to higher sales.

Capital expenditures were $726,000 for the six months ended December 31, 1997. The increase of $303,000 over the same prior year period is due primarily to the purchase of software applications for the Company's management information systems.

The Company believes that its sources of liquidity are sufficient to fund its operations.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of financial condition and results of operations and other sections of this Form 10-Q contain forward looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

(b)      The matters voted upon were as follows:

         (i) The election of three directors in Class I to serve for three-year terms expiring in 2000, or until their successors are elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee were as follows:

         Dr. James F. Gaertner
         ---------------------
         For  4,753,401    Against/Withheld  5,597    Abstain  -0-     Broker Non-votes  -0-

         Ms. Maxine K. Clark
         -------------------
         For  4,753,064    Against/Withheld  5,934    Abstain  -0-     Broker Non-votes  -0-

         Mr. Gene Stallings
         ------------------
         For  4,726,073    Against/Withheld  32,925   Abstain  -0-     Broker Non-votes  -0-

         Directors whose terms continued after the annual meeting are as follows:

                               Mr. J.S.B. Jenkins
                             Mr. C.A. Rundell, Jr.
                              Mr. Robert E. Runice

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


ITEM 6.  Exhibits and Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1997. The exhibits filed as a part of this report are listed below.


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


                                       TANDY BRANDS ACCESSORIES, INC.
                                       (Registrant)




                                       /s/ J.S.B. Jenkins
                                       ---------------------------------------
                                       J.S.B. Jenkins
                                       President and Chief Executive Officer





                                       /s/ Stanley T. Ninemire
                                       ---------------------------------------
                                       Stanley T. Ninemire
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer



Date: February 13, 1998

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX


                                                                            Incorporated by Reference
                                                                                 (If applicable)
                                                     -------------------------------------------------------------------
Exhibit Number and Description                       Form                  Date               File No.           Exhibit
------------------------------                       ----                  ----               --------           -------
  (4)    Instruments defining the rights
         of security holders, including
         indentures

         4.1   Certificate of Designations,
               Powers, Preferences and
               Rights of Series A Junior
               Participating Cumulative
               Preferred Stock of Tandy
               Brands Accessories, Inc.              S-1                11/2/90              33-37588             4.1

         4.2   Form of Common Stock
               Certificate of Tandy
               Brands Accessories, Inc.              S-1                11/02/90             33-37588             4.2

         4.3   Form of Preferred Share
               Purchase Rights Certificate
               of Tandy Brands
               Accessories, Inc.                     S-1                11/02/90             33-37588             4.3

         4.4   Rights Agreement dated
               November 7, 1990,
               between Tandy Brands
               Accessories, Inc.
               and First National
               Bank of Boston                        S-1                11/2/90              33-37588            10.5

 (27)    Financial Data Schedule

  27.1   Financial Data Schedule                     N/A                  N/A                   N/A               N/A