Form 10-Q
period 1998-03-31
TANDY BRANDS ACCESSORIES INC
filed 1998-05-13
CIK 869487

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

                              --------------------

For the Period Ended March 31, 1998               Commission File Number 0-18927


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

                           Yes      X       No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                   Number of shares outstanding at March 31, 1998
Common stock, $1 par value                         5,576,017

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                          Quarter Ended March 31, 1998


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



                                                              Three Months                Nine Months
                                                                 Ended                       Ended
                                                                March 31                    March 31
                                                         -----------------------     -----------------------
                                                           1998          1997          1998          1997
                                                         ---------     ---------     ---------     ---------
 Gross sales, less discounts, returns and allowances     $  32,970     $  23,922     $ 100,658     $  77,462
 Royalty, interest and other income                             14            31           128            82
                                                         ---------     ---------     ---------     ---------
         Total revenues                                     32,984        23,953       100,786        77,544
                                                         ---------     ---------     ---------     ---------

 Costs and expenses:
     Cost of goods sold                                     20,947        14,985        63,488        48,706
     Selling, general and administrative                     8,936         6,984        25,128        20,979
     Depreciation and amortization                             463           430         1,343         1,304
     Interest expense                                          363           313           989           953
                                                         ---------     ---------     ---------     ---------
         Total costs and expenses                           30,709        22,712        90,948        71,942
                                                         ---------     ---------     ---------     ---------

 Income before provision for income taxes                    2,275         1,241         9,838         5,602
 Provision for income taxes                                    891           496         3,791         2,094
                                                         =========     =========     =========     =========
         Net income                                      $   1,384     $     745     $   6,047     $   3,508
                                                         =========     =========     =========     =========

 Earnings per common share                               $    0.25     $    0.14     $    1.09     $    0.65
                                                         =========     =========     =========     =========

 Earnings per common share - assuming dilution           $    0.24     $    0.14     $    1.07     $    0.64
                                                         =========     =========     =========     =========

 Common shares outstanding                                   5,587         5,470         5,564         5,437
                                                         =========     =========     =========     =========

 Common shares outstanding - assuming dilution               5,716         5,506         5,662         5,463
                                                         =========     =========     =========     =========


Cash dividends per common share                               None          None          None          None


              The accompanying notes are an integral part of these
                        condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                               File Number 0-18927
                                    Form 10-Q
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                           March 31,       June 30,
                                                                             1998            1997
                                                                          ----------      ----------
 ASSETS                                                                   (Unaudited)
 Current assets:
     Cash and cash equivalents                                            $    1,006      $      554
     Accounts receivable, net                                                 23,272          15,210
     Inventories:
         Raw materials and work in process                                     5,081           5,982
         Finished goods                                                       28,719          26,278
     Other current assets                                                      2,629           2,489
                                                                          ----------      ----------
         Total current assets                                                 60,707          50,513
                                                                          ----------      ----------

 Property and equipment, at cost                                              10,735           9,652
 Accumulated depreciation                                                     (5,523)         (4,797)
                                                                          ----------      ----------
         Net property and equipment                                            5,212           4,855
                                                                          ----------      ----------

 Other assets:
     Goodwill, less amortization                                               7,445           7,941
     Other assets, less amortization                                           2,047           2,055
                                                                          ----------      ----------
         Total other assets                                                    9,492           9,996
                                                                          ----------      ----------
 TOTAL ASSETS                                                             $   75,411      $   65,364
                                                                          ==========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                                     $    1,508      $    3,180
     Accrued expenses                                                          4,793           3,979
                                                                          ----------      ----------
         Total current liabilities                                             6,301           7,159
                                                                          ----------      ----------

 Other liabilities:
     Notes payable                                                            19,700          15,850
     Other noncurrent liabilities                                                332             226
                                                                          ----------      ----------
         Total other liabilities                                              20,032          16,076
                                                                          ----------      ----------

 Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000 shares authorized,
         none issued                                                            --              --
     Common stock, $1 par value, 10,000,000 shares authorized,
         5,576,017 shares and 5,490,091 shares issued and outstanding
         as of March 31, 1998, and June 30, 1997, respectively                 5,576           5,490
     Additional paid-in capital                                               19,687          18,732
     Retained earnings                                                        23,815          17,907
                                                                          ----------      ----------
         Total stockholders' equity                                           49,078          42,129
                                                                          ----------      ----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   75,411      $   65,364
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



                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                                    --------------------------
                                                                                       1998            1997
                                                                                    ----------      ----------
 Cash flows from operating activities:
     Net income                                                                     $    6,047      $    3,508
     Adjustments to reconcile net income to net cash provided by (used for)
     operating activities:
        Depreciation                                                                       828             801
        Amortization                                                                       620             640
        Other                                                                              (10)           (100)
     Change in assets and liabilities:
        Accounts receivable                                                             (8,062)         (4,192)
        Inventories                                                                     (1,540)         (7,221)
        Other assets                                                                       (86)            384
        Accounts payable                                                                (1,672)         (3,048)
        Accrued expenses                                                                   920           1,437
                                                                                    ----------      ----------
     Net cash used for operating activities                                             (2,955)         (7,791)
                                                                                    ----------      ----------

 Cash flows from investing activities:
     Purchases of property and equipment                                                (1,484)           (775)
                                                                                    ----------      ----------
     Net cash used for investing activities                                             (1,484)           (775)
                                                                                    ----------      ----------

 Cash flows from financing activities:
     Exercise of employee stock options, net of purchase of treasury stock                 222            --
     Sale of stock to stock purchase program                                               819             611
     Proceeds from borrowings                                                           40,750          38,650
     Payments under borrowings                                                         (36,900)        (30,400)
                                                                                    ----------      ----------
     Net cash provided by financing activities                                           4,891           8,861
                                                                                    ----------      ----------
 Net increase in cash and cash equivalents                                                 452             295
 Cash and cash equivalents at beginning of period                                          554              88
                                                                                    ==========      ==========
 Cash and cash equivalents at end of period                                         $    1,006      $      383
                                                                                    ==========      ==========

 Supplemental disclosures of cash flow information:
 Cash paid during the period for:
        Interest                                                                    $      822      $      954
        Income taxes                                                                     4,094           1,577







              The accompanying notes are an integral part of these
                         condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1 - Accounting Principles.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 1997.

Certain fiscal 1997 amounts have been reclassified to conform with the fiscal 1998 presentation.

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

Note 3 - Credit Arrangements.

         On March 31, 1998 the Company amended the $25,000,000 unsecured line of credit with a bank to $30,000,000. Of this amount $20,000,000 is a committed facility which was scheduled to expire on April 30, 1999 was extended to April 30, 2000. The $5,000,000 uncommitted facility was increased to $10,000,000. Each facility may be used for borrowings or letters of credit.

Note 4 - Subsequent Events.

         On May 12, 1998, TBAC-AR Acquisition, Inc. ("AR"), a wholly owned subsidiary of the Company, acquired certain assets of AR Accessories Group, Inc. through an auction held in the Bankruptcy Court for the Eastern District of Wisconsin. The assets included, but were not limited to wholesale accounts receivable, wholesale inventory, certain machinery and equipment, the distribution center located in West Bend, Wisconsin and related trade names including "Amity" and "Rolfs". The cash purchase price of approximately $18,550,000 was provided by drawing on existing bank lines.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 5 - Earnings Per Share.

The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                              Three Months                      Nine Months
                                                                 Ended                            Ended
                                                                March 31                         March 31
                                                          ---------------------            ---------------------
                                                           1998          1997               1998          1997
                                                          -------       -------            -------       -------
Numerator for basic and diluted earnings per
   share:                                                 $ 1,384       $   745            $ 6,047       $ 3,508
                                                          =======       =======            =======       =======
   Net income

Denominator:

         Weighted average shares outstanding                5,569         5,461              5,548         5,432
         Contingently issuable shares                          18             9                 16             5
                                                          -------       -------            -------       -------
    Denominator for basic earnings per
         share - weighted average shares                    5,587         5,470              5,564         5,437

    Effect of dilutive securities:

         Employee stock options                               114            33                 86            25
         Director stock options                                15             3                 16             1
                                                          -------       -------            -------       -------
    Dilutive potential common shares                          129            36                 98            26

    Denominator for diluted earnings per
         share - adjusted weighted - average
         shares                                             5,716         5,506              5,662         5,463
                                                          =======       =======            =======       =======

    Basic earnings per share                              $  0.25       $  0.14            $  1.09       $  0.65
                                                          =======       =======            =======       =======

    Diluted earnings per share                            $  0.24       $  0.14            $  1.07       $  0.64
                                                          =======       =======            =======       =======

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

On May 12, 1998, TBAC-AR Acquisition, Inc. ("AR"), a wholly owned subsidiary of the Company, acquired certain assets of AR Accessories Group, Inc. through an auction held in the Bankruptcy Court for the Eastern District of Wisconsin. AR Accessories Group was a manufacturer and distributor of men's and women's small leather goods. The assets included, but were not limited to wholesale accounts receivable, wholesale inventory, certain machinery and equipment, the distribution center located in West Bend, Wisconsin and related trade names including "Amity" and "Rolfs". The cash purchase price of approximately $18,550,000 was provided by drawing on existing bank lines.

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 1998 Compared to the Three and Nine Months Ended March 31, 1997

For the three month period ended March 31, 1998, net sales increased 37.8% to $32,970,000 as compared to net sales of $23,922,000 for the same period last year. Net income for the third quarter increased 85.8% to $1,384,000 or $.24 per share, compared to net income of $745,000 or $.14 per share, for the same three months last year.

For the nine month period ended March 31, 1998, net sales increased 29.9% to $100,658,000 as compared to net sales of $77,462,000 for the same period last year. Net income for the nine month period increased 72.4% to $6,047,000 or $1.07 per share, compared to net income of $3,508,000 or $.64 per share, for the same nine months last year.

Women's products had net sales increases over the prior year in the comparable three and nine month periods of $8,287,000 and $20,693,000, respectively. The women's product net sales for the three-month period of fiscal 1998 were higher than normal expectations due to increased spring shipments to certain mass merchants. Women's product net sales for the nine-month period of fiscal 1998 were higher than the same period last year due in part to initial order shipments of scarves, women's and children's socks, hair goods and Jones New York(R) handbags to certain key customers in addition to increased women's accessories sales.

Men's products had net sales increases over the prior year in the comparable three and nine month periods of $761,000 and $2,503,000, respectively. The men's products had net sales increases for the three and nine month periods of fiscal 1998 due to increased retail store distribution under the Haggar(R) and Greg Norman Collection(R) brand names.

For the three and nine month periods gross margins decreased 0.9% and 0.2% to 36.5% and 36.9%, respectively, as compared to the same periods for the prior year. During the three and nine month periods increases in men's gross margins offset lower women's product sales gross margins.

Selling, general and administrative expenses as a percentage of net sales for the three and nine months ended March 31, 1998 decreased 2.1% as compared to the same periods of the prior year. A portion of this decrease resulted from a larger mix of women's product sales, which, on a percentage of sales basis, incur lower variable selling expenses than men's product sales. Additionally, the majority of the sales increases for the three and nine month periods of fiscal 1998 were to customers on which no sales commissions are paid, which decreased selling costs as a percentage of sales. Although the Company's selling, general and administrative expenses were favorably impacted by the larger mix of women's product sales, the Company anticipates that such expenses in the future will be in line with historical trends.

The effective tax rate for the nine months ended March 31, 1998 was 38.5% compared to 37.4% for the same prior year period due to increased state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flows from operations and the Company's lines of credit. The Company has two unsecured domestic bank credit lines aggregating $55,000,000, which can be used for seasonal borrowings and letters of credit. The Company's borrowings under its credit lines were $19,700,000 and $22,850,000 as of March 31, 1998 and 1997,
respectively.

See Note 3 for discussion of the amendment to certain credit arrangements.

For the nine months ended March 31, 1998, the Company's operating activities used cash of $2,955,000 compared to $7,791,000 for the same period last year. The decrease was attributable to cash receipts collected from the increase in second quarter of fiscal 1998 sales which were used to fund the purchase of inventory during the three months ended March 31, 1998.

Capital expenditures were $1,484,000 for the nine months ended March 31, 1998. The increase of $709,000 over the same prior year period is due primarily to the purchase of software applications for the Company's management information systems.

The Company believes that its sources of liquidity are sufficient to fund its operations.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of financial condition and results of operations and other sections of this Form 10-Q contain forward looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 1998. The exhibits filed as a part of this report are listed below.


                  Exhibit No.               Description

                    10                      Material Contracts

                    27                      Financial Data Schedules

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


                                TANDY BRANDS ACCESSORIES, INC.
                                (Registrant)




                                /s/ J.S.B. Jenkins
                                ----------------------------------------------
                                J.S.B. Jenkins
                                President and Chief Executive Officer





                                /s/ Stanley T. Ninemire
                                ----------------------------------------------
                                Stanley T. Ninemire
                                Senior Vice President, Chief Financial Officer and Treasurer



Date: May 13, 1998

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX




                                                           Incorporated by Reference
                                                                (If applicable)
                                             -------------------------------------------------------
Exhibit Number and Description                 Form          Date           File No.       Exhibit
                                             ---------    ------------     -----------    ----------
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

(10)  Material Contracts

10.23 Amendments No. 4 and 5
      to the Credit Agreement
      between Tandy Brands
      Accessories, Inc. and Chase
      Bank (Texas Commerce)
      of  Texas dated June 30, 1994            N/A            N/A             N/A            N/A

(27)  Financial Data Schedule

27.1  Financial Data Schedule                  N/A            N/A             N/A            N/A

27.2  Financial Data Schedule                  N/A            N/A             N/A            N/A

27.3  Financial Data Schedule                  N/A            N/A             N/A            N/A

27.4  Financial Data Schedule                  N/A            N/A             N/A            N/A

27.5  Financial Data Schedule                  N/A            N/A             N/A            N/A