Form 10-K405
period 1998-06-30
TANDY BRANDS ACCESSORIES INC
filed 1998-09-21
CIK 869487

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION L3 OR L5(D)
                     OF THE SECURITIES EXCHANGE ACT OF L934

FOR THE FISCAL YEAR ENDED JUNE 30, 1998           COMMISSION FILE NUMBER 0-18927


                         TANDY BRANDS ACCESSORIES, INC.
             (Exact Name of Registrant as Specified in its Charter)


                  A DELAWARE CORPORATION                                   75-2349915
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer
               690 E. LAMAR BLVD., SUITE 200                          Identification Number)
                  ARLINGTON, TEXAS, 76011
          (Address of Principal Executive Offices)



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock as reported on September 4, 1998, through the National Market System of the National Association of Securities Dealers Automated Quotation System) was approximately $52,241,000.

     There were 5,650,026 shares of common stock, $1.00 par value per share, outstanding at September 4, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(a) Annual Report to Stockholders for Fiscal Year Ended June 30, l998 (incorporated by reference in Parts II and IV).

(b) Definitive Proxy Statement for the Annual Meeting to be held October 20, 1998 (incorporated by reference in Part III).


================================================================================

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                                    FORM 10-K
                                     PART I

ITEM 1.  BUSINESS.

         Tandy Brands Accessories, Inc. ("the Company") is a leading designer, manufacturer and marketer of branded men's, women's and children's accessories, including belts and small leather goods such as wallets. The Company's product line also includes handbags, socks, scarves, hats, hair accessories, suspenders and neckwear. Tandy Brands' merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including Jones New York(R), Greg Norman Collection(R), Rolfs(R), Haggar(R), Bugle Boy(R), Canterbury(R), Prince Gardner(R), Princess Gardner(R), Amity(R), Accessory Design Group(R) and Tiger(R), as well as private brands for major retail customers. Proprietary brands, licensed brands and private brands accounted for approximately 28%, 14% and 58%, respectively, of net sales during fiscal 1998. The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men's and women's specialty stores, golf pro shops and catalogs.

    The Company seeks increased accessory sales and earnings through a variety of means, including increased sales through the Company's current operating units, as well as growth through the acquisition of similar businesses. The following chart summarizes the Company's acquisitions:

                       NAME OF BUSINESS
   DATE ACQUIRED      OR ASSETS ACQUIRED             PRODUCT LINES              BRANDS ACQUIRED
   -------------      ------------------             -------------              ---------------
May 1, 1992         Accessory Design Group     Women's accessories and      Accessory Design Group
                                               Belts

June 1, 1993        Durite Leather Goods       Women's apparel and          Various private brands
                                               Accessories

November 29, 1993   Accolade, Inc.             Men's and boys' belts and    Always In Style(1)
                                               Accessories

April 4, 1994       Certain assets of          Men's and women's small      Prince Gardner
                    Prince Gardner             leather goods                Princess Gardner
                    Incorporated                                            Royalle by Prince
                                                                              Gardner
                                                                            Royalle by Princess
                                                                              Gardner

August 30, 1994     H.A. Sheldon, Inc.         Men's belts, wallets and     Various private brands
                                               suspenders

May 1, 1995         Canterbury Belts, Ltd.     Men's, women's and           Canterbury
                                               children's leather and
                                               fabric accessories

May 12, 1998        Certain assets of AR       Men's and women's small      Amity Rolfs
                    Accessories Group,         leather goods
                    Inc.

June 1, 1998        Tiger Accessories, Inc.    Men's and boys' belts        Tiger

(1) On March 27, 1995 the Company announced its decision to discontinue its Always In Style operations.

    The Company distributes its products to nearly every type and size of retail operation. Management estimates that the Company's customers include over 10,000 retailers representing over 20,000 retail locations. The Company's key brands and each brand's targeted distribution channels and products are as follows:

             BRAND             DISTRIBUTION CHANNEL            PRODUCTS
             -----             --------------------            --------
    Jones New York...........  Department stores          Handbags
                               Specialty stores           Small leather goods

    Greg Norman Collection...  Golf pro shops             Belts
                               Specialty stores           Small leather goods
                               Department stores
                               Catalogs

    Rolfs....................  Department stores          Small leather goods
                               Specialty stores

    Haggar...................  National chain stores      Belts
                               Department stores          Small leather goods
                               Catalogs

    Bugle Boy................  National chain stores      Belts
                               Department stores          Small leather goods

    Canterbury...............  Specialty stores           Belts
                               Golf pro shops             Small leather goods

    Prince Gardner...........  National chain stores      Small leather goods
                               Specialty stores

    Princess Gardner.........  National chain stores      Small leather goods
                               Specialty stores

    Amity....................  Mass merchants             Small leather goods
                               National chain stores

    Accessory Design Group...  Mass merchants             Belts
                               National chain stores      Women's accessories

    Tiger....................  Mass merchants             Belts
                               National chain stores

    The accessories market is highly fragmented, and management believes that the Company is one of the largest competitors in the accessories industry. Management believes the sectors of the accessories market that the Company serves have grown at an average annual rate of three to five percent in recent years. This growth has resulted from (i) the trend toward more casual attire, which has increased demand for accessories outside the traditional dress category, (ii) increased consumer awareness of branded accessories as a fashion and lifestyle statement and (iii) a desire for newness and change in accessories styles. As a result of recent consolidation in the retail industry, retailers have increasingly chosen to consolidate their supply bases to a core group of companies that have the resources and expertise to meet the retailers' increasing demands. Over the past several years, the Company's net sales growth has exceeded that of the accessories industry and the Company believes it is better positioned than its competitors to continue to capitalize on these market trends.

PRODUCTS

    The Company's primary products are belts and small leather goods, such as wallets, which accounted for approximately 58.8% and 16%, respectively, of the Company's net sales for fiscal 1998. The Company's other products include women's handbags, socks, scarves, hats, hair accessories and men's neckwear, suspenders and other fashion accessories, which collectively accounted for the remaining 25.2% of net sales in fiscal 1998. Men's and boys' products accounted for approximately 51.9% of net sales during fiscal 1998, and women's and girls' products accounted for approximately 48.1% of net sales during the same period. Proprietary brands, licensed brands and private brands accounted for approximately 28%, 14% and 58%, respectively, of net sales during fiscal 1998.

Belts

    The Company and its predecessors have been manufacturing and marketing belts for over 70 years, and belts remain the Company's largest single product category, representing approximately 61.8% of net sales in fiscal 1998. Tandy Brands designs all of its belts and markets them under various licensed and proprietary brands including Jones New York, Canterbury, Haggar, Bugle Boy and Greg Norman Collection, as well as private brands for major retailers. Management believes that the recent addition of the Tiger brand name through the acquisition of Tiger Accessories provides a strong complement to the Company's existing belt business, establishes the Company well within the boys' belt segment and strengthens the Company's distribution into the mass merchant retail segment. The Company competes in all four categories of the belt market: casual, work, dress and fashion. In fiscal 1998, Tandy Brands manufactured approximately 51% of the men's belts it distributed and imported the balance from China, Guatemala and various other countries.

    The continuing trend toward casual attire has created an increasing demand for belts other than those in the traditional dress category. The Company's belt sales were $79.4 million in fiscal 1998, which represents a compound annual growth rate of approximately 23.3% of total belt sales from fiscal 1991 through fiscal 1998. In fiscal 1998, sales of men's and boys' belts represented $55.7 million, or 70.2% of total belt sales, and women's and girls' belts represented $23.7 million, or 29.8% of total belt sales.

Small Leather Goods

    The Company's small leather goods consist primarily of men's and women's wallets. The Company designs all of its small leather goods and markets them under licensed and proprietary brands including Jones New York, Greg Norman Collection, Rolfs, Haggar, Bugle Boy, Canterbury, Prince Gardner, Princess Gardner and Amity, as well as private brands. The recent purchase of the Amity and Rolfs tradenames supports the Company's brand development strategy and provides strong additions to its brand portfolio. Management believes that the Company's future results will benefit from its May 1998 purchase of the Amity and Rolfs tradenames, the results of which were not material to fiscal 1998 consolidated results due to the timing of the purchase. Tandy Brands' small leather goods are primarily sourced from manufacturers in foreign countries, such as China, due to the labor-intensive nature of manufacturing small leather goods and the relative low cost of labor in those countries.

    Sales of the Company's small leather goods have increased in recent years as a result of increased market penetration through the use of licensed and proprietary brands. Sales of small leather goods accounted for approximately $21.7 million, or 16% of Tandy Brands' net sales in fiscal 1998. In fiscal 1998, sales of men's and boys' small leather goods represented $7.6 million, or 35% of total small leather goods sales, and women's and girls' small leather goods represented $14.1 million, or 65% of the Company's total small leather goods sales.

Other Accessories

    In addition to belts and small leather goods, Tandy Brands distributes accessories such as women's handbags, socks, scarves, hats, hair accessories and men's suspenders and neckwear. These products are marketed under certain of the Company's proprietary brands, licensed brands and private brands. These other accessories complement the Company's core belt and small leather goods products. All other accessory items sold by the Company are purchased by the Company from foreign and domestic sources and are manufactured according to the Company's design specifications. In fiscal 1998, Tandy Brands' sales of other accessories totaled $34 million, or 25.2% of its net sales.

EXCLUSIVE LICENSE AGREEMENTS

    Tandy Brands has been awarded exclusive license agreements for several well recognized brands, including Jones New York, Greg Norman Collection, Bugle Boy, Haggar, John Weitz, Beverly Hills Polo Club and Botany 500. Generally, these license agreements cover specific products and require that the Company pay annual royalties, ranging from two to eight percent of net sales, based on minimum sales quotas or sales. The terms of the agreements are typically four to ten years, with options to extend the terms, provided certain sales or royalty minimums are achieved. For fiscal 1998, sales of the Company's licensed products accounted for approximately 14% of the Company's net sales, with no sales associated with any individual license agreement accounting for more than five percent of net sales. The Company maintains excellent relationships with its licensors, as evidenced by recent license renewals, licensed territory expansions and product line extensions.

PRIVATE BRAND PRODUCTS

    In fiscal 1998, private brand products accounted for approximately $78.2 million, or 58% of the Company's net sales. Private brand programs offer the Company's customers exclusivity and pricing control over their products, both of which are important factors in the retail marketplace. Management believes that the Company's flexible sourcing capabilities, advanced electronic inventory management and replenishment systems and design, product development and merchandising expertise provide retailers with a superior alternative to direct sourcing of their private brand products. The Company's principal private brand programs include those for leading retailers such as Wal-Mart, JCPenney, Sears, and Target and nationally recognized private brand names such as Farah, Kathy Lee, Arizona, Jacqueline Ferrar, St. John's Bay and Cherokee.

PROPRIETARY BRANDS

    In addition to its licensed and private brands, Tandy Brands produces and markets products under its own registered trademarks and trade names. The Company owns leading and well recognized trademarks such as Rolfs, Amity, Canterbury, Prince Gardner, Princess Gardner, Royalle by Prince Gardner, and Royalle by Princess Gardner. The Company intends to build on the success of its proprietary brand portfolio by pursuing additional ownership opportunities and expanding the assortment of products offered and the retail channels served by its proprietary brands. Net sales under the Company's proprietary brands were approximately $37.8 million, or 28% of the Company's net sales in fiscal 1998.

CUSTOMERS

    During fiscal 1998, the Company supplied over 10,000 retailers representing over 20,000 retail locations. The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, major department stores, men's and women's specialty stores, golf pro shops and catalogs. The Company maintains strong relationships with major retailers in the United States and Canada, including Wal-Mart, Target, K Mart, Shopko, AAFES, Sears, JCPenney, Kohl's, May Department Stores, Dillard's, Mervyn's and Federated Department Stores. For fiscal 1998, Wal-Mart represented 43% of the Company's net sales. In fiscal 1998, the Company's top ten customers accounted for approximately 66% of net sales.

    The Company had firm backlog orders for fiscal years 1998 and 1997 totaling $8,004,000 and $6,257,000, respectively. Shipment of backlog orders in fiscal 1998 is subject to product availability prior to customer order cancellation dates.

SALES, MARKETING, AND CUSTOMER SERVICE

    Management believes that the success of Tandy Brands has resulted in large part from the Company's strong customer relationships, strong sales and marketing organization and superior customer service, including "quick response" distribution, vendor inventory management services, electronic data interchange ("EDI") capabilities and expertise in the communication of fashion and lifestyle concepts through product lines and innovative point-of-sale presentations. The Company's accounts are developed and maintained through the coordinated efforts of senior management, regional managers, account executives and an organization of salespeople and independent sales representatives. Relationships with certain of the Company's national accounts such as Wal-Mart, Dillard's, JCPenney, Sears, K Mart and Target are managed by senior management or senior account executives.

    Senior managers are responsible for generating profitable performance results by developing, planning, selling and implementing merchandise programs for their accounts. Individual senior managers develop and maintain business relationships with customers' buyers and merchandise managers. Senior managers also develop and propose comprehensive programs relating to product, pricing and fixturing and assist customers' buyers and merchandise managers in the implementation of these programs. The implementation of marketing programs is coordinated through the efforts of senior and regional managers. Senior managers are compensated based on a combination of salary and bonus tied to various measures of profitability.

    Regional managers are sales and service professionals with experience in retail and merchandising management. The regional manager's role, in addition to hiring, training and supervising sales associates, includes assisting customers in developing seasonal buying plans, assisting stores in developing plans for physical layouts of departments and fixtures and developing overall fixture and product presentation.

    The Company's in-store customer service relationships with various specialty stores, national chain stores and major department stores are maintained by a nationwide team of more than 60 sales associates in the United States and approximately 30 sales associates in Canada, who are organized on a regional basis and supervised by regional sales managers. Sales associates are responsible for overseeing accounts within a defined geographic territory, developing and maintaining business relationships with their respective customers, preparing and conducting line presentations and assisting customers in the implementation of programs at the individual store level. In addition, sales associates may, depending upon the needs of an individual customer, assist in the maintenance and presentation of merchandise on the selling floor. The Company's regional sales organization is supported by account executives. All sales personnel other than senior managers are compensated based on a combination of salary and commission.

MERCHANDISING AND PRODUCT DEVELOPMENT

    The Company's product development and merchandising professionals work closely with customers, suppliers and Tandy Brands' licensors to interpret market trends, develop new products and create and implement comprehensive merchandising programs which consist of packaging and point-of-sale fixturing and presentation materials. The Company believes that its ability to design all of its products internally represents a significant competitive advantage because retail customers have become increasingly reliant on the design and merchandising expertise of their suppliers.

COMPETITION

    Competition in the fashion accessories industry is intense. The Company's ability to remain competitive depends largely on its ability to maintain its customer relationships, create new designs and products and offer high quality merchandise at popular prices. The Company's men's and boys' belt business competes with a large number of companies, including Swank, Humphreys, Leegin, Max Leather and Salant. The Company's men's wallet business also competes with a large number of competitors, including Buxton, Humphreys, Mundi and Fossil. In women's and girls' belts, the Company competes primarily with Omega, Cipriani, Liz Claiborne, Circa and Fossil. The women's handbag business competes with Nine West, Liz Claiborne, Kenneth Cole, Fossil, Guess and others, while the women's personal leather goods business competes with Buxton, Mundi, Fossil, Liz Claiborne, Nine West and others.

    Tandy Brands competes on the basis of customer service, brand recognition, product quality and price. The Company believes that its ability to compete successfully is based on its strong customer relationships, superior customer service, strong national brand portfolio, national distribution capabilities, proprietary inventory management systems, flexible sourcing and product design and innovation.

RAW MATERIALS AND SUPPLIERS

    The major raw materials for the Company's products are readily available from a variety of foreign and domestic sources. In fiscal 1998, the Company sourced certain finished products representing approximately 79% of its net sales from outside manufacturers, both domestic and foreign. The Company has strong relationships with a number of high quality, low-cost foreign manufacturers who provide particularly labor-intensive products, such as small leather goods, manufactured to the Company's specifications.

MANUFACTURING OPERATIONS

    The Company's manufacturing facilities are located in Yoakum, Texas and Scarborough, Ontario. The Yoakum, Texas facility has the capacity to manufacture approximately 4.8 million belts per year. During fiscal 1998, Tandy Brands' manufacturing facilities operated at approximately 88% of capacity. The Company continually seeks to increase the automation of its manufacturing operations. The Company believes that it is one of the lowest-cost domestic belt producers because of its automated equipment, large production volumes and economies of scale in raw materials and finished goods sourcing.

GOVERNMENTAL REGULATIONS

    Many of the Company's products are manufactured in countries other than the United States. Accordingly, those countries and the United States may from time to time modify existing quotas, duties, tariffs, or import restrictions, or otherwise regulate or restrict imports in a manner which could be material and adverse to the Company. In addition, economic and political disruptions in Asia and other parts of the world from which the Company imports goods could have an adverse effect on the Company's ability to maintain an uninterrupted flow of products to its major customers.

    Due to the fact that the Company sells its products to retail exchange operations of the United States military, and thus is a supplier to the federal government, the Company must comply with all federal statutes applicable to federal government suppliers.

EMPLOYEES

    The Company had approximately 986 employees as of June 30, 1998. The Company believes that employee relations are generally good. Approximately 80 of the Company's employees are subject to a collective bargaining agreement. In addition, the United Paperworkers International Union, which represented certain of the Company's employees who were formerly subject to a collective bargaining agreement when they were employed by AR Accessories Group, Inc., requested that the Company bargain concerning the employment terms and conditions of the employees of the Company's West Bend, Wisconsin distribution facility. The Company has responded that it does not believe that the union represent a majority of the distribution facility employees. The union has not yet replied to the Company's response.

ITEM 2.  PROPERTIES.

         The Company owns and operates the various facilities in Yoakum, Texas which are used for leather product manufacturing, product distribution and administrative offices. The Company leases facilities in Scarborough, Canada, which are used for the manufacture and distribution of leather goods. Additionally, the Company leases warehouse space in Dallas, Texas and office space in Arlington, Texas, New York, New York and San Francisco, California. The Company has a renewal option for its corporate office space in Arlington. The Company owns the West Bend, Wisconsin facility which is utilized for the distribution of small leather goods. Management believes Tandy Brands' various properties are adequate and suitable for the particular uses involved.

     The total space owned, leased and occupied by the Company as of June 30, 1998, was as follows:

                                            Approximate Square Feet
                                        -------------------------------
                                         Owned      Leased       Total
                                        -------     -------     -------
               Warehouse and Office     413,000     165,000     578,000
               Factory                   63,000      42,000     105,000
                                        -------     -------     -------

               Total                    476,000     207,000     683,000
                                        =======     =======     =======

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business. No material legal proceedings were terminated during the fourth quarter of the 1998 fiscal year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of the 1998 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

  (a) The principal market for the registrant's common stock is the NASDAQ National Market System. The high and low bid information for the Company's common stock for each full quarterly period within the two most recent fiscal years appears on page 24 of the Company's l998 Annual Report to Stockholders, which information is incorporated herein by reference.

  (b) The approximate number of record holders of common stock on September 4, l998, was 1,111.

  (c) The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain its earnings for the foreseeable future to provide funds for the expansion of its business. The payment of dividends in the future will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital needs, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company's existing credit agreements currently contain covenants related to the maintenance of certain financial ratios which could impose certain limitations on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this item appears on page 24 of the 1998 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item appears on pages 21 through 23 of the l998 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company does not believe market risks related to its financial instruments, principally debt, are material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item appears on pages 7 through 24 of the 1998 Annual Report to Stockholders, which information is incorporated herein by reference. Following is a cross reference for location of the requested information:

                                                                                    Page Number in
                                                                                         the
                                                                                     Tandy Brands
                                                                                     Accessories,
                                                                                         Inc.
                                                                                     1998 Annual
                                                                                      Report to
                                                                                     Stockholders
                                                                                   -----------------
          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Consolidated Statements of Income for the Years Ended
            June 30, 1998, 1997 and 1996                                                     7

          Consolidated Balance Sheets at June 30, 1998 and 1997                              8

          Consolidated Statements of Cash Flows for the Years Ended
            June 30, 1998, 1997 and 1996                                                     9

          Consolidated Statements of Stockholders' Equity for
            the Years Ended June 30, 1998, 1997 and 1996                                    10

          Notes to Consolidated Financial Statements                                     11-19

          Selected Unaudited Quarterly Financial Data                                       19

          Report of Independent Auditors                                                    20

          Selected Financial Data                                                           24


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item appears under the captions "Election of Directors," "Executive Officers" and "Security Ownership of Certain Beneficial Owners - Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in the Company's definitive Proxy Statement relating to the Company's l998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item appears under the caption "Executive Compensation" included in the Company's definitive Proxy Statement relating to the Company's l998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item appears under the caption "Security Ownership of Certain Beneficial Owners" included in the Company's definitive Proxy Statement relating to the Company's l998 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this Report:

         (l) The financial statements listed in response to Item 8 of this Report have been incorporated herein by reference to pages 7 through 24 of the Company's 1998 Annual Report to Stockholders.

         (2)   Financial Statement Schedule:

                  Report of Independent Auditors on Financial Statement Schedule

                  For the three years in the period ended June 30, 1998,
                  Schedule II -- Valuation and Qualifying Accounts

               The financial statement schedule should be read in conjunction with the consolidated financial statements in the Company's 1998 Annual Report to Stockholders. Financial statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         (3)   Exhibits:

               A list of the exhibits required to be filed as part of this Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

    (b)  Reports on Form 8-K.

         The Company filed a Form 8-K on June 19, 1998 regarding the purchase of certain assets of AR Accessories Group, Inc. through an auction held in the Bankruptcy Court for the Eastern District of Wisconsin.

                                   SIGNATURES

         Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TANDY BRANDS ACCESSORIES, INC.
                                           (Registrant)

                                           /s/ J.S.B. Jenkins
                                           -------------------------------------
Date: September 21, 1998                   J.S.B. JENKINS
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of l934, this has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 Name                          Position                    Date
                 ----                          --------                    ----
   /s/ Dr. James Gaertner                      Director and                September 21, 1998
----------------------------------------       Chairman of the Board
       Dr. James Gaertner

   /s/ J.S.B.Jenkins                           Director                    September 21, 1998
----------------------------------------
       J.S.B. Jenkins

   /s/ Marvin J. Girouard                      Director                    September 21, 1998
----------------------------------------
       Marvin J. Girouard

   /s/ C. A. Rundell, Jr.                      Director                    September 21, 1998
----------------------------------------
       C. A. Rundell, Jr.

   /s/ Robert E. Runice                        Director                    September 21, 1998
----------------------------------------
       Robert E. Runice

   /s/ Gene Stallings                          Director                    September 21, 1998
----------------------------------------
       Gene Stallings

   /s/ Maxine Clark                            Director                    September 21, 1998
----------------------------------------
       Maxine Clark

   /s/ Stanley T. Ninemire                     Senior Vice President and   September 21, 1998
----------------------------------------       Chief Financial Officer
       Stanley T. Ninemire

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
Tandy Brands Accessories, Inc.


We have audited the consolidated financial statements of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated August 7, 1998, incorporated by reference in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in
Item 14(a) of this Annual Report on Form 10-K. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                            /s/ERNST & YOUNG LLP


Fort Worth, Texas
August 7, 1998

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE YEAR ENDED JUNE 30,


                                                       Additions
                          Balance at     --------------------------------------                            Balance at
                          Beginning      Charged to Costs      Charged to Other                              End of
Description               of Period        And Expenses            Accounts          Deductions (1)          Period
-----------               ----------     ----------------      ----------------      --------------        ----------
1998

Allowance for
  Doubtful Accounts
  And Returns              $1,076,000        $ 362,000               $-0-              $ 322,000           $1,116,000

1997

Allowance for
  Doubtful Accounts
  And Returns              $606,000          $ 787,000               $-0-              $ 317,000           $1,076,000

1996

Allowance for
  Doubtful Accounts
  and Returns              $520,000          $ 343,000               $-0-              $ 257,000           $ 606,000



(1) Represents uncollectable accounts written off, net of recoveries.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX


                                                                   Incorporated by Reference
                                                                        (if applicable)
                                                        ------------------------------------------------
Exhibit Number and Description                          Form        Date         File No.        Exhibit
------------------------------                          ----        ----         --------        -------
(3)  Articles of Incorporation
     and by-laws

     3.1     Certificate of Incorporation
             of Tandy Brands                            S-1       11/02/90       33-37588          3.1
             Accessories, Inc.

     3.2     By-laws of Tandy Brands
             Accessories, Inc.                          S-1       11/02/90       33-37588          3.2

(4)  Instruments defining the rights of
     security holders, including
     indentures

     4.1     Certificate of Designations,
             Powers, Preferences, and
             Rights of Series A Junior
             Participating Cumulative
             Preferred Stock of Tandy
             Brands Accessories, Inc.                   S-1       11/02/90       33-37588          4.1

     4.2     Form of Common Stock
             Certificates of Tandy
             Brands Accessories, Inc.                   S-1       11/02/90       33-37588          4.2

     4.3     Form of Preferred Share
             Purchase Rights Certificate
             of Tandy Brands
             Accessories, Inc.                          S-1       11/02/90       33-37588          4.3

     4.4     Rights Agreement dated
             November 7, 1990,
             between Tandy Brands
             Accessories, Inc. and First
             National Bank of Boston                    S-1       11/02/90       33-37588          4.4

(10) Material Contracts

     10.1    Form of Distribution
             Agreement dated
             December 31, 1990,
             between The Bombay
             Company, Inc. and Tandy
             Brands Accessories, Inc.                   S-1       11/02/90       33-37588         10.1

     10.2    Form of Service
             Agreement dated
             December 31, 1990,
             between The Bombay
             Company, Inc. and Tandy
             Brands Accessories, Inc.                   S-1       11/02/90       33-37588         10.2

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX


                                                                   Incorporated by Reference
                                                                        (if applicable)
                                                        ------------------------------------------------
Exhibit Number and Description                          Form        Date         File No.        Exhibit
------------------------------                          ----        ----         --------        -------
     10.3    Form of Tax Sharing
             Agreement dated
             December 31, 1990,
             between The Bombay
             Company, Inc. and Tandy
             Brands Accessories, Inc.                   S-1       11/02/90       33-37588         10.3

     10.4    Form of Purchase
             Agreement dated
             December 31, 1990,
             between The Bombay
             Company, Inc. and Mr.
             J.S.B. Jenkins                             S-1       11/02/90       33-37588         10.4

    10.6     Tandy Brands
             Accessories, Inc. Stock
             Purchase Program                           S-1       11/02/90       33-37588         10.6

    10.7     Tandy Brands
             Accessories, Inc.
             Employees Investment Plan                  S-1       11/02/90       33-37588         10.7

   *10.8     Tandy Brands
             Accessories, Inc. 1991
             Stock Option Plan                          S-1       11/02/90       33-37588         10.8

   *10.9     Form of Stock Option
             Agreement - 1991 Stock
             Option Plan                                S-1       11/02/90       33-37588         10.9

  *10.10     Tandy Brands
             Accessories, Inc. Stock
             Bonus Plan                                 S-1       11/02/90       33-37588         10.10

   10.11     Tandy Brands
             Accessories, Inc. Family
             Security Plan                              S-1       11/02/90       33-37588         10.11

   10.12     Form of Agreement under
             Family Security Plan                       S-1       11/02/90       33-37588         10.12

  *10.13     Tandy Brands
             Accessories, Inc. Key
             Executive Disability Plan                  S-1       11/02/90       33-37588         10.13


*  Management compensatory plan.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

                                                                   Incorporated by Reference
                                                                        (if applicable)
                                                        ------------------------------------------------
Exhibit Number and Description                          Form        Date         File No.        Exhibit
------------------------------                          ----        ----         --------        -------
     *10.14   Tandy Brands Accessories,
              Inc. Benefit Restoration
              Plan and related Trust
              Agreement and
              Amendments No. 1 and 2
              Thereto                                   10-K      09/25/97        0-18927         10.14

      10.15   Form of Indemnification
              Agreement between
              Tandy Brands
              Accessories, Inc. and
              Each of its directors and
              Officers                                  S-1       11/02/90       33-37588         10.15

     10.16    Office Lease Agreement
              dated March 6, 1991,
              between John Hancock
              Mutual Life Insurance
              Co. and Tandy Brands
              Accessories, Inc. relating
              to the corporate offices                  S-1       11/02/90       33-37588         10.16

     10.17    Tandy Brands
              Accessories, Inc. Non-
              Qualified Formula Stock
              Option Plan for Non-
              Employee Directors                        S-8       02/10/94       33-75114         28.1

    *10.18    Tandy Brands
              Accessories, Inc. 1993
              Employee Stock Option
              Plan and form of Stock
              Option Agreement
              Thereunder                                S-8       02/10/94       33-75114         28.2

     10.19    Tandy Brands
              Accessories, Inc. Non-
              Qualified Stock Option
              Plan for Non-Employee
              Directors                                 S-8       02/10/94       33-75114         28.3

     10.20    Tandy Brands
              Accessories, Inc. 1995
              Stock Deferral Plan for
              Non-Employee Directors                    S-8       06/03/96       333-8579         99.1

     10.21    Credit Agreement between
              Tandy Brands Accessories,
              Inc. and Chase Bank of
              Texas, N.A., successor-in-
              interest to Texas Commerce
              Bank, N.A. dated
              June 30, 1994 and
              Amendments No. 1, 2, and 3
              Thereto.                                  10-K      09/25/97        0-18927         10.21


*  Management compensatory plan.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

                                                                   Incorporated by Reference
                                                                        (if applicable)
                                                        ------------------------------------------------
Exhibit Number and Description                          Form        Date         File No.        Exhibit
------------------------------                          ----        ----         --------        -------
     10.22    Credit Agreement between
              Tandy Brands Accessories,
              Inc. and NationsBank, N.A.,
              successor-in-interest to
              Nations Bank of Texas, N.A.
              dated as of May 16, 1997.                 10-K      09/25/97        0-18927         10.22

     10.23    Tandy Brands
              Accessories, Inc. 1997
              Employee Stock Option
              Plan*                                     S-8       12/12/97       333-42211        99.2

     10.24    Amendments No. 4 and 5 to
              the Credit Agreement
              between Tandy Brands
              Accessories, Inc. and Chase
              Bank (Texas Commerce) of
              Texas, N.A. dated as of
              June 10, 1994.                            10-Q      05/13/98        0-18927         10.23

     10.25    Promissory Note between
              Tandy Brands Accessories,
              Inc. and NationsBank, N.A.
              dated as of May 16, 1998
              and Amendment thereto.                    N/A          N/A            N/A            N/A

      10.26   Registration Statement
              dated August 12, 1998
              of  Tandy Brands
              Accessories, Inc. Common
              Stock.                                    S-3       08/12/98       333-61235        99.3

(13)  Annual Report to security
      holders, Form 10-Q or
      quarterly report to security
      holders

      13.1    Annual Report to
              Stockholders of Tandy
              Brands Accessories, Inc.                  N/A          N/A            N/A            N/A

(21)  Subsidiaries of the registrant

      21.1    List of subsidiaries                      N/A          N/A            N/A            N/A

(23)  Consents of experts and counsel

      23.1    Consent of Ernst &
              Young LLP                                 N/A          N/A            N/A            N/A


*  Management compensatory plan.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

                                                                   Incorporated by Reference
                                                                        (if applicable)
                                                        ------------------------------------------------
Exhibit Number and Description                          Form        Date         File No.        Exhibit
------------------------------                          ----        ----         --------        -------
(27) Financial Data Schedule

     27.1   Financial Data Schedule
            for the year ended
            June 30, 1998                               N/A          N/A            N/A            N/A

     27.2   Restated Financial Data
            Schedule for the year
            ended  June 30, 1997                        N/A          N/A            N/A            N/A


*  Management compensatory plan.