Form 10-Q
period 1998-09-30
TANDY BRANDS ACCESSORIES INC
filed 1998-11-10
CIK 869487

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

                              --------------------

For the Period Ended September 30, 1998         Commission File Number 0-18927


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

                           Yes     X       No
                                  ---          ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                Number of shares outstanding at September 30, 1998
Common stock, $1 par value                     5,681,082

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                        Quarter Ended September 30, 1998


                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item                                                                   Page No.
1.       Financial Statements                                           3 - 8

2.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     9 - 11

3.       Qualitative and Quantitative Disclosures About  Market Risk       11

PART II -- OTHER INFORMATION

Item

4.       Submission of Matter to a Vote of Security Holders                11

6.       Exhibits and Reports on Form 8-K                                  12


         SIGNATURES                                                        13


         INDEX TO EXHIBITS                                                 14

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0 - 18927
                                   Form 10 - Q
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                               Three Months
                                                                  Ended
                                                               September 30
                                                       ----------------------------
                                                            1998             1997
                                                       -----------      -----------

Gross sales, less discounts, returns and allowances       $ 44,281      $ 30,865
Cost of goods sold                                          27,801        19,249
                                                          --------      --------
        Gross margin                                        16,480        11,616


Selling, general and administrative expenses                11,113         7,870
Depreciation and amortization                                  747           437
                                                          --------      --------
        Total operating expenses                            11,860         8,307
                                                          --------      --------

Operating income                                             4,620         3,309

Interest expense                                              (745)         (274)
Royalty, interest and other income                              20            97
                                                          --------      --------

Income before provision for income taxes                     3,895         3,132
Provision for income taxes                                   1,511         1,200
                                                          --------      --------
        Net income                                        $  2,384      $  1,932
                                                          ========      ========

Earnings per common share                                 $   0.42      $   0.35
                                                          ========      ========

Earnings per common share - assuming dilution             $   0.41      $   0.35
                                                          ========      ========

Average common shares outstanding                            5,670         5,536
                                                          ========      ========

Average common shares outstanding - assuming dilution        5,768         5,588
                                                          ========      ========

Cash dividends per common share                               None          None


      The accompanying notes are an integral part of these condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0 - 18927
                                   Form 10 - Q
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                September 30,         June 30,
                                                                                    1998                1998
                                                                                -------------      -------------

ASSETS                                                                           (Unaudited)
Current assets:
    Cash and cash equivalents                                                     $      54         $     283
    Accounts receivable, net                                                         31,867            27,565
    Inventories:
        Raw materials and work in process                                             7,635             8,648
        Finished goods                                                               48,177            39,355
    Other current assets                                                              2,598             2,329
                                                                                  ---------         ---------
        Total current assets                                                         90,331            78,180
                                                                                  ---------         ---------

Property and equipment, at cost                                                      16,707            16,110
Accumulated depreciation                                                             (5,739)           (5,355)
                                                                                  ---------         ---------
        Net property and equipment                                                   10,968            10,755
                                                                                  ---------         ---------
Other assets:
    Goodwill, less amortization                                                      10,219            10,489
    Other assets, less amortization                                                   8,498             8,596
                                                                                  ---------         ---------
        Total other assets                                                           18,717            19,085
                                                                                  ---------         ---------
TOTAL ASSETS                                                                      $ 120,016         $ 108,020
                                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $   5,716         $   6,789
    Notes payable                                                                    18,550             7,600
    Accrued expenses                                                                  6,692             7,457
                                                                                  ---------         ---------
        Total current liabilities                                                    30,958            21,846
                                                                                  ---------         ---------

Other liabilities:
    Notes payable                                                                    35,000            35,000
    Other noncurrent liabilities                                                        340               333
                                                                                  ---------         ---------
        Total other liabilities                                                      35,340            35,333
                                                                                  ---------         ---------

Stockholders' equity:
    Preferred stock, $1 par value, 1,000,000 shares authorized,
        none issued                                                                    --                --
    Common stock, $1 par value, 10,000,000 shares authorized,
        5,681,082 shares and 5,616,724 shares issued and outstanding
        as of  September 30, 1998, and June 30, 1998, respectively                    5,681             5,617
    Additional paid-in capital                                                       20,991            20,374
    Retained earnings                                                                27,046            24,850
                                                                                  ---------         ---------
        Total stockholders' equity                                                   53,718            50,841
                                                                                  ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 120,016         $ 108,020
                                                                                  =========         =========



     The accompanying notes are an integral part of these condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0 - 18927
                                   Form 10 - Q
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                    -------------------------
                                                                                       1998           1997
                                                                                    ----------     ---------

   Cash flows from operating activities:
   Net income                                                                       $  2,384         $  1,932
   Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
      Depreciation                                                                       417              269
      Amortization                                                                       365              222
      Other                                                                             (148)               4
   Change in assets and liabilities:
      Accounts receivable                                                             (4,302)          (5,825)
      Inventories                                                                     (7,809)          (2,836)
      Other assets                                                                      (303)             121
      Accounts payable                                                                (1,073)            (451)
      Accrued expenses                                                                  (758)           1,098
                                                                                    --------         --------
   Net cash used for operating activities                                            (11,227)          (5,466)
                                                                                    --------         --------
Cash flows from investing activities:
   Purchases of property and equipment                                                  (633)            (229)
                                                                                    --------         --------
   Net cash used for investing activities                                               (633)            (229)
                                                                                    --------         --------
Cash flows from financing activities:
   Exercise of employee stock options                                                    151              180
   Sale of stock to stock purchase program                                               530              367
   Proceeds from borrowings                                                           22,792           14,300
   Payments under borrowings                                                         (11,842)          (9,050)
                                                                                    --------         --------
   Net cash provided by financing activities                                          11,631            5,797
                                                                                    --------         --------
Net increase (decrease) in cash and cash equivalents                                    (229)             102
Cash and cash equivalents at beginning of period                                         283              554
                                                                                    --------         --------
Cash and cash equivalents at end of period                                          $     54         $    656
                                                                                    ========         ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                                      $    495         $    287
      Income taxes                                                                         1                1
Noncash activities:
   None





     The accompanying notes are an integral part of these condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1 - Accounting Principles.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 1998.

Note 2 - Impact of  New Accounting Standards.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (" SFAS") No. 130, "Reporting Comprehensive Income." This standard was adopted by the Company in the first quarter of fiscal 1999. SFAS No. 130 requires that an enterprise report, by major component and as a single total, the change in its equity during the period from nonowner sources, which for the Company includes foreign currency translation adjustments. The impact of the adoption of this statement was primarily limited to the form and content of the Company's disclosures and does not materially impact the Company's consolidated financial position or statements of operations, stockholders' equity and cash flows.

         The components of comprehensive income, net of related tax, for the three months ended September 30, 1998 and 1997 are as follows:

                                                           Three Months
                                                              Ended
                                                           September 30
                                                     -----------------------
                                                        1998            1997
                                                     -------         -------

Net income                                           $ 2,384         $ 1,932
Foreign currency translation adjustments                (188)              2
                                                     -------         -------

      Comprehensive income                           $ 2,196         $ 1,934
                                                     =======         =======

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes annual and interim reporting requirements for an enterprise's operating segments and related disclosures about its products and services, geographical areas in which it operates and major customers. The statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The effect of the adoption of SFAS No. 131 during fiscal year 1999 will primarily be limited to the form and content of the Company's disclosures in its Annual Report and is not expected to materially impact the Company's consolidated financial position or statements of operations, stockholders' equity and cash flows.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 3 - Credit Arrangements

         On September 16, 1998, the Company amended its $35,000,000 unsecured line of credit with a bank to $40,000,000. Of this amount, $15,000,000 is a committed facility which expires on May 15, 2000. The $20,000,000 uncommitted facility thereunder was increased to $25,000,000. Each facility may be used for borrowings or letters of credit.

         On November 2, 1998, the Company amended its $30,000,000 unsecured line of credit with another bank to $35,000,000. Of this amount, $10,000,000 is an uncommitted facility which expires on April 30, 1999. The $20,000,000 committed facility thereunder was increased to $25,000,000. Each facility may be used for borrowings or letters of credit. The amendment also made the Company's domestic subsidiaries co-guarantors of the Company's indebtedness, eased certain financial covenants and set acquisition purchase price thresholds over which the bank must give its written consent.

Note 4 - Subsequent Events

         On October 1, 1998, the Company withdrew its registration statement with the Securities and Exchange Commission for a public offering of 1,900,000 shares of common stock offered by the Company and a selling stockholder. The Company withdrew the offering due to unsettled market conditions. The Company believes it has adequate alternative sources of financing to meet its needs. The Company intends to use its available debt capacity for seasonal working capital needs and potential future acquisitions.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 5 - Earnings Per Share.

         The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                        Three Months
                                                                           Ended
                                                                        September 30
                                                                    --------------------
                                                                      1998          1997
                                                                    ------        ------

Numerator for basic and diluted earnings per share:
      Net income                                                    $2,384        $1,932
                                                                    ======        ======
Denominator:
           Weighted average shares outstanding                       5,650         5,521
           Contingently issuable shares                                 20            15
                                                                    ------        ------
      Denominator for basic earnings per
           share - weighted average shares                           5,670         5,536

      Effect of dilutive securities:
           Employee stock options                                       85            43
           Director stock options                                       13             9
                                                                    ------        ------
      Dilutive potential common shares                                  98            52

      Denominator for diluted earnings per
           share - adjusted weighted - average
           shares                                                    5,768         5,588
                                                                    ======        ======
Basic earnings per share                                            $ 0.42        $ 0.35
                                                                    ======        ======
Diluted earnings per share                                          $ 0.41        $ 0.35
                                                                    ======        ======


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

On October 1, 1998, the Company withdrew its registration statement with the Securities and Exchange Commission for a public offering of 1,900,000 shares of common stock offered by the Company and a selling stockholder. The Company withdrew the offering due to unsettled market conditions. The Company believes it has adequate alternative sources of financing to meet its needs. The Company intends to use its available debt capacity for seasonal working capital needs and potential future acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES
For the three month period ended September 30, 1998, net sales increased 43.5% to $44,281,000 as compared to net sales of $30,865,000 for the same period last year. The net sales increase for the three-month period ended September 30, 1998 was attributable to $9,525,000 in sales realized from our Amity/Rolfs product introductions and Tiger Accessories, Inc. acquisition as well as $3,891,000 in sales increases from the Company's existing men's and women's businesses.

GROSS MARGINS
Gross margins for the three month period ended September 30, 1998 decreased 0.4% to 37.2% as compared to the same period for the prior year. The slight decrease is the result of the higher mass merchant sales as compared to the same quarter in the prior year.

OPERATING EXPENSES
Selling, general and administrative expenses as a percentage of net sales for the three months ended September 30, 1998 decreased 0.4% as compared to the same period of the prior year. A portion of this decrease resulted from a larger mix of mass merchant product sales, which, on a percentage of sales basis, incur lower variable selling expenses than department store product sales.

Depreciation and amortization expenses increased 70.9% to $747,000 for the three months ended September 30, 1998, compared to $437,000 in the same period of the prior year. Amortization expense increased $163,000 due to goodwill and related intangibles recorded in connection with the Amity/Rolfs tradename purchase and Tiger Accessories, Inc. acquisition during the fourth quarter of fiscal 1998. Depreciation expense increased $147,000 due to capital expenditures initiated at the end of fiscal 1998.

Interest expense for the three-month period ended September 30, 1998 increased $471,000 as compared to the same period for the prior year. The increase is primarily related to higher debt levels as a result of the purchase of certain assets of Amity/Rolfs and the acquisition of Tiger Accessories, Inc.

The effective tax rate for the three months ended September 30, 1998 was 38.8% compared to 38.3% for the same prior year period due to increased state income taxes.

Net income for the three-month period ended September 30, 1998 increased 23.4% to $2,384,000 or $.41 per diluted share, compared to net income of $1,932,000 or $.35 per diluted share, for the same three months last year. The increase in net income was primarily due to the Company's 43.5% increase in net sales.

LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flows from operations and the Company's lines of credit. The Company has two unsecured domestic bank credit lines aggregating $75,000,000, which can be used for seasonal borrowings and letters of credit. The Company's borrowings under its credit lines were $53,550,000 and $21,100,000 as of September 30, 1998 and 1997, respectively.

See Note 3 for a discussion of certain amendments to these credit lines.

For the three months ended September 30, 1998, the Company's operating activities used cash of $11,227,000 compared to $5,466,000 for the same period last year. The increase was attributable to cash used to fund the purchase of inventory during the three months ended September 30, 1998.

Capital expenditures were $633,000 for the three months ended September 30, 1998. The increase of $404,000 over the same prior year period is due primarily to the purchase and installation of distribution center management systems and capital expenditures related to the expansion of the Yoakum, Texas distribution facility.

The Company believes that its sources of liquidity are sufficient to fund its operations.

YEAR 2000 COMPLIANCE

Many existing computer programs utilized globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results by or at the year 2000. This year 2000 issue is believed to affect virtually all companies and organizations, including the Company. The Company has undertaken a program to address its exposure to year 2000 issues. The Company is currently testing its program modifications and believes that its implementation plan will be successful. Although there can be no assurance with respect thereto, the Company does not expect that the year 2000 issues (including the cost of the Company's compliance program as currently estimated ) will have a material adverse effect on the Company's financial position or results of operations.

The Company's year 2000 compliance plan requires the query of its significant suppliers, subcontractors and customers that do not share information systems with the Company ("external third parties"). This process is expected to be completed by the end of fiscal 1999. To date, the Company is unaware of any external third party with a year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external third parties will be year 2000 ready. The inability of external third parties to complete their year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external third parties is not determinable.

SEASONALITY

The Company's quarterly sales and net income results are fairly consistent throughout the fiscal year, with a seasonal increase during the second quarter.

INFLATION

Although the Company's operations are affected by general economic trends, the Company does not believe that inflation has had a material effect on the results of operations.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

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

ITEM 3. Qualitative and Quantitative Disclosures About  Market Risk

         The Company does not believe market risks related to its financial instruments, principally debt, are material.


                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matter to a Vote of Security Holders.

(a)      The annual meeting of stockholders was held on October 20, 1998.

(b)      The matters voted upon were as follows:

         (i) The election of two directors in Class II to serve for three-year terms expiring in 2001, or until their successors are elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee were as follows:

         Mr. C. A. Rundell, Jr.

         For  4,900,410    Against/Withheld  13,322   Abstain -0-      Broker Non-votes -0-

         Mr. Robert E. Runice

         For  4,900,410    Against/Withheld  13,322   Abstain  -0-     Broker Non-votes -0-

         Directors whose terms continued after the annual meeting are as follows:


                                         Mr. J.S.B. Jenkins
                                         Dr. James F. Gaertner
                                         Ms. Maxine K. Clark
                                         Mr. Gene Stallings
                                         Mr. Marvin J. Girouard

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 6.  Exhibits and Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 1998. The exhibits filed as a part of this report are listed below.


             Exhibit No.                            Description

                10.27 Promissory Note between Tandy Brands Accessories, Inc. and NationsBank, N. A. dated September 16, 1998.

                10.28 Amendment No. 6 to the Credit Agreement between Tandy Brands Accessories, Inc. and Chase Bank (Texas Commerce) of Texas, N.A. dated as of June 10, 1994.

                27.1          Financial Data Schedule

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


                                         TANDY BRANDS ACCESSORIES, INC.
                                         (Registrant)




                                         /s/ J.S.B. Jenkins
                                         -------------------------------------
                                         J.S.B. Jenkins
                                         President and Chief Executive Officer





                                         /s/ Stanley T. Ninemire
                                         --------------------------------------
                                         Stanley T. Ninemire
                                         Senior Vice President, Chief Financial
                                         Officer and Treasurer



Date: November 10, 1998

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX

                                                           Incorporated by Reference
                                                                (If applicable)
                                             -------------------------------------------------------
                                             ---------    ------------     -----------
Exhibit Number and Description                 Form          Date           File No.       Exhibit
                                             ---------    ------------     -----------    ----------

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

(10)  Material Contracts

10.27  Promissory Note between
        Tandy Brands Accessories, Inc.
        and NationsBank, N. A. dated
        September 16, 1998.                    N/A            N/A             N/A            N/A

10.28  Amendment No. 6 to
           the Credit Agreement
           between Tandy Brands
           Accessories, Inc. and Chase
           Bank (Texas Commerce) of
           Texas, N.A. dated as of             N/A            N/A             N/A            N/A
           June 10, 1994.

(27)  Financial Data Schedule

27.1  Financial Data Schedule                  N/A            N/A             N/A            N/A
