Form 10-Q
period 1998-12-31
TANDY BRANDS ACCESSORIES INC
filed 1999-02-12
CIK 869487

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

                              --------------------

For the Period Ended December 31, 1998           Commission File Number 0-18927


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

                           Yes  [X]       No  [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Class              Number of shares outstanding at December 31, 1998
Common stock, $1 par value                     5,719,746


==============================================================================

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                         Quarter Ended December 31, 1998


                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item                                                                            Page No.
                                                                                --------
1.       Financial Statements                                                   3 - 8

2.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9 - 11

3.       Qualitative and Quantitative Disclosures About Market Risk                11

PART II -- OTHER INFORMATION

Item

4.       Submission of Matter to a Vote of Security Holders                        12

6.       Exhibits and Reports on Form 8-K                                          12


         SIGNATURES                                                                13


         INDEX TO EXHIBITS                                                         14

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0 -18927
                                   Form 10 - Q
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three Months                Six Months
                                                                       Ended                      Ended
                                                                    December 31                 December 31
                                                             ----------------------      -----------------------
                                                                1998          1997          1998          1997
                                                             --------      --------      --------      --------
Gross sales, less discounts, returns and allowances          $ 54,122      $ 36,823      $ 98,403      $ 67,688
Cost of goods sold                                             34,053        23,292        61,854        42,541
                                                             --------      --------      --------      --------
         Gross margin                                          20,069        13,531        36,549        25,147


Selling, general and administrative expenses                   12,401         8,322        23,514        16,192
Depreciation and amortization                                     807           443         1,554           880
                                                             --------      --------      --------      --------
         Total operating expenses                              13,208         8,765        25,068        17,072
                                                             --------      --------      --------      --------

Operating income                                                6,861         4,766        11,481         8,075

Interest expense                                                 (843)         (352)       (1,588)         (626)
Royalty, interest and other income                                 24            17            44           114
                                                             --------      --------      --------      --------

Income before provision for income taxes                        6,042         4,431         9,937         7,563
Provision for income taxes                                      2,364         1,700         3,875         2,900
                                                             --------      --------      --------      --------
         Net income                                          $  3,678      $  2,731      $  6,062      $  4,663
                                                             ========      ========      ========      ========
Earnings per common share                                    $   0.64      $   0.49      $   1.07      $   0.84
                                                             ========      ========      ========      ========
Earnings per common share - assuming dilution                $   0.63      $   0.48      $   1.05      $   0.82
                                                             ========      ========      ========      ========
Common shares outstanding                                       5,714         5,552         5,692         5,537
                                                             ========      ========      ========      ========
Common shares outstanding - assuming dilution                   5,795         5,732         5,782         5,684
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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0-18927
                                   Form 10-Q
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                 December 31,         June 30,
                                                                                     1998               1998
                                                                                 ------------       ------------
ASSETS                                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                                                    $     713         $     283
     Accounts receivable, net                                                        36,875            27,565
     Inventories:
         Raw materials and work in process                                            6,953             8,648
         Finished goods                                                              47,079            39,355
     Other current assets                                                             2,652             2,329
                                                                                  ---------         ---------
         Total current assets                                                        94,272            78,180
                                                                                  ---------         ---------
Property and equipment, at cost                                                      17,322            16,110
Accumulated depreciation                                                             (6,127)           (5,355)
                                                                                  ---------         ---------
         Net property and equipment                                                  11,195            10,755
                                                                                  ---------         ---------

Other assets:
     Goodwill, less amortization                                                     10,517            10,489
     Other assets, less amortization                                                  8,521             8,596
                                                                                  ---------         ---------
         Total other assets                                                          19,038            19,085
                                                                                  ---------         ---------
TOTAL ASSETS                                                                      $ 124,505         $ 108,020
                                                                                  =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                                $   3,650         $   7,600
     Accounts payable                                                                 5,663             6,789
     Accrued expenses                                                                 7,182             7,457
                                                                                  ---------         ---------
         Total current liabilities                                                   16,495            21,846
                                                                                  ---------         ---------

Other liabilities:
     Notes payable                                                                   50,000            35,000
     Other noncurrent liabilities                                                       272               333
                                                                                  ---------         ---------
         Total other liabilities                                                     50,272            35,333
                                                                                  ---------         ---------

Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000 shares authorized,
         none issued                                                                   --                --
     Common stock, $1 par value, 10,000,000 shares authorized,
         5,719,746 shares and 5,616,724 shares issued and outstanding
         as of  December 31, 1998, and June 30, 1998, respectively                    5,720             5,617
     Additional paid-in capital                                                      21,313            20,374
     Retained earnings                                                               30,705            24,850
                                                                                  ---------         ---------
         Total stockholders' equity                                                  57,738            50,841
                                                                                  ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 124,505         $ 108,020
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

                                                                                            Six Months Ended
                                                                                              December 31,
                                                                                     ---------------------------
                                                                                         1998           1997
                                                                                     -----------      ----------
   Cash flows from operating activities:
    Net income                                                                       $  6,062         $  4,663
    Adjustments to reconcile net income to net cash provided by (used for)
    operating activities:
       Depreciation                                                                       857              540
       Amortization                                                                       765              411
       Other                                                                             (112)            (134)
    Change in assets and liabilities:
       Accounts receivable                                                             (9,310)          (6,952)
       Inventories                                                                     (6,029)          (4,219)
       Other assets                                                                      (374)              27
       Accounts payable                                                                (1,126)             636
       Accrued expenses                                                                  (336)             563
                                                                                     --------         --------
    Net cash used for operating activities                                             (9,603)          (4,465)
                                                                                     --------         --------

Cash flows from investing activities:
    Purchases of property and equipment                                                (2,059)            (726)
                                                                                     --------         --------
    Net cash used for investing activities                                             (2,059)            (726)
                                                                                     --------         --------

Cash flows from financing activities:
    Exercise of employee stock options                                                    171              204
    Sale of stock to stock purchase program                                               871              595
    Proceeds from borrowings                                                           40,942           29,000
    Payments under borrowings                                                         (29,892)         (24,214)
                                                                                     --------         --------
    Net cash provided by financing activities                                          12,092            5,585
                                                                                     --------         --------
Net increase in cash and cash equivalents                                                 430              394
Cash and cash equivalents at beginning of period                                          283              554
                                                                                     --------         --------
Cash and cash equivalents at end of period                                           $    713         $    948
                                                                                     ========         ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                      $  1,139         $    537
       Income taxes                                                                     2,113            3,024
Noncash activities:
       None.





         The accompanying notes are an integral part of these condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1 - Accounting Principles.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 1998.

Note 2 - Impact of  New Accounting Standards.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (" SFAS") No. 130, "Reporting Comprehensive Income." This standard was adopted by the Company in the first quarter of fiscal 1999. SFAS No. 130 requires that an enterprise report, by major component and as a single total, the change in its equity during the period from nonowner sources, which for the Company includes foreign currency translation adjustments. The impact of the adoption of this statement was primarily limited to the form and content of the Company's disclosures and does not materially impact the Company's consolidated financial position or statements of income, stockholders' equity and cash flows.

         The components of comprehensive income, net of related tax, for the three and six months ended December 31, 1998 and 1997 are as follows:

                                                              Three Months                      Six Months
                                                                 Ended                            Ended
                                                              December 31                      December 31
                                                          -----------------------         -----------------------
                                                            1998            1997            1998            1997
                                                          -------         -------         -------         -------

Net income                                                $ 3,678         $ 2,731         $ 6,062         $ 4,663
Foreign currency translation adjustments                      (19)           (187)           (207)           (185)
                                                          -------         -------         -------         -------

      Comprehensive income                                $ 3,659         $ 2,544         $ 5,855         $ 4,478
                                                          =======         =======         =======         =======



         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes annual and interim reporting requirements for an enterprise's operating segments and related disclosures about its products and services, geographical areas in which it operates and major customers. The statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The effect of the adoption of SFAS No. 131 during fiscal year 1999 will primarily be limited to the form and content of the Company's disclosures in its Annual Report and is not expected to materially impact the Company's consolidated financial position or statements of income, stockholders' equity and cash flows.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)


         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Note 3 - Credit Arrangements

         On November 2, 1998, the Company amended its $30,000,000 unsecured line of credit with another bank to $35,000,000. Of this amount, $10,000,000 is an uncommitted facility which expires on April 30, 1999. The $20,000,000 committed facility thereunder was increased to $25,000,000 which expires on April 30, 2000. Each facility may be used for borrowings or letters of credit. The amendment also made the Company's domestic subsidiaries co-guarantors of the Company's indebtedness, eased certain financial covenants and set acquisition purchase price thresholds over which the bank must give its written consent.

         On November 17, 1998, the Company entered into a $40,000,000 unsecured line of credit with another bank. Of this amount, $15,000,000 is an uncommitted facility which expires on May 14, 2000. The $25,000,000 committed facility is a $15,000,000 term note and a $10,000,000 committed revolving credit facility. The $15,000,000 term note which expires on November 17, 2003 bears interest at LIBOR plus 1%. The $10,000,000 committed revolving credit facility which expires on May 14, 2000 bears interest at various rates with short-term durations. Principal payments on the term note and committed revolving credit facility are due on the expiration date. Each facility may be used for borrowings or letters of credit.

         On November 17, 1998, the Company entered into a five-year interest rate swap agreement converting $15,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90 day LIBOR rate. At December 31, 1998, the receive and pay rates related to the interest rate swap were 6.40% and 6.52%, respectively.



Note 4 - Public Offering of Common Stock

         On October 1, 1998, the Company withdrew its registration statement with the Securities and Exchange Commission for a public offering of 1,900,000 shares of common stock offered by the Company and a selling stockholder. The Company withdrew the offering due to unsettled market conditions. The Company believes it has adequate alternative sources of financing to meet its needs. The Company intends to use its available debt capacity for seasonal working capital needs and potential future acquisitions. The results of operations for the three and six month periods ended December 31, 1998 include the write-off of approximately $188,000 in costs associated with the withdrawal of the public offering of the company's common stock.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 5 - Earnings Per Share.

         The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                    Three Months                Six Months
                                                                       Ended                      Ended
                                                                    December 31                December 31
                                                               --------------------        --------------------
                                                                1998          1997          1998          1997
                                                               ------        ------        ------        ------
Numerator for basic and diluted earnings per
      share:

      Net income                                               $3,678        $2,731        $6,062        $4,663
                                                               ======        ======        ======        ======

Denominator:
           Weighted average shares outstanding                  5,700         5,552         5,675         5,537
           Contingently issuable shares                            14          --              17          --
                                                               ------        ------        ------        ------
      Denominator for basic earnings per
           share - weighted average shares                      5,714         5,552         5,692         5,537

      Effect of dilutive securities:
           Employee stock options                                  69           152            77           124
           Director stock options                                  12            28            13            23
                                                               ------        ------        ------        ------
      Dilutive potential common shares                             81           180            90           147

      Denominator for diluted earnings per
           share - adjusted weighted - average
           shares                                               5,795         5,732         5,782         5,684
                                                               ======        ======        ======        ======

Basic earnings per share                                       $ 0.64        $ 0.49        $ 1.07        $ 0.84
                                                               ======        ======        ======        ======

Diluted earnings per share                                     $ 0.63        $ 0.48        $ 1.05        $ 0.82
                                                               ======        ======        ======        ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

GENERAL

Tandy Brands Accessories, Inc. ("the Company") is a leading designer, manufacturer and marketer of branded men's, women's and children's accessories, including belts and small leather goods such as wallets. The Company's product lines also include handbags, socks, scarves, hats, hair accessories, suspenders and neckwear. Tandy Brands' merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including Jones New York(R), Greg Norman Collection(R), Rolfs(R), Haggar(R), Bugle Boy(R), Canterbury(R), Prince Gardner(R), Princess Gardner(R), Amity(R), Accessory Design Group(R) and Tiger(R), as well as private brands for major retail customers. The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men's and women's specialty stores, golf pro shops and catalogs.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997

NET SALES
For the three month period ended December 31, 1998, net sales increased 47.0% to $54,122,000 as compared to net sales of $36,823,000 for the same period last year. For the six month period ended December 31, 1998, net sales increased 45.4% to $98,403,000 as compared to net sales of $67,688,000 for the same period last year. The sales realized from our Amity/Rolfs products and Tiger Accessories, Inc. acquisition contributed $16,374,000 and $25,899,000 to the overall net sales increase for the three and six-month periods ended December 31, 1998, respectively. The remaining portion of the sales increase for the three and six-month periods ended December 31, 1998 was realized from the Company's existing men's and women's businesses.

GROSS MARGINS
Gross margins for the three month period ended December 31, 1998 increased 0.4% to 37.1% as compared to the same period for the prior year. The slight increase is the result of the higher department and specialty store sales as compared to the same quarter in the prior year. Gross margins for the six-month period ended December 31, 1998 approximated the prior year.

OPERATING EXPENSES
Selling, general and administrative expenses as a percentage of net sales for the three months ended December 31, 1998 increased 0.3% as compared to the same period of the prior year. The three and six month periods ended include the write-off of approximately $188,000 in costs associated with the withdrawal of the public offering of the company's common stock.

Depreciation and amortization expenses increased 82.2% and 76.6% to $807,000 and $1,554,000 for the three and six months ended December 31, 1998, respectively, as compared to the same periods of the prior year. Amortization expense increased due to goodwill and related intangibles recorded in connection with the Amity/Rolfs tradename purchase and Tiger Accessories, Inc. acquisition during the fourth quarter of fiscal 1998. Depreciation expense increased due to capital expenditures initiated at the end of fiscal 1998.

Interest expense for the three and six-month periods ended December 31, 1998 increased $491,000 and $962,000, respectively, as compared to the same period for the prior year. The increase is primarily related to higher debt levels as a result of the purchase of certain assets of Amity/Rolfs and the acquisition of Tiger Accessories, Inc.

The effective tax rate for the three and six months ended December 31, 1998 was approximately 39% compared to approximately 38% for the same prior year periods due to increased state income taxes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Net income for the three-month period ended December 31, 1998 increased 34.7% to $3,678,000 or $.63 per diluted share, compared to net income of $2,731,000 or $.48 per diluted share, for the same three months last year. Net income for the six-month period ended December 31, 1998 increased 30.0% to $6,062,000 or $1.05 per diluted share, compared to net income of $4,663,000 or $.82 per diluted share, for the same period last year. The increase in net income was primarily due to the Company's increase in net sales.

LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flows from operations and the Company's lines of credit. The Company has two unsecured domestic bank credit lines aggregating $75,000,000, which can be used for seasonal borrowings and letters of credit. The Company's borrowings under its credit lines were $53,650,000 and $20,636,000 as of December 31, 1998 and 1997,
respectively.

See Note 3 for a discussion of certain amendments to these credit lines.

For the six months ended December 31, 1998, the Company's operating activities used cash of $9,603,000 compared to $4,465,000 for the same period last year. The increase was attributable to cash used to fund the purchase of inventory and increases in accounts receivable due to higher sales during the six months ended December 31, 1998.

Capital expenditures were $2,059,000 for the six months ended December 31, 1998. The increase of $1,333,000 over the same prior year period is due primarily to the purchase and installation of distribution center management systems and capital expenditures related to the expansion of the Yoakum, Texas distribution facility.

The Company believes that its sources of liquidity are sufficient to fund its operations.

YEAR 2000 COMPLIANCE

Many existing computer programs utilize only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results by or at the year 2000. This year 2000 issue is believed to affect virtually all companies and organizations, including the Company. The Company has undertaken a program to address its exposure to year 2000 issues. The Company is currently testing its program modifications and believes that its implementation plan will be successful. Although there can be no assurance with respect thereto, the Company does not expect that the year 2000 issues (including the cost of the Company's compliance program as currently estimated) will have a material adverse effect on the Company's financial position or results of operations.

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

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

ITEM 3. Qualitative and Quantitative Disclosures About  Market Risk

         The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into a interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. At December 31, 1998 the Company had borrowings under its credit lines of $53,650,000 bearing a weighted-average interest rate of 5.94%. The Company entered into a five-year interest rate swap agreement converting $15,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90 day LIBOR rate. At December 31, 1998, the receive and pay rates related to the interest rate swap were 6.40% and 6.52%, respectively. The potential impact of market conditions on the fair value of the Company's indebtedness is not expected to be material.

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

         Mr. C. A. Rundell, Jr.
         ----------------------

         For  4,900,410    Against/Withheld  13,322   Abstain -0-      Broker Non-votes -0-

         Mr. Robert E. Runice
         --------------------

         For  4,900,410    Against/Withheld  13,322   Abstain  -0-     Broker Non-votes -0-

         Directors whose terms continued after the annual meeting are as follows:

                              Mr. J.S.B. Jenkins
                            Dr. James F. Gaertner
                             Ms. Maxine K. Clark
                              Mr. Gene Stallings
                            Mr. Marvin J. Girouard

ITEM 6.  Exhibits and Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1998. The exhibits filed as a part of this report are listed below.

        Exhibit No.                    Description

          10.29           Revolving Credit and Term Loan Agreement between Tandy
                          Brands Accessories, Inc. and NationsBank, N. A. dated as of November 17, 1998.

          10.30           ISDA Master Agreement between Tandy Brands
                          Accessories, Inc. and NationsBank, N. A. dated as of
                          November 17, 1998.

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


                                        TANDY BRANDS ACCESSORIES, INC.
                                        (Registrant)




                                        /s/ J.S.B. Jenkins
                                        --------------------------------------
                                        J.S.B. Jenkins
                                        President and Chief Executive Officer





                                        /s/ Stanley T. Ninemire
                                        --------------------------------------
                                        Stanley T. Ninemire
                                        Senior Vice President, Chief Financial
                                        Officer and Treasurer



Date: February 12, 1998

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

                                                           Incorporated by Reference
                                                                (If applicable)
                                             -------------------------------------------------------
Exhibit Number and Description                 Form          Date           File No.       Exhibit
------------------------------               ---------    ------------     -----------    ----------
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

(10)  Material Contracts

10.29  Revolving Credit and Term
       Agreement between Tandy
       Brands Accessories, Inc. and            N/A            N/A             N/A            N/A
       NationsBank, N.A., dated as of
       November 17, 1998.

10.30  ISDA Master Agreement
       between Tandy Brands
       Accessories, Inc. and
       NationsBank, N.A. ,
       dated as of
       November 17, 1998.                      N/A            N/A             N/A            N/A

(27)  Financial Data Schedule

27.1  Financial Data Schedule                  N/A            N/A             N/A            N/A