Form 10-Q
period 1999-03-31
TANDY BRANDS ACCESSORIES INC
filed 1999-05-14
CIK 869487

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

                              --------------------

For the Period Ended March 31, 1999               Commission File Number 0-18927


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

                                Yes  X     No
                                    ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class                   Number of shares outstanding at March 31, 1999
Common stock, $1 par value                          5,738,982

================================================================================

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                          Quarter Ended March 31, 1999


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

3        Qualitative and Quantitative Disclosures About  Market Risk        11

PART II -- OTHER INFORMATION

Item
----

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


                                                                      Three Months                        Nine Months
                                                                         Ended                               Ended
                                                                        March 31                            March 31
                                                               ---------------------------        -----------------------------
                                                                  1999             1998               1999             1998
                                                               ----------      -----------        ------------     ------------
Gross sales, less discounts, returns and allowances            $  38,247       $   32,970         $   136,650      $   100,658
Cost of goods sold                                                24,162           20,947              86,016           63,488
                                                               ----------      -----------        ------------     ------------
        Gross margin                                              14,085           12,023              50,634           37,170


Selling, general and administrative expenses                       9,882            8,936              33,396           25,128
Depreciation and amortization                                        760              463               2,314            1,343
                                                               ----------      -----------        ------------     ------------
        Total operating expenses                                  10,642            9,399              35,710           26,471
                                                               ----------      -----------        ------------     ------------
Operating income                                                   3,443            2,624              14,924           10,699
Interest expense                                                    (716)            (363)             (2,304)            (989)
Royalty, interest and other income                                    73               14                 117              128
                                                               ----------      -----------        ------------     ------------
Income before provision for income taxes                           2,800            2,275              12,737            9,838
Provision for income taxes                                         1,085              891               4,960            3,791
                                                               ----------      -----------        ------------     ------------
        Net income                                             $   1,715       $    1,384         $     7,777      $    $6,047
                                                               ==========      ===========        ============     ============
Earnings per common share                                      $    0.30       $     0.25         $      1.36      $    $ 1.09
                                                               ==========      ===========        ============     ============
Earnings per common share - assuming dilution                  $    0.29       $     0.24         $      1.34      $    $ 1.07
                                                               ==========      ===========        ============     ============
Common shares outstanding                                          5,746            5,587               5,710            5,564
                                                               ==========      ===========        ============     ============
Common shares outstanding - assuming dilution                      5,835            5,716               5,799            5,662
                                                               ==========      ===========        ============     ============
Cash dividends per common share                                   None             None               None             None

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0 -18927
                                   Form 10 - Q
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                             March 31,            June 30,
                                                                               1999                 1998
                                                                           -------------        -------------
ASSETS                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                             $        418         $        283
     Accounts receivable, net                                                    31,651               27,565
     Inventories:
        Raw materials and work in process                                         7,306                8,648
        Finished goods                                                           43,556               39,355
     Other current assets                                                         2,415                2,329
                                                                           -------------        -------------
        Total current assets                                                     85,346               78,180
                                                                           -------------        -------------
Property and equipment, at cost                                                  17,169               16,110
Accumulated depreciation                                                         (6,477)              (5,355)
                                                                           -------------        -------------
        Net property and equipment                                               10,692               10,755
                                                                           -------------        -------------
Other assets:
     Goodwill, less amortization                                                 10,528               10,489
     Other assets, less amortization                                              8,662                8,596
                                                                           -------------        -------------
        Total other assets                                                       19,190               19,085
                                                                           -------------        -------------
TOTAL ASSETS                                                               $    115,228         $    108,020
                                                                           =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                         $         --         $      7,600
     Accounts payable                                                             3,149                6,789
     Accrued expenses                                                             5,307                7,457
                                                                           -------------        -------------
        Total current liabilities                                                 8,456               21,846
                                                                           -------------        -------------
Other liabilities:
     Notes payable                                                               46,700               35,000
     Other noncurrent liabilities                                                   283                  333
                                                                           -------------        -------------
        Total other liabilities                                                  46,983               35,333
                                                                           -------------        -------------
Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000 shares authorized,
        none issued                                                                  --                   --
     Common stock, $1 par value, 10,000,000 shares authorized,
        5,738,982 shares and 5,616,724 shares issued and outstanding
        as of March 31, 1999, and June 30, 1998, respectively                     5,739                5,617
     Additional paid-in capital                                                  21,577               20,374
     Retained earnings                                                           32,473               24,850
                                                                           -------------        -------------
        Total stockholders' equity                                               59,789               50,841
                                                                           -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    115,228         $    108,020
                                                                           =============        =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0 -18927
                                   Form 10 - Q
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                                              March 31,
                                                                                      -------------------------
                                                                                          1999          1998
                                                                                      ------------  -----------
   Cash flows from operating activities:
      Net income                                                                      $     7,777   $    6,047
      Adjustments to reconcile net income to net cash provided by (used for)
      operating activities:
         Depreciation                                                                       1,276          828
         Amortization                                                                       1,146          620
         Other                                                                                (82)         (10)
      Change in assets and liabilities:
         Accounts receivable                                                               (4,188)      (8,062)
         Inventories                                                                       (2,859)      (1,540)
         Other assets                                                                         (90)         (86)
         Accounts payable                                                                  (3,640)      (1,672)
         Accrued expenses                                                                  (2,217)         920
                                                                                      ------------  -----------
      Net cash used for operating activities                                               (2,877)      (2,955)
                                                                                      ------------  -----------
   Cash flows from investing activities:
      Purchases of property and equipment                                                  (2,413)      (1,484)
                                                                                      ------------  -----------
      Net cash used for investing activities                                               (2,413)      (1,484)
                                                                                      ------------  -----------
   Cash flows from financing activities:
      Exercise of employee stock options                                                      222          222
      Sale of stock to stock purchase program                                               1,103          819
      Proceeds from borrowings                                                             52,392       40,750
      Payments under borrowings                                                           (48,292)     (36,900)
                                                                                      ------------  -----------
      Net cash provided by financing activities                                             5,425        4,891
                                                                                      ------------  -----------
   Net increase (decrease) in cash and cash equivalents                                       135          452
   Cash and cash equivalents at beginning of period                                           283          554
                                                                                      ------------  -----------
   Cash and cash equivalents at end of period                                         $       418   $    1,006
                                                                                      ============  ===========

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                     $     2,200   $      822
         Income taxes                                                                       3,344        4,094


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Accounting Principles.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 1998.

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

         The components of comprehensive income, net of related tax, for the three and nine months ended March 31, 1999 and 1998 are as follows:


                                                          Three Months                      Nine Months
                                                              Ended                            Ended
                                                            March 31                         March 31
                                                    --------------------------       --------------------------
                                                       1999           1998              1999           1998
                                                    -----------    -----------       -----------    -----------
Net income                                             $ 1,715        $ 1,384           $ 7,777        $ 6,047
Foreign currency translation adjustments                    53             46              (154)          (139)
                                                    -----------    -----------       -----------    -----------
      Comprehensive income                             $ 1,768        $ 1,430           $ 7,623        $ 5,908
                                                    ===========    ===========       ===========    ===========


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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Note 3 - Credit Arrangements

         On April 30, 1999, the Company entered into a $40,000,000 unsecured line of credit with another bank. Of this amount, $15,000,000, which expires on May 14, 2001, is an uncommitted facility and bears interest at various rates with short-term durations. The remaining $25,000,000, which expires May 14, 2001, is a committed facility which requires the maintenance of certain financial covenants and the payment of a commitment fee of 1/4% on the unused balance. The committed facility bears interest at negotiated rates. Each facility may be used for borrowings or letters of credit. In conjunction with the execution of this $40,000,000 unsecured line of credit, the outstanding balance of the $35,000,000 unsecured line of credit with another bank was paid and the agreement terminated. The total unsecured domestic bank credit line capacity after the new line totaled $80,000,000.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 4 - Earnings Per Share.

         The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                               Three Months                       Nine Months
                                                                  Ended                              Ended
                                                                 March 31                           March 31
                                                       ----------------------------       ----------------------------
                                                           1999            1998               1999            1998
                                                       ------------    ------------       ------------    ------------
Numerator for basic and diluted earnings per share:
      Net income                                           $ 1,715         $ 1,384            $ 7,777         $ 6,047
                                                       ============    ============       ============    ============
Denominator:
           Weighted average shares outstanding               5,730           5,569              5,693           5,548
           Contingently issuable shares                         16              18                 17              16
                                                       ------------    ------------       ------------    ------------
      Denominator for basic earnings per
           share - weighted average shares                   5,746           5,587              5,710           5,564

      Effect of dilutive securities:
           Employee stock options                               75             114                 76              86
           Director stock options                               14              15                 13              12
                                                       ------------    ------------       ------------    ------------
      Dilutive potential common shares                          89             129                 89              98

      Denominator for diluted earnings per
           share - adjusted weighted - average
           shares                                            5,835           5,716              5,799           5,662
                                                       ============    ============       ============    ============
Basic earnings per share                                    $ 0.30          $ 0.25             $ 1.36          $ 1.09
                                                       ============    ============       ============    ============
Diluted earnings per share                                  $ 0.29          $ 0.24             $ 1.34          $ 1.07
                                                       ============    ============       ============    ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

GENERAL

Tandy Brands Accessories, Inc. ("the Company") is a leading designer, manufacturer and marketer of men's, women's and children's accessories, including belts and small leather goods such as wallets. The Company's product lines also include handbags, socks, scarves, hats, hair accessories, suspenders and neckwear. Tandy Brands' merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including Jones New York(R), Rolfs(R), Haggar(R), Bugle Boy(R), Canterbury(R), Prince Gardner(R), Princess Gardner(R), Amity(R), Accessory Design Group(R) and Tiger(R), as well as private brands for major retail customers. The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men's and women's specialty stores, golf pro shops and catalogs.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 1998

NET SALES
For the three month period ended March 31, 1999, net sales increased 16.0% to $38,247,000 as compared to net sales of $32,970,000 for the same period last year. For the nine month period ended March 31, 1999, net sales increased 35.8% to $136,650,000 as compared to net sales of $100,658,000 for the same period last year. The sales realized from our Amity/Rolfs products and Tiger Accessories, Inc. acquisition contributed $8,498,000 and $34,397,000 to the overall net sales increase for the three and nine-month periods ended March 31, 1999, respectively. For the three-month period ended March 31, 1999, net sales from the core women's product categories had decreased as compared to the same period last year due to lower current year replenishment order initiatives from certain mass merchants. Additionally, during the same three-month period in the prior year, the Company experienced unusually large initial order shipments of women's accessories to certain mass merchants. The Company anticipates that this third quarter decrease in new product offering shipments will be substantially offset by the launch of a new wallet and handbag program at the mass merchant level scheduled for the fourth quarter of fiscal 1999.

GROSS MARGINS
Gross margins for the three and nine months ended March 31, 1999 increased 0.3% and 0.2%, respectively as compared to the same periods for the prior year. The slight increases are the result of the higher department and specialty store sales as compared to the same periods in the prior year. Additionally, the same period in the prior year experienced higher initial order shipments of women's accessories to certain mass merchants which were at lower gross margins than the Company's historical gross margins.

OPERATING EXPENSES
Selling, general and administrative expenses as a percentage of net sales for the three and nine months ended March 31, 1999 decreased 1.3% and 0.6%, respectively as compared to the same periods of the prior year. The decrease was attributable to higher than anticipated compensation expense related to the Company's management bonus program during fiscal 1998.

Depreciation and amortization expenses increased 64.1% and 72.3% to $760,000 and $2,314,000 for the three and nine months ended March 31, 1999, respectively, as compared to the same periods of the prior year. Amortization expense increased due to goodwill and related intangibles recorded in connection with the Tiger Accessories, Inc. acquisition and Amity/Rolfs tradename purchase during the fourth quarter of fiscal 1998. Depreciation expense increased due to capital expenditures initiated at the end of fiscal 1998.

Interest expense for the three and nine months ended March 31, 1999 increased $353,000 and $1,315,000, respectively, as compared to the same period for the prior year. The increase is primarily related to higher debt levels as a result of the purchase of certain assets of Amity/Rolfs and the acquisition of Tiger Accessories, Inc. during the fourth quarter of fiscal 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

The effective tax rate for the nine months ended March 31, 1999 was approximately 38.9% compared to approximately 38.5% for the same prior year periods due to increased state income taxes.

Net income for the three-month period ended March 31, 1999 increased 23.9% to $1,715,000 or $.29 per diluted share, compared to net income of $1,384,000 or $.24 per diluted share, for the same three months last year. Net income for the nine-month period ended March 31, 1999 increased 28.6% to $7,777,000 or $1.34 per diluted share, compared to net income of $6,047,000 or $1.07 per diluted share, for the same period last year. The increase in net income was primarily due to the Company's increase in net sales.

LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flows from operations and the Company's lines of credit. The Company has two unsecured domestic bank credit lines aggregating $80,000,000, which can be used for seasonal borrowings and letters of credit. The Company's borrowings under its credit lines were $46,700,000 and $19,700,000 as of March 31, 1999 and 1998,
respectively.

See Note 3 for a discussion of certain amendments to these credit lines.

For the nine months ended March 31, 1999, the Company's operating activities used cash of $2,877,000 compared to $2,955,000 for the same period last year. The decrease was attributable to cash receipts collected from the increase in second quarter of fiscal 1999 sales which were used to fund the purchase of inventory during the three months ended March 31, 1999.

Capital expenditures were $2,413,000 for the nine months ended March 31, 1999. The increase of $929,000 over the same prior year period is due primarily to the purchase and installation of distribution center management systems and capital expenditures related to the expansion of the Yoakum, Texas distribution facility.

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


ITEM 3. Qualitative and Quantitative Disclosures About  Market Risk

         The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into a interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. At March 31, 1999 the Company had borrowings under its credit lines of $46,700,000 bearing a weighted- average interest rate of 5.96%. The Company entered into a five-year interest rate swap agreement converting $15,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90 day LIBOR rate. At March 31, 1999, the receive and pay rates related to the interest rate swap were 6% and 6.52%, respectively. The potential impact of market conditions on the fair value of the Company's indebtedness is not expected to be material.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 1999. The exhibits filed as a part of this report are listed below.


      Exhibit No.                     Description

        10.31 Revolving Credit and Uncommitted Line of Credit Agreement between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A. dated as of April 30, 1999.

        10.32 Tandy Brands Accessories, Inc. Employees Investment Plan as Amended and Restated Effective April 1, 1999.

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


                                TANDY BRANDS ACCESSORIES, INC.
                                (Registrant)




                                /s/ J.S.B. JENKINS
                                ------------------------------------------------
                                J.S.B. Jenkins
                                President and Chief Executive Officer





                                /s/ STANLEY T. NINEMIRE
                                ------------------------------------------------
                                Stanley T. Ninemire
                                Senior Vice President, Chief Financial Officer and Treasurer



Date: May 14, 1999

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX


                                                            Incorporated by Reference
                                                                 (If applicable)
                                              -------------------------------------------------------
Exhibit Number and Description                  Form           Date          File No.       Exhibit
                                              ---------    -------------    -----------    ----------
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

(10)     Material Contracts

10.31    Revolving Credit and
         Uncommitted Line of Credit
         Agreement between Tandy
         Brands Accessories, Inc. and
         Wells Fargo HSBC Trade
         Bank, N.A., dated as of
         April 30, 1999.                        N/A            N/A             N/A            N/A

10.32  Tandy Brands Accessories, Inc.
       Employees Investment Plan as
       Amended and Restated
       Effective April 1, 1999.                 N/A            N/A             N/A            N/A

(27)  Financial Data Schedule

27.1  Financial Data Schedule                   N/A            N/A             N/A            N/A