Form 10-K405
period 1999-06-30
TANDY BRANDS ACCESSORIES INC
filed 1999-09-24
CIK 869487

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                         COMMISSION FILE NUMBER 0-18927

                         TANDY BRANDS ACCESSORIES, INC.
             (Exact name of Registrant as Specified in its Charter)

            A DELAWARE CORPORATION                               75-2349915
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

                         690 E. LAMAR BLVD., SUITE 200
                            ARLINGTON, TEXAS, 76011
                    (Address of Principal Executive Offices)

      (Registrant's Telephone Number, Including Area Code) (817) 548-0090

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS

                      Common Stock, Par Value $1 per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock as reported on September 16, 1999, through the National Market System of the National Association of Securities Dealers Automated Quotation System) was approximately $60,538,000.

     There were 5,785,560 shares of common stock, $1.00 par value per share, outstanding at September 16, 1999.
                      DOCUMENTS INCORPORATED BY REFERENCE:

(a) Annual Report to Stockholders for Fiscal Year Ended June 30, 1999 (incorporated by reference in Parts II and IV).

(b) Definitive Proxy Statement for the Annual Meeting to be held October 19, 1999 (incorporated by reference in Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Tandy Brands Accessories, Inc. ("the Company") is a leading designer, manufacturer and marketer of branded men's, women's and children's accessories, including belts and small leather goods such as wallets. The Company's product line also includes handbags, socks, scarves, hats, hair accessories, suspenders and neckwear. Tandy Brands' merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including Jones New York(R), Florsheim(R), Rolfs(R), Haggar(R), Bugle Boy(R), Canterbury(R), Prince Gardner(R), Princess Gardner(R), Amity(R), Don Loper(R), Accessory Design Group(R) and Tiger(R), as well as private brands for major retail customers. Proprietary brands, licensed brands and private brands accounted for approximately 42.8%, 11.3% and 45.9%, respectively, of net sales during fiscal 1999. The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men's and women's specialty stores, golf pro shops and catalogs.

     On July 16, 1999, the Company purchased certain assets of Frank Spielberg Sales LLC ("Spielberg"), a handbag designer and marketer based in St. Louis, Missouri, for approximately $3.5 million. The cash purchase price was provided by drawing on existing bank lines. Spielberg supplies proprietary design, marketing and sourcing expertise for handbags under department store private labels and direct sales to retailers. Spielberg will continue to operate from its St. Louis, New York City and Hong Kong offices.

     The Company seeks increased accessory sales and earnings through a variety of means, including increased sales through the Company's current operating units, as well as growth through the acquisition of similar businesses. The following chart summarizes the Company's acquisitions:

                          NAME OF BUSINESS
DATE ACQUIRED            OR ASSETS ACQUIRED          PRODUCT LINES          BRANDS ACQUIRED
-------------          -----------------------   ----------------------  ----------------------
May 1, 1992..........  Accessory Design Group    Women's accessories     Accessory Design Group
                                                 and Belts
June 1, 1993.........  Durite Leather Goods      Women's apparel and     Various private brands
                                                 Accessories
November 29, 1993....  Accolade, Inc             Men's and boys' belts   Always In Style(1)
                                                 and Accessories
April 4, 1994........  Certain assets of         Men's and women's       Prince Gardner
                       Prince Gardner            small leather goods     Princess Gardner
                       Incorporated                                      Royalle by Prince
                                                                         Royalle by Princess
                                                                         Gardner
August 30, 1994......  H.A. Sheldon, Inc         Men's belts, wallets    Various private brands
                                                 and Suspenders
May 1, 1995..........  Canterbury Belts, Ltd     Men's, women's and      Canterbury
                                                 children's leather and
                                                 fabric accessories
May 12, 1998.........  Certain assets of AR      Men's and women's       Amity Rolfs
                       Accessories Group, Inc.   small leather goods
June 1, 1998.........  Tiger Accessories, Inc    Men's and boys' belts   Tiger
July 16, 1999........  Frank Spielberg Sales,    Handbags                Coletta, Decca & Tempo
                       LLC

---------------

(1) On March 27, 1995 the Company announced its decision to discontinue its Always In Style operations.

     The Company distributes its products to nearly every type and size of retail operation. Management estimates that the Company's customers include over 10,000 retailers representing over 20,000 retail locations. The Company's key brands and each brand's targeted distribution channels and products are as follows:

BRAND                                        DISTRIBUTION CHANNEL         PRODUCTS
-----                                        ---------------------   -------------------
Jones New York.............................  Department stores       Handbags
                                             Specialty stores        Small leather goods
Florsheim..................................  Department stores       Belts
                                             Specialty stores        Small leather goods
Rolfs......................................  Department stores       Small leather goods
                                             Specialty stores
Haggar.....................................  National chain stores   Belts
                                             Department stores       Small leather goods
                                             Catalogs
Bugle Boy..................................  National chain stores   Belts
                                             Department stores       Small leather goods
Canterbury.................................  Specialty stores        Belts
                                             Golf pro shops          Small leather goods
Prince Gardner.............................  National chain stores   Small leather goods
                                             Specialty stores
Princess Gardner...........................  National chain stores   Small leather goods
                                             Specialty stores
Amity......................................  Mass merchants          Small leather goods
                                             National chain stores
Coletta....................................  Mass merchants          Handbags
                                             National chain stores
Accessory Design Group.....................  Mass merchants          Belts
                                             National chain stores   Women's accessories
Tiger......................................  Mass merchants          Belts
                                             National chain stores

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

PRODUCTS

     The Company's primary products are belts and small leather goods, such as wallets, which accounted for approximately 50.3% and 31.5%, respectively, of the Company's net sales for fiscal 1999. The Company's other products include women's handbags, socks, scarves, hats, hair accessories and men's neckwear, suspenders and other fashion accessories, which collectively accounted for the remaining 18.2% of net sales in fiscal 1999. Men's and boys' products accounted for approximately 59.4% of net sales during fiscal 1999, and women's and girls' products accounted for approximately 40.6% of net sales during the same period. Proprietary brands, licensed brands and private brands accounted for approximately 42.8%, 11.3% and 45.9%, respectively, of net sales during fiscal 1999.

  Belts

     The Company and its predecessors have been manufacturing and marketing belts for over 70 years, and belts remain the Company's largest single product category, representing approximately 50.3% of net sales in fiscal 1999. Tandy Brands designs all of its belts and markets them under various licensed and proprietary brands including Florsheim, Jones New York, Canterbury, Haggar, and Bugle Boy, as well as private brands for major retailers. Management believes that the addition of the Tiger brand name through the acquisition of Tiger Accessories in fiscal 1998 provided a strong complement to the Company's existing belt business, established the Company well within the boys' belt segment and strengthened the Company's distribution into the mass merchant retail segment. The Company competes in all four categories of the belt market: casual, work, dress and fashion. In fiscal 1999, Tandy Brands manufactured approximately 44.9% of the men's belts it distributed and imported the balance from China, Guatemala and various other countries.

     The continuing trend toward casual attire has created an increasing demand for belts other than those in the traditional dress category. The Company's belt sales were $89.6 million in fiscal 1999, which represents an increase of 12.9% compared to fiscal 1998. In fiscal 1999, sales of men's and boys' belts represented $68.3 million, or 76.2% of total belt sales, and women's and girls' belts represented $21.3 million, or 23.8% of total belt sales.

  Small Leather Goods

     The Company's small leather goods consist primarily of men's and women's wallets. The Company designs all of its small leather goods and markets them under licensed and proprietary brands including Jones New York, Rolfs, Haggar, Bugle Boy, Canterbury, Prince Gardner, Princess Gardner and Amity, as well as private brands. The Company's fiscal 1999 results benefited from its May 1998 purchase of the Amity and Rolfs tradenames, the results of which were not material to fiscal 1998 consolidated results due to the timing of the purchase. Tandy Brands' small leather goods are primarily sourced from manufacturers in foreign countries, such as China, due to the labor-intensive nature of manufacturing small leather goods and the relative low cost of labor in those countries.

     Sales of the Company's small leather goods have increased in recent years as a result of increased market penetration through the use of licensed and proprietary brands. Sales of small leather goods accounted for approximately $56.1 million, or 31.5% of Tandy Brands' net sales in fiscal 1999. In fiscal 1999, sales of men's and boys' small leather goods represented $29.3 million, or 52.3% of total small leather goods sales, and women's and girls' small leather goods represented $26.8 million, or 47.7% of the Company's total small leather goods sales.

  Other Accessories

     In addition to belts and small leather goods, Tandy Brands distributes accessories such as women's handbags, socks, scarves, hats, hair accessories and men's suspenders and neckwear. These products are marketed under certain of the Company's proprietary brands, licensed brands and private brands. These other accessories complement the Company's core belt and small leather goods products. All other accessory items sold by the Company are purchased by the Company from foreign and domestic sources and are manufactured according to the Company's design specifications. In fiscal 1999, Tandy Brands' sales of other accessories totaled $32.7 million, or 18.2% of its net sales.

PROPRIETARY BRANDS

     In addition to its licensed and private brands, Tandy Brands produces and markets products under its own registered trademarks and trade names. The Company owns leading and well recognized trademarks such as Rolfs, Amity, Canterbury, Prince Gardner, Princess Gardner, Royalle by Prince Gardner, and Royalle by Princess Gardner. The Company intends to build on the success of its proprietary brand portfolio by pursuing additional ownership opportunities and expanding the assortment of products offered and the retail channels served by its proprietary brands. Net sales under the Company's proprietary brands were approximately $76.4 million, or 42.8% of the Company's net sales in fiscal 1999.

EXCLUSIVE LICENSE AGREEMENTS

     Tandy Brands has been awarded exclusive license agreements for several well recognized brands, including Jones New York, Florsheim, Bugle Boy, Haggar, John Weitz, Beverly Hills Polo Club and Botany 500. Generally, these license agreements cover specific products and require that the Company pay annual royalties, ranging from two to eight percent of net sales, based on minimum sales quotas or sales. The terms of the agreements are typically four to ten years, with options to extend the terms, provided certain sales or royalty minimums are achieved. For fiscal 1999, sales of the Company's licensed products accounted for approximately 11.3% of the Company's net sales, with no sales associated with any individual license agreement accounting for more than five percent of net sales.

PRIVATE BRAND PRODUCTS

     In fiscal 1999, private brand products accounted for approximately $81.8 million, or 45.9% of the Company's net sales. Private brand programs offer the Company's customers exclusivity and pricing control over their products, both of which are important factors in the retail marketplace. Management believes that the Company's flexible sourcing capabilities, advanced electronic inventory management and replenishment systems and design, product development and merchandising expertise provide retailers with a superior alternative to direct sourcing of their private brand products. The Company's principal private brand programs include those for leading retailers such as Wal-Mart, JCPenney, Sears, and Target and nationally recognized private brand names such as Farah, Kathy Lee, Arizona, Jacqueline Ferrar, St. John's Bay and Cherokee.

CUSTOMERS

     The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, major department stores, men's and women's specialty stores, golf pro shops and catalogs. The Company maintains strong relationships with major retailers in the United States and Canada, including Wal-Mart, Target, K Mart, Shopko, AAFES, Sears, JCPenney, Kohl's, May Department Stores, Dillard's, Mervyn's and Federated Department Stores. For fiscal 1999, Wal-Mart represented 38.7% of the Company's net sales. In fiscal 1999, the Company's top ten customers accounted for approximately 67.3% of net sales.

     The Company had firm backlog orders for fiscal years 1999 and 1998 totaling $9,432,000 and $8,004,000, respectively. Shipment of backlog orders in fiscal 1999 is subject to product availability prior to customer order cancellation dates. The Company currently uses electronic data interchange ("EDI") for electronic communications of invoices, shipping notices, purchase orders and other transactions. Due to the rapid fullfillment of EDI orders, the backlog at June 30, 1999 may not be indicative of future quarterly results.

SALES, MARKETING, AND CUSTOMER SERVICE

     Management believes that the success of Tandy Brands has resulted in large part from the Company's strong customer relationships, strong sales and marketing organization and superior customer service, including "quick response" distribution, vendor inventory management services, EDI capabilities and expertise in the communication of fashion and lifestyle concepts through product lines and innovative point-of-sale presentations. The Company's accounts are developed and maintained through the coordinated efforts of senior management, regional managers, account executives and an organization of salespeople and independent sales representatives. Relationships with certain of the Company's national accounts such as Wal-Mart, Shopko, Kohls, Dillard's, JCPenney, Sears, K Mart and Target are managed by senior management or senior account executives.

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

RAW MATERIALS AND SUPPLIERS

     The major raw materials for the Company's products are readily available from a variety of foreign and domestic sources. In fiscal 1999, the Company sourced certain finished products representing approximately 84% of its net sales from outside manufacturers, both domestic and foreign. The Company has strong relationships with a number of high quality, low-cost foreign manufacturers who provide particularly labor-intensive products, such as small leather goods, manufactured to the Company's specifications.

MANUFACTURING OPERATIONS

     The Company's manufacturing facilities are located in Yoakum, Texas and Scarborough, Ontario. The Yoakum, Texas, facility has the capacity to manufacture approximately 5.1 million belts per year. During fiscal 1999, Tandy Brands' manufacturing facilities operated at approximately 71% of capacity. The Company continually seeks to increase the automation of its manufacturing operations. The Company believes that it is one of the lowest-cost domestic belt producers because of its automated equipment, large production volumes and economies of scale in raw materials and finished goods sourcing.

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

EMPLOYEES

     The Company had approximately 985 employees as of June 30, 1999. The Company believes that employee relations are generally good.

ITEM 2. PROPERTIES.

     The Company owns and operates the various facilities in Yoakum, Texas, which are used for leather product manufacturing, product distribution and administrative offices. The Company leases facilities in Scarborough, Canada, which are used for the manufacture and distribution of leather goods. Additionally, the Company leases warehouse space in Dallas, Texas, and office space in Arlington, Texas, New York, New York, San Francisco, California, St. Louis, Missouri and Hong Kong. The Company has a renewal option for its corporate office space in Arlington. The Company owns the West Bend, Wisconsin facility which is utilized for the distribution of small leather goods. Management believes Tandy Brands' various properties are adequate and suitable for the particular uses involved.

     The total space owned, leased and occupied by the Company as of June 30, 1999, was as follows:

                                                            APPROXIMATE SQUARE FEET
                                                          ---------------------------
                                                           OWNED    LEASED     TOTAL
                                                          -------   -------   -------
Warehouse and Office....................................  413,000   169,000   582,000
Factory.................................................   63,000    27,000    90,000
                                                          -------   -------   -------
          Total.........................................  476,000   196,000   672,000
                                                          =======   =======   =======

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business. No material legal proceedings were terminated during the fourth quarter of the 1999 fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the 1999 fiscal year.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     (a) The principal market for the registrant's common stock is the NASDAQ National Market System. The high and low bid information for the Company's common stock for each full quarterly period within the two most recent fiscal years appears on page 32 of the Company's 1999 Annual Report to Stockholders, which information is incorporated herein by reference.

     (b) The approximate number of record holders of common stock on September 16, 1999, was 1,099.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item appears on page 31 of the 1999 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item appears on pages 27 through 30 of the 1999 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to the impact of interest rate changes and changes in the market value of its financial instruments. During fiscal 1999, the Company entered into a five-year interest rate swap agreement, which expires on November 17, 2003, converting $15,000,000 of outstanding indebtedness from a variable to a fixed interest rate to minimize these risks. At June 30, 1999, the Company's exposure to these market risk factors was not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item appears on pages 11 through 31 of the 1999 Annual Report to Stockholders, which information is incorporated herein by reference. Following is a cross reference for location of the requested information:

                                                           PAGE NUMBER
                                                             IN THE
                                                          TANDY BRANDS
                                                        ACCESSORIES, INC.
                                                           1999 ANNUAL
                                                            REPORT TO
                                                          STOCKHOLDERS
                                                        -----------------

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Income for the Years Ended
  June 30, 1999, 1998 and 1997.......................            11
Consolidated Balance Sheets at June 30, 1999 and
  1998...............................................            12
Consolidated Statements of Cash Flows for the Years
  Ended June 30, 1999, 1998 and 1997.................            13
Consolidated Statements of Stockholders' Equity for
  the Years Ended June 30, 1999, 1998 and 1997.......            14
Notes to Consolidated Financial Statements...........         15-25
Selected Unaudited Quarterly Financial Data..........            25
Report of Independent Auditors.......................            26
Selected Financial Data..............................            31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item appears under the captions "Election of Directors," "Executive Officers" and "Security Ownership of Certain Beneficial Owners -- Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in the Company's definitive Proxy Statement relating to the Company's 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item appears under the caption "Executive Compensation" included in the Company's definitive Proxy Statement relating to the Company's 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item appears under the caption "Security Ownership of Certain Beneficial Owners" included in the Company's definitive Proxy Statement relating to the Company's 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:

        (l) The financial statements listed in response to Item 8 of this Report have been incorporated herein by reference to pages 11 through 31 of the Company's 1999 Annual Report to Stockholders.

        (2) Financial Statement Schedule:

             Report of Independent Auditors on Financial Statement Schedule

             For the three years in the period ended June 30, 1999,
             Schedule II -- Valuation and Qualifying Accounts

           The financial statement schedule should be read in conjunction with the consolidated financial statements in the Company's 1999 Annual Report to Stockholders. Financial statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        (3) Exhibits:

           A list of the exhibits required to be filed as part of this Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

     (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter of fiscal
         1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TANDY BRANDS ACCESSORIES, INC.
                                            (Registrant)

                                                   /s/ J.S.B. JENKINS

                                            ------------------------------------
                                                       J.S.B. Jenkins
                                               President and Chief Executive
                                                          Officer

Date: September 24, 1999

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

NAME                                                             POSITION                   DATE
----                                                             --------                   ----

               /s/ DR. JAMES GAERTNER                  Director and Chairman of the  September 24, 1999
-----------------------------------------------------    Board
                 Dr. James Gaertner

                 /s/ J.S.B. JENKINS                    Director                      September 24, 1999
-----------------------------------------------------
                   J.S.B. Jenkins

               /s/ MARVIN J. GIROUARD                  Director                      September 24, 1999
-----------------------------------------------------
                 Marvin J. Girouard

               /s/ C. A. RUNDELL, JR.                  Director                      September 24, 1999
-----------------------------------------------------
                 C. A. Rundell, Jr.

                /s/ ROBERT E. RUNICE                   Director                      September 24, 1999
-----------------------------------------------------
                  Robert E. Runice

                 /s/ GENE STALLINGS                    Director                      September 24, 1999
-----------------------------------------------------
                   Gene Stallings

                  /s/ MAXINE CLARK                     Director                      September 24, 1999
-----------------------------------------------------
                    Maxine Clark

               /s/ STANLEY T. NINEMIRE                 Senior Vice President and     September 24, 1999
-----------------------------------------------------    Chief Financial Officer
                 Stanley T. Ninemire

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Tandy Brands Accessories, Inc.

     We have audited the consolidated financial statements of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated August 10, 1999, incorporated by reference in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/ ERNST & YOUNG LLP

Fort Worth, Texas
August 10, 1999

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          FOR THE YEAR ENDED JUNE 30,

                                                      ADDITIONS
                            BALANCE AT   -----------------------------------                   BALANCE AT
                            BEGINNING    CHARGED TO COSTS   CHARGED TO OTHER                     END OF
DESCRIPTION                 OF PERIOD      AND EXPENSES         ACCOUNTS       DEDUCTIONS(1)     PERIOD
-----------                 ----------   ----------------   ----------------   -------------   ----------
1999
Allowance for Doubtful
  Accounts And Returns....  $1,116,000       $465,000             $-0-           $401,000      $1,180,000
1998
Allowance for Doubtful
  Accounts And Returns....  $1,076,000       $362,000             $-0-           $322,000      $1,116,000
1997
Allowance for Doubtful
  Accounts And Returns....  $  606,000       $787,000             $-0-           $317,000      $1,076,000

---------------

(1) Represents uncollectible accounts written off, net of recoveries.

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

                                                               INCORPORATED BY REFERENCE
                                                                    (IF APPLICABLE)
                                                         -------------------------------------
EXHIBIT NUMBER AND DESCRIPTION                           FORM     DATE     FILE NO.    EXHIBIT
------------------------------                           ----   --------   ---------   -------
(3)   Articles of Incorporation and by-laws
        3.1    Certificate of Incorporation of Tandy
               Brands Accessories, Inc................    S-1   11/02/90    33-37588     3.1
        3.2    By-laws of Tandy Brands Accessories,
               Inc....................................    S-1   11/02/90    33-37588     3.2
(4)   Instruments defining the rights of security
       holders, including indentures
        4.1    Certificate of Designations, Powers,
               Preferences, and Rights of Series A
               Junior Participating Cumulative
               Preferred Stock of Tandy Brands
               Accessories, Inc.......................    S-1   11/02/90    33-37588     4.1
        4.2    Form of Common Stock Certificates of
               Tandy Brands Accessories, Inc..........    S-1   11/02/90    33-37588     4.2
        4.3    Form of Preferred Share Purchase Rights
               Certificate of Tandy Brands
               Accessories, Inc.......................    S-1   11/02/90    33-37588     4.3
        4.4    Rights Agreement dated November 7,
               1990, between Tandy Brands Accessories,
               Inc. and First National Bank of
               Boston.................................    S-1   11/02/90    33-37588     4.4
(10)  Material Contracts
       10.1    Form of Distribution Agreement dated
               December 31, 1990, between The Bombay
               Company, Inc. and Tandy Brands
               Accessories, Inc.......................    S-1   11/02/90    33-37588    10.1
       10.2    Form of Service Agreement dated
               December 31, 1990, between The Bombay
               Company, Inc. and Tandy Brands
               Accessories, Inc.......................    S-1   11/02/90    33-37588    10.2
       10.3    Form of Tax Sharing Agreement dated
               December 31, 1990, between The Bombay
               Company, Inc. and Tandy Brands
               Accessories, Inc.......................    S-1   11/02/90    33-37588    10.3
       10.4    Form of Purchase Agreement dated
               December 31, 1990, between The Bombay
               Company, Inc. and Mr J.S.B. Jenkins....    S-1   11/02/90    33-37588    10.4
       10.6    Tandy Brands Accessories, Inc. Stock
               Purchase Program.......................    S-1   11/02/90    33-37588    10.6
       10.7    Tandy Brands Accessories, Inc.
               Employees Investment Plan..............    S-1   11/02/90    33-37588    10.7
      *10.8    Tandy Brands Accessories, Inc. 1991
               Stock Option Plan......................    S-1   11/02/90    33-37588    10.8
      *10.9    Form of Stock Option Agreement -- 1991
               Stock Option Plan......................    S-1   11/02/90    33-37588    10.9

                                                               INCORPORATED BY REFERENCE
                                                                    (IF APPLICABLE)
                                                         -------------------------------------
EXHIBIT NUMBER AND DESCRIPTION                           FORM     DATE     FILE NO.    EXHIBIT
------------------------------                           ----   --------   ---------   -------
      *10.10   Tandy Brands Accessories, Inc. Stock
               Bonus Plan.............................    S-1   11/02/90    33-37588    10.10
       10.11   Tandy Brands Accessories, Inc. Family
               Security Plan..........................    S-1   11/02/90    33-37588    10.11
       10.12   Form of Agreement under Family Security
               Plan...................................    S-1   11/02/90    33-37588    10.12
      *10.13   Tandy Brands Accessories, Inc. Key
               Executive Disability Plan..............    S-1   11/02/90    33-37588    10.13
      *10.14   Tandy Brands Accessories, Inc. Benefit
               Restoration Plan and related Trust
               Agreement and Amendments No. 1 and 2
               Thereto................................   10-K   09/25/97     0-18927    10.14
       10.15   Form of Indemnification Agreement
               between Tandy Brands Accessories, Inc.
               and Each of its directors and
               Officers...............................    S-1   11/02/90    33-37588    10.15
       10.16   Office Lease Agreement dated March 6,
               1991, between John Hancock Mutual Life
               Insurance Co. and Tandy Brands
               Accessories, Inc. relating to the
               corporate offices......................    S-1   11/02/90    33-37588    10.16
       10.17   Tandy Brands Accessories, Inc. Non-
               Qualified Formula Stock Option Plan for
               Non-Employee Directors.................    S-8   02/10/94    33-75114    28.1
      *10.18   Tandy Brands Accessories, Inc. 1993
               Employee Stock Option Plan and form of
               Stock Option Agreement Thereunder......    S-8   02/10/94    33-75114    28.2
       10.19   Tandy Brands Accessories, Inc. Non-
               Qualified Stock Option Plan for Non-
               Employee Directors.....................    S-8   02/10/94    33-75114    28.3
       10.20   Tandy Brands Accessories, Inc. 1995
               Stock Deferral Plan for Non-Employee
               Directors..............................    S-8   06/03/96    333-8579    99.1
       10.21   Credit Agreement between Tandy Brands
               Accessories, Inc. and Chase Bank of
               Texas, N.A., successor-in-interest to
               Texas Commerce Bank, N.A. dated June
               30, 1994 and Amendments No. 1, 2, and 3
               Thereto................................   10-K   09/25/97     0-18927    10.21
       10.22   Credit Agreement between Tandy Brands
               Accessories, Inc. and NationsBank,
               N.A., successor-in-interest to Nations
               Bank of Texas, N.A dated as of May 16,
               1997...................................   10-K   09/25/97     0-18927    10.22
       10.23   Tandy Brands Accessories, Inc. 1997
               Employee Stock Option Plan*............    S-8   12/12/97   333-42211    99.2

                                                               INCORPORATED BY REFERENCE
                                                                    (IF APPLICABLE)
                                                         -------------------------------------
EXHIBIT NUMBER AND DESCRIPTION                           FORM     DATE     FILE NO.    EXHIBIT
------------------------------                           ----   --------   ---------   -------
       10.24   Amendments No. 4 and 5 to the Credit
               Agreement between Tandy Brands
               Accessories, Inc. and Chase Bank (Texas
               Commerce) of Texas, N.A. dated as of
               June 10, 1994..........................   10-Q   05/13/98     0-18927    10.24
       10.25   Promissory Note between Tandy Brands
               Accessories, Inc. and NationsBank, N.A
               Dated as of May 16, 1998 and Amendment
               thereto. ..............................   10-K   09/21/98     0-18927    10.25
       10.26   Registration Statement dated August 12,
               1998 of Tandy Brands Accessories, Inc.
               Common Stock. .........................    S-3   08/12/98   333-61235    99.3
       10.27   Promissory Note between Tandy Brands
               Accessories, Inc. and NationsBank, N.A.
               dated September 16, 1998. .............   10-Q   11/10/98     0-18927    10.27
       10.28   Amendment No. 6 to the Credit Agreement
               between Tandy Brands Accessories, Inc.
               and Chase Bank (Texas Commerce) of
               Texas, N.A. dated as of June 10,
               1994. .................................   10-Q   11/10/98     0-18927    10.28
       10.29   Revolving Credit and Term Agreement
               between Tandy Brands Accessories, Inc.
               and NationsBank, N.A., dated as of
               November 17, 1998. ....................   10-Q   02/12/99     0-18927    10.29
       10.30   ISDA Master Agreement between Tandy
               Brands Accessories, Inc. and
               NationsBank, N.A. , Dated as of
               November 17, 1998. ....................   10-Q   02/12/99     0-18927    10.30
       10.31   Revolving Credit and Uncommitted Line
               of Credit Agreement between Tandy
               Brands Accessories, Inc. and Wells
               Fargo HSBC Trade Bank, N.A., Dated as
               of April 30, 1999. ....................   10-Q   05/14/99     0-18927    10.31
       10.32   Tandy Brands Accessories, Inc.
               Employees Investment Plan as Amended
               and Restated Effective April 1,
               1999. .................................   10-Q   05/14/99     0-18927    10.32
       10.33   Promissory Note between Tandy Brands
               Accessories, Inc. and NationsBank, N.A
               dba Bank of America, N.A Dated as of
               May 17, 1999 and Amendment
               thereto.**.............................    N/A        N/A         N/A   N/A
(13)  Annual Report to security holders, Form 10-Q or
       quarterly report to security holders
       13.1    Annual Report to Stockholders of Tandy
               Brands Accessories, Inc.**.............    N/A        N/A         N/A   N/A
(21)  Subsidiaries of the registrant
       21.1    List of subsidiaries**.................    N/A        N/A         N/A   N/A
(23)  Consents of experts and counsel
       23.1    Consent of Ernst & Young LLP**.........   N/A..       N/A         N/A   N/A

                                                               INCORPORATED BY REFERENCE
                                                                    (IF APPLICABLE)
                                                         -------------------------------------
EXHIBIT NUMBER AND DESCRIPTION                           FORM     DATE     FILE NO.    EXHIBIT
------------------------------                           ----   --------   ---------   -------
(27)  Financial Data Schedule
       27.1    Financial Data Schedule for the year
               ended June 30, 1999**..................    N/A        N/A         N/A   N/A

---------------

 * Management compensatory plan.

** Filed herewith..