Form 10-Q
period 1999-09-30
TANDY BRANDS ACCESSORIES INC
filed 1999-11-12
CIK 869487

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                              --------------------

For the Period Ended September 30, 1999        Commission File Number 0-18927


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

                           Yes  X   No
                               ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


        Class                Number of shares outstanding at September 30, 1999
Common stock, $1 par value                       5,796,028



================================================================================

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                        Quarter Ended September 30, 1999


                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

Item                                                                            Page No.
                                                                                --------
1.       Financial Statements                                                      3 - 9

2.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                               10 - 13

3.       Qualitative and Quantitative Disclosures About  Market Risk                  14

PART II -- OTHER INFORMATION

Item

4.       Submission of Matter to a Vote of Security Holders                           14

6.       Exhibits and Reports on Form 8-K                                             15


         SIGNATURES                                                                   16


         INDEX TO EXHIBITS                                                            17

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0-18927
                                   Form 10-Q
                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                             Three Months
                                                                Ended
                                                             September 30
                                                        ----------------------
                                                          1999          1998
                                                        --------      --------
Gross sales, less discounts, returns and allowances     $ 53,256      $ 44,281
Cost of goods sold                                        34,372        27,801
                                                        --------      --------
         Gross margin                                     18,884        16,480


Selling, general and administrative expenses              12,667        11,113
Depreciation and amortization                                833           747
                                                        --------      --------
         Total operating expenses                         13,500        11,860
                                                        --------      --------

Operating income                                           5,384         4,620

Interest expense                                            (893)         (745)
Royalty, interest and other income                            31            20
                                                        --------      --------

Income before provision for income taxes                   4,522         3,895
Provision for income taxes                                 1,754         1,511
                                                        --------      --------
         Net income                                     $  2,768      $  2,384
                                                        ========      ========

Earnings per common share                               $   0.48      $   0.42
                                                        ========      ========

Earnings per common share - assuming dilution           $   0.47      $   0.41
                                                        ========      ========

Common shares outstanding                                  5,797         5,670
                                                        ========      ========

Common shares outstanding - assuming dilution              5,873         5,768
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

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0-18927
                                   Form 10-Q
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                         September 30,        June 30,
                                                                             1999               1999
                                                                         -------------      ------------
ASSETS                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                           $         681      $        180
     Accounts receivable, net                                                   48,714            33,514
     Inventories:
        Raw materials and work in process                                        5,651             6,879
        Finished goods                                                          55,029            48,680
     Other current assets                                                        2,132             1,823
                                                                         -------------      ------------
        Total current assets                                                   112,207            91,076
                                                                         -------------      ------------

Property and equipment, at cost                                                 17,529            17,187
Accumulated depreciation                                                        (6,808)           (6,722)
                                                                         -------------      ------------
        Net property and equipment                                              10,721            10,465
                                                                         -------------      ------------

Other assets:
     Goodwill, less amortization                                                11,836            10,373
     Other assets, less amortization                                             8,087             8,224
                                                                         -------------      ------------
        Total other assets                                                      19,923            18,597
                                                                         -------------      ------------
TOTAL ASSETS                                                             $     142,851      $    120,138
                                                                         =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                       $      15,175      $          0
     Accounts payable                                                            4,579             5,835
     Accrued expenses                                                            7,354             4,394
                                                                         -------------      ------------
        Total current liabilities                                               27,108            10,229
                                                                         -------------      ------------

Other liabilities:
     Notes payable                                                              50,000            47,425
     Other noncurrent liabilities                                                  285               292
                                                                         -------------      ------------
        Total other liabilities                                                 50,285            47,717
                                                                         -------------      ------------

Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000 shares authorized,
        none issued                                                                 --                --
     Common stock, $1 par value, 10,000,000 shares authorized,
        5,796,028 shares and 5,761,952 shares issued and outstanding
        as of  September 30, 1999, and June 30, 1999, respectively               5,796             5,762
     Additional paid-in capital                                                 22,342            21,900
     Cumulative other comprehensive income                                        (359)             (381)
     Retained earnings                                                          37,679            34,911
                                                                         -------------      ------------
        Total stockholders' equity                                              65,458            62,192
                                                                         -------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $     142,851      $    120,138
                                                                         =============      ============


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

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                               ----------------------
                                                                                 1999          1998
                                                                               --------      --------
Cash flows from operating activities:
    Net income                                                                 $  2,768      $  2,384
    Adjustments to reconcile net income to net cash provided by (used for)
    operating activities:
       Depreciation                                                                 465           417
       Amortization                                                                 411           365
       Other                                                                          6          (148)
    Change in assets and liabilities:
       Accounts receivable                                                      (14,369)       (4,302)
       Inventories                                                               (4,145)       (7,809)
       Other assets                                                                (246)         (303)
       Accounts payable                                                          (1,256)       (1,073)
       Accrued expenses                                                           2,733          (758)
                                                                               --------      --------
    Net cash used for operating activities                                      (13,633)      (11,227)
                                                                               --------      --------

Cash flows from investing activities:
    Purchases of property and equipment                                            (531)         (633)
    Purchase of Frank Spielburg, LLC                                             (3,561)            0
                                                                               --------      --------
    Net cash used for investing activities                                       (4,092)         (633)
                                                                               --------      --------

Cash flows from financing activities:
    Exercise of employee stock options                                               37           151
    Sale of stock to stock purchase program                                         439           530
    Proceeds from borrowings                                                     31,545        22,792
    Payments under borrowings                                                   (13,795)      (11,842)
                                                                               --------      --------
    Net cash provided by financing activities                                    18,226        11,631
                                                                               --------      --------
Net increase (decrease) in cash and cash equivalents                                501          (229)
Cash and cash equivalents at beginning of period                                    180           283
                                                                               --------      --------
Cash and cash equivalents at end of period                                     $    681      $     54
                                                                               ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                $    416      $    495
       Income taxes                                                                  45             1
Noncash activities:
    None


                 The accompanying notes are an integral part of
                      these condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1 - Accounting Principles.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 1999.

Note 2 - Impact of  New Accounting Standards.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." As required, the SOP was adopted during the first quarter of fiscal 2000 and had no material impact on the Company's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally this statement establishes accounting treatment for three types of hedges; hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending on the nature of the hedge, will either be offset through earnings against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in other comprehensive income until the hedged item is recognized in earnings. This SFAS is effective for the Company beginning in fiscal 2001. The Company is analyzing the implementation requirements and does not anticipate that the adoption of this statement will have a material impact on the Company's consolidated financial statements.

Note 3 - Comprehensive Income.

         The components of comprehensive income, net of related tax, for the three months ended September 30, 1999 and 1998 are as follows (in thousands):


                                                          September 30
                                                   ---------------------------
                                                      1999            1998
                                                   ------------    -----------
Net income                                         $      2,768    $     2,384
Foreign currency translation adjustments                     22           (188)
                                                   ------------    -----------

      Comprehensive income                         $      2,790    $     2,196
                                                   ============    ===========

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share.

         The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                              Three Months
                                                                  Ended
                                                               September 30
                                                       ----------------------------
                                                          1999            1998
                                                       ------------    ------------
Numerator for basic and diluted earnings per share:

      Net income                                       $      2,768    $      2,384
                                                       ============    ============

Denominator:
           Weighted average shares outstanding                5,780           5,650
           Contingently issuable shares                          17              20
                                                       ------------    ------------
      Denominator for basic earnings per
           share - weighted average shares                    5,797           5,670

      Effect of dilutive securities:
           Employee stock options                                65              85
           Director stock options                                11              13
                                                       ------------    ------------
      Dilutive potential common shares                           76              98

      Denominator for diluted earnings per
           share - adjusted weighted - average
           shares                                             5,873           5,768
                                                       ============    ============

Basic earnings per share                               $       0.48    $       0.42
                                                       ============    ============

Diluted earnings per share                             $       0.47    $       0.41
                                                       ============    ============

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 5 - Disclosures about Segments of an Enterprise and Related Information.

The Company sells its products to a variety of retail outlets, including national chain stores, discount stores, major department stores, specialty stores, catalog retailers and the retail exchange operations of the United States military. The Company and its corresponding customer relationships are organized along Men's and Women's product lines. As a result, the Company has two reportable segments: (1) Men's Accessories consisting of belts, wallets, suspenders, neckwear and other small leather goods and (2) Women's Accessories consisting of belts, wallets, handbags, socks, scarves, hats and hair accessories. General corporate expenses are allocated to each segment based on the respective segment's asset base. Depreciation and amortization expense related to assets recorded on the Company's corporate accounting records are allocated to each segment as described above. Management measures profit or loss on each segment based upon income or loss before taxes utilizing the accounting policies consistent in all material respects with those described in Note 1 of the Company's 1999 Annual Report. No intersegment revenue is recorded.

Information regarding operations and assets by segment are as follows (in thousands):

                                             Three Months Ended
                                                September 30,
                                           ----------------------
                                             1999          1998
                                           --------      --------
Revenue from external customers:
   Men's accessories                       $ 28,084      $ 25,143
   Women's accessories                       25,172        19,138
                                           --------      --------
                                           $ 53,256      $ 44,281
                                           ========      ========

Operating income (loss) (1):
   Men's accessories                          3,155         2,817
   Women's accessories                        2,229         1,803
                                           --------      --------
                                           $  5,384      $  4,620
                                           ========      ========

Interest expense                                893           745
Other (income) expense (2)                      (31)          (20)
                                           --------      --------

Income before income taxes                 $  4,522      $  3,895
                                           ========      ========

Depreciation and amortization expense:
   Men's accessories                       $    553      $    541
   Women's accessories                          280           206
                                           --------      --------
                                           $    833      $    747
                                           ========      ========

Capital expenditures:
   Men's accessories                       $     30      $    199
   Women's accessories                           13           100
   Corporate                                    488           334
                                           --------      --------
                                           $    531      $    633
                                           ========      ========



(1) Operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses.
(2) Other (income) expense includes royalty income on corporate tradenames and other (income) and expense not specifically identifiable to a segment.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 6 - Credit Arrangements

On November 1, 1999, the Company amended its $45,000,000 unsecured line of credit with a bank expanding availability thereunder to $50,000,000. Of this amount, $25,000,000 is a committed facility which is comprised of a $15,000,000 term note and a $10,000,000 committed revolving credit facility both of which require the maintenance of certain financial covenants and the payment of a commitment fee of 1/4% on the unused balance. The $15,000,000 term note which expires on November 17, 2003, bears interest at LIBOR plus 1%. The $10,000,000 committed revolving credit facility which expires on May 18, 2001, bears interest at various rates with short-term durations. Principal payments on the term note and committed revolving credit facility are due on the expiration date. The $20,000,000 uncommitted facility thereunder was increased to $25,000,000. Each facility may be used for borrowings or letters of credit. The amendment increased the Company's total aggregate domestic bank credit lines to $90,000,000.

Note 7 - Acquisitions

On July 16, 1999, the Company purchased certain assets of Frank Spielberg Sales LLC ("Spielberg"), a handbag designer and marketer based in St. Louis, Missouri, for approximately $3.6 million. The cash purchase price was provided by drawing on existing bank lines. Spielberg supplies proprietary design, marketing and sourcing expertise for handbags under department store private labels and direct sales to retailers. Spielberg will continue to operate from its St. Louis, New York City and Hong Kong offices. The acquisition was accounted for under the purchase method of accounting and the resultant goodwill of approximately $1,675,000 is amortized over 20 years. The pro-forma effects of this acquisition are not material.

Note 8 - Subsequent Events

On October 20, 1999, the Company announced that its Board of Directors has approved a plan to repurchase, from time to time in the open market or through negotiated transactions, shares of the Company's common stock at an aggregate purchase price of up to $2,000,000. Any open market purchases will be at prevailing market prices. The timing of any repurchases will depend on market conditions, market price, and management's assessment of the Company's liquidity and cash flow needs. Any repurchased shares will be added to the Company's treasury shares and may be used for the Company's stock plans and other corporate purposes. The funds required for the repurchases will be provided from the Company's current cash balances, operating cash flow, or the Company's credit facility.

On November 2, 1999, the Company announced that its Board of Directors has renewed the Company's stockholder rights plan designed to protect its stockholders from unsolicited, coercive takeover proposals. A new amended and restated plan was adopted in the normal course of updating and extending the predecessor stockholder rights plan, which was scheduled to expire on December 31, 2000, and not in response to any acquisition proposal. The expiration date of the rights plan has been extended to October 19, 2009. The amended plan has been altered to reflect prevailing stockholder rights plan terms, such as lowering the share ownership level which triggers the exercise of the rights and eliminating the continuing director provision. The amended plan provides for an increase in the exercise price of the rights under the plan from $36.00 to $70.00. In connection with the announcement, the Company filed the amended and restated plan on Form 8-K with the Securities and Exchange Commission on November 2, 1999.

On November 9, 1999, the Company and JONES APPAREL GROUP announced that they have mutually agreed to amend their existing licensing agreement. Under the amended agreement Tandy Brands Accessories will continue to design and market men's belts, personal leather goods and suspenders as well as women's small leather goods under various JONES NEW YORK(R) brands, but will no longer design and market women's handbags under any JONES NEW YORK(R) brands. As compensation for the early termination of women's handbag license rights, Jones Apparel Group will pay the Company $1.5 million in cash, of which a portion will be used to wind down functions related to the license arrangements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

GENERAL

Tandy Brands Accessories, Inc. ("the Company") is a leading designer, manufacturer and marketer of branded men's, women's and children's accessories, including belts and small leather goods such as wallets. The Company's product line also includes handbags, socks, scarves, hats, hair accessories, suspenders and neckwear. Tandy Brands' merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including Jones New York(R), Florsheim(R), Rolfs(R), Haggar(R), Bugle Boy(R), Canterbury(R), Prince Gardner(R), Princess Gardner(R), Amity(R), Accessory Design Group(R) and Tiger(R), as well as private brands for major retail customers. The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men's and women's specialty stores, golf pro shops and catalogs.

On October 20, 1999, the Company announced the successful launch of a branded e-commerce web site that is available now at http://stores.yahoo.com/rolfs. Capturing strong consumer demand for this premier brand, the site will feature a full line of personal leather goods, belts, and other accessories in an easy to navigate and shop environment. The site was developed in coordination with Yahoo! Inc. Yahoo! Inc. is a global Internet media company, and represents the first test of a direct-to-consumer presence for the Company.

On October 20, 1999, the Company also announced that the Board of Directors elected Colombe M. Nicholas, to the Board. Ms. Nicholas replaces Robert E. Runice, who is retiring from the Board; the Board size will remain at seven members. Ms. Nicholas' business experience spans more than 25 years, including her most recent post as President and Chief Executive Officer of Anne Klein Company. Prior to her tenure with Anne Klein, Ms. Nicholas was President and Chief Operating Officer of Giorgio Armani Fashion Corp., a subsidiary of G.F.T., and President and Chief Executive Officer of Christian Dior. Ms. Nicholas also serves on the Board of Directors of Ashford.com, a Internet retailer of luxury and premium products. She holds a J.D. from the University of Chicago College of Law, a B.A. from the University of Dayton, and was awarded an Honorary Doctorate in business from Bryant College of Rhode Island for her accomplishments as a business leader.

See Note 8 for a discussion of certain subsequent events.

RESULTS OF OPERATIONS

         Sales and gross margin data from the Company's segments for three months ended fiscal 2000 compared to the same period last year were as follows (in thousands):


                                            Three Months Ended
                                               September 30,
                                           --------------------
                                            1999         1998
                                           -------      -------
Net sales:
   Men's accessories                       $28,084      $25,143
   Women's accessories                      25,172       19,138
                                           -------      -------
Total net sales                            $53,256      $44,281
                                           =======      =======

Gross margin:
   Men's accessories                       $10,732      $10,035
   Women's accessories                       8,152        6,445
                                           -------      -------
Total gross margin                         $18,884      $16,480
                                           =======      =======

Gross margin as a percentage of sales:

   Men's accessories                          38.2%        39.9%

   Women's accessories                        32.4%        33.7%

   Total                                      35.5%        37.2%


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

For the three month period ended September 30, 1999, net sales increased 20.3% to $53,256,000 as compared to net sales of $44,281,000 for the same period last year. The sales from the acquisition of Spielberg accounted for 50% of the net sales increase with the remaining increase attributable to the Company's existing core product lines. Net sales of men's and women's accessories increased 11.7% and 31.5%, respectively for the three month period ended September 30, 1999 as compared to the same period last year. The sales increases were attributable to higher sales volume in men's small leather goods and handbag sales sold to various mass merchants.

GROSS MARGINS

Gross margins for the three month period ended September 30, 1999 increased $2,404,000, or 14.6% as compared to the same period for the prior year. However, as a percentage of sales, men's and women's gross margins decreased 1.7% and 1.3%, respectively for the three month period ended September 30, 1999 as compared to the same period last year. The decrease in both segments is the result of the higher mass merchant sales as compared to the same quarter in the prior year.

OPERATING EXPENSES

Selling, general and administrative expenses as a percentage of net sales for the three months ended September 30, 1999 decreased 1.3% as compared to the same period of the prior year. A portion of the decrease resulted from a larger mix of mass merchant product sales, which, on a percentage of sales basis, incur lower variable selling expenses than department store product sales as well as volume efficiencies from increased sales.

Depreciation and amortization expenses increased 11.5% to $833,000 for the three months ended September 30, 1999, compared to $747,000 in the same period of the prior year. The increase is attributable to capital expenditures related to the Company's management information and distribution software systems completed during fiscal 1999 and the amortization of goodwill recorded in connection with the Spielberg acquisition.

Interest expense for the three-month period ended September 30, 1999 increased $148,000 as compared to the same period for the prior year. The increase is primarily related to higher debt levels as a result of higher sales levels and inventory requirements.

The effective tax rate for the three months ended September 30, 1999 was 38.8% which is consistent with the same period in the prior year.

Net income for the three-month period ended September 30, 1999 increased 16.1% to $2,768,000 or $.47 per diluted share, compared to net income of $2,384,000 or $.41 per diluted share, for the same three months last year. The increase in net income was primarily due to the Company's 20.3% increase in net sales.

LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flows from operations and the Company's lines of credit. The Company has two unsecured domestic bank credit lines aggregating $90,000,000, which can be used for seasonal borrowings and letters of credit. The Company's borrowings under its credit lines were $65,175,000 and $53,550,000 as of September 30, 1999 and 1998, respectively. The increase in borrowings under these lines of credit is consistent with the Company's normal seasonality.

See Note 6 for a discussion of certain amendments to these credit lines.

For the three months ended September 30, 1999, the Company's operating activities used cash of $13,633,000 compared to $11,227,000 for the same period last year. The increase was attributable to timing of cash receipt collections related to sales during the three months ended September 30, 1999.

Capital expenditures were $531,000 for the three months ended September 30, 1999. The decrease of $102,000 over the same prior year period is due to the timing of capital investments during fiscal 2000. Management anticipates that the Company's level of capital investment for fiscal 2000 will approximate the prior year. Capital commitments for fiscal 2000 include leasehold improvements for a new distribution facility in Dallas, Texas, for women's accessories as well as additional hardware and software applications.

The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain its earnings for the foreseeable future to provide funds for the expansion of its business. The Company's existing credit agreements currently contain covenants related to the maintenance of certain financial ratios, which could impose certain limitations on the payment of dividends.

See Note 8 for a discussion of the Company's stock repurchase program.

The Company believes it has adequate financial resources and access to sufficient credit facilities to satisfy its future working capital needs.

YEAR 2000 COMPLIANCE

Many existing computer programs utilized globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results by or at the year 2000. This year 2000 issue is believed to affect virtually all companies and organizations, including the Company. The Company has undertaken a program to address its exposure to year 2000 issues. The Company has tested its program modifications and believes that its implementation plan will be successful. Although there can be no assurance with respect thereto, the Company does not expect that the year 2000 issues (including the cost of the Company's compliance program as currently estimated) will have a material adverse effect on the Company's financial position or results of operations.

The Company's year 2000 compliance plan requires the query of its significant suppliers, subcontractors and customers that do not share information systems with the Company ("external third parties"). This process has been substantially completed. To date, the Company is unaware of any external third party with a year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external third parties will be year 2000 ready. The inability of external third parties to complete their year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external third parties is not determinable.

In connection with its assessment of external third party readiness and operating equipment, the Company plans to evaluate the necessity of contingency plans based on the level of uncertainty regarding external third party compliance. In the event its external third parties do not expect to be year 2000 compliant, the Company's contingency plans may include replacing such third parties or performing the particular services provided by such parties itself.

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 3. Qualitative and Quantitative Disclosures About  Market Risk

The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into a interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. At September 30, 1999 the Company had borrowings under its credit lines of $65,175,000 bearing a weighted-average interest rate of 6.22%. The Company entered into a five-year interest rate swap agreement converting $15,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90 day LIBOR rate. At September 30, 1999, the receive and pay rates related to the interest rate swap were 6% and 6.52%, respectively. The potential impact of market conditions on the fair value of the Company's indebtedness is not expected to be material.

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matter to a Vote of Security Holders.

(a)      The annual meeting of stockholders was held on October 19, 1999.

(b)      The matters voted upon were as follows:

         (i) The election of two directors in Class III to serve for three-year terms expiring in 2002, or until their successors are elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee were as follows:

         Mr. J.S.B. Jenkins

         For  5,148,239    Against/Withheld  16,173   Abstain  -0-     Broker Non-votes -0-

         Mr. Marvin J. Girouard

         For  5,086,676    Against/Withheld  77,736   Abstain  -0-     Broker Non-votes -0-

         Directors whose terms continued after the annual meeting are as follows:

                              Dr. James F. Gaertner
                              Mr. C. A. Rundell, Jr.
                              Ms. Maxine K. Clark
                              Mr. Gene Stallings

         Mr. Robert E. Runice retired upon conclusion of the annual meeting.

         ii) The approval of the amendment to the Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan for Non-Employee Directors. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee were as follows:

         For  3,621,805    Against/Withheld  233,867 Abstain   20,311  Broker Non-votes 1,288,429

         iii) The approval of the amendment to the Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee were as follows:

         For  3,069,688    Against/Withheld  793,979 Abstain   12,316  Broker Non-votes 1,288,429

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 6.  Exhibits and Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 1999. However, the Company filed a report on Form 8-K subsequent to the quarter ended September 30, 1999 as listed below. The exhibits filed as a part of this report are listed below.


(a) The following documents are filed as part of this report:

                  Exhibit No.               Description
                     10.34        Promissory Note between Tandy Brands
                                  Accessories, Inc. and  Bank of America, N.A.
                                  dated November  1, 1999.

                     27.1         Financial Data Schedule


(b) Reports on Form 8-K.

The Company filed a Form 8-K on November 2, 1999 regarding the Amended and Restated Rights Agreement dated October 19, 1999, between the Registrant and Bank Boston, N.A. , as rights agent, including Form of Certificate of Designation for the Preferred Stock, Form of Rights Certificate and the Summary of Rights to purchase Preferred Stock.

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


                                  TANDY BRANDS ACCESSORIES, INC.
                                  (Registrant)




                                  /s/ J.S.B. Jenkins
                                  ------------------------------------------
                                  J.S.B. Jenkins
                                  President and Chief Executive Officer





                                  /s/ Stanley T. Ninemire
                                  ------------------------------------------
                                  Stanley T. Ninemire
                                  Senior Vice President, Chief Financial Officer and Treasurer



Date: November 12, 1999

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

(10)  Material Contracts

10.34  Promissory Note between
       Tandy Brands Accessories, Inc.
       and  Bank of America, N.A.
       dated  November  1, 1999.                N/A            N/A             N/A            N/A

(27)  Financial Data Schedule

27.1  Financial Data Schedule                   N/A            N/A             N/A            N/A