Form 10-Q
period 1999-12-31
TANDY BRANDS ACCESSORIES INC
filed 2000-02-10
CIK 869487

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

                              --------------------

For the Period Ended December 31, 1999            Commission File Number 0-18927


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

                           Yes   X    No
                               -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Class                 Number of shares outstanding at December 31, 1999
Common stock, $1 par value                        5,800,572

================================================================================

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                         Quarter Ended December 31, 1999


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

                                                       Three Months                Six Months
                                                          Ended                      Ended
                                                       December 31                 December 31
                                                ------------------------    ------------------------
                                                   1999          1998          1999          1998
                                                ----------    ----------    ----------    ----------
Net sales                                       $   57,566    $   54,122    $  110,822    $   98,403
Cost of goods sold                                  35,901        34,053        70,273        61,854
                                                ----------    ----------    ----------    ----------
          Gross margin                              21,665        20,069        40,549        36,549


Selling, general and administrative expenses        12,920        12,401        25,587        23,514
Depreciation and amortization                          866           807         1,699         1,554
                                                ----------    ----------    ----------    ----------
          Total operating expenses                  13,786        13,208        27,286        25,068
                                                ----------    ----------    ----------    ----------

Operating income                                     7,879         6,861        13,263        11,481

Interest expense                                      (922)         (843)       (1,815)       (1,588)
Royalty income and early termination of
     license agreement                               1,043            24         1,074            44
                                                ----------    ----------    ----------    ----------

Income before provision for income taxes             8,000         6,042        12,522         9,937
Provision for income taxes                           3,107         2,364         4,861         3,875
                                                ----------    ----------    ----------    ----------
          Net income                            $    4,893    $    3,678    $    7,661    $    6,062
                                                ==========    ==========    ==========    ==========

Earnings per common share                       $     0.84    $     0.64    $     1.32    $     1.07
                                                ==========    ==========    ==========    ==========

Earnings per common share - assuming dilution   $     0.83    $     0.63    $     1.30    $     1.05
                                                ==========    ==========    ==========    ==========

Common shares outstanding                            5,802         5,714         5,799         5,692
                                                ==========    ==========    ==========    ==========

Common shares outstanding - assuming dilution        5,868         5,795         5,871         5,782
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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0-18927
                                   Form 10-Q
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                               December 31,      June 30,
                                                                                   1999            1999
                                                                               ------------    ------------
ASSETS                                                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                                 $      1,423    $        180
     Accounts receivable, net                                                        41,556          33,514
     Inventories:
         Raw materials and work in process                                            5,306           6,879
         Finished goods                                                              49,039          48,680
     Other current assets                                                             2,742           1,823
                                                                               ------------    ------------
         Total current assets                                                       100,066          91,076
                                                                               ------------    ------------

Property and equipment, at cost                                                      17,975          17,187
Accumulated depreciation                                                             (7,276)         (6,722)
                                                                               ------------    ------------
         Net property and equipment                                                  10,699          10,465
                                                                               ------------    ------------

Other assets:
     Goodwill, less amortization                                                     11,652          10,373
     Other assets, less amortization                                                  7,975           8,224
                                                                               ------------    ------------
         Total other assets                                                          19,627          18,597
                                                                               ------------    ------------
TOTAL ASSETS                                                                   $    130,392    $    120,138
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $      3,759    $      5,835
     Accrued expenses                                                                 8,557           4,394
                                                                               ------------    ------------
         Total current liabilities                                                   12,316          10,229
                                                                               ------------    ------------

Other liabilities:
     Notes payable                                                                   47,825          47,425
     Other noncurrent liabilities                                                       356             292
                                                                               ------------    ------------
         Total other liabilities                                                     48,181          47,717
                                                                               ------------    ------------

Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000 shares authorized, none issued             --              --
     Common stock, $1 par value, 10,000,000 shares authorized,
         5,800,572 shares and 5,761,952 shares issued and outstanding
         as of  December 31, 1999, and June 30, 1999, respectively                    5,801           5,762
     Additional paid-in capital                                                      22,398          21,900
     Cumulative other comprehensive income                                             (308)           (381)
     Retained earnings                                                               42,572          34,911
     Treasury stock, at cost                                                           (568)             --
                                                                               ------------    ------------
         Total stockholders' equity                                                  69,895          62,192
                                                                               ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    130,392    $    120,138
                                                                               ============    ============

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

                                                                                Six Months Ended
                                                                                  December 31,
                                                                            ------------------------
                                                                               1999          1998
                                                                            ----------    ----------
Cash flows from operating activities:
   Net income                                                               $    7,661    $    6,062
   Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
      Depreciation                                                                 941           857
      Amortization                                                                 821           765
      Other                                                                         49          (112)
   Change in assets and liabilities:
      Accounts receivable                                                       (7,211)       (9,310)
      Inventories                                                                2,190        (6,029)
      Other assets                                                                (950)         (374)
      Accounts payable                                                          (2,076)       (1,126)
      Accrued expenses                                                           4,007          (336)
                                                                            ----------    ----------
   Net cash provided by (used for) operating activities                          5,432        (9,603)
                                                                            ----------    ----------

Cash flows from investing activities:
   Purchases of property and equipment                                            (997)       (2,059)
   Purchase of Frank Spielberg, LLC                                             (3,561)            0
                                                                            ----------    ----------
   Net cash used for investing activities                                       (4,558)       (2,059)
                                                                            ----------    ----------

Cash flows from financing activities:
   Exercise of employee stock options                                               37           171
   Sale of stock to stock purchase program                                         791           871
   Purchase of treasury stock                                                     (859)            0
   Proceeds from borrowings                                                     51,395        40,942
   Payments under borrowings                                                   (50,995)      (29,892)
                                                                            ----------    ----------
   Net cash provided by financing activities                                       369        12,092
                                                                            ----------    ----------
Net increase in cash and cash equivalents                                        1,243           430
Cash and cash equivalents at beginning of period                                   180           283
                                                                            ----------    ----------
Cash and cash equivalents at end of period                                  $    1,423    $      713
                                                                            ==========    ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                              $    1,460    $    1,139
      Income taxes                                                               2,530         2,113







         The accompanying notes are an integral part of these condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1 - Accounting Principles.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 1999.

Note 2 - Acquisitions

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

Note 3 - Comprehensive Income.

         The components of comprehensive income, net of related tax, for the three and six months ended December 31, 1999 and 1998 are as follows (in thousands):

                                                 Three Months               Six Months
                                                    Ended                      Ended
                                                 December 31                December 31
                                           -----------------------    -----------------------
                                              1999         1998          1999         1998
                                           ----------   ----------    ----------   ----------
Net income                                 $    4,893   $    3,678    $    7,661   $    6,062
Foreign currency translation adjustments           51          (19)           73         (207)
                                           ----------   ----------    ----------   ----------

      Comprehensive income                 $    4,944   $    3,659    $    7,734   $    5,855
                                           ==========   ==========    ==========   ==========

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share.

         The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                     Three Months               Six Months
                                                        Ended                     Ended
                                                     December 31               December 31
                                               -----------------------   -----------------------
                                                  1999         1998         1999         1998
                                               ----------   ----------   ----------   ----------
Numerator for basic and diluted earnings per
     share:

     Net income                                $    4,893   $    3,678   $    7,661   $    6,062
                                               ==========   ==========   ==========   ==========

Denominator:
         Weighted average shares outstanding        5,784        5,700        5,782        5,675
         Contingently issuable shares                  18           14           17           17
                                               ----------   ----------   ----------   ----------
     Denominator for basic earnings per
         share - weighted average shares            5,802        5,714        5,799        5,692

     Effect of dilutive securities:
         Employee stock options                        56           69           61           77
         Director stock options                        10           12           11           13
                                               ----------   ----------   ----------   ----------
     Dilutive potential common shares                  66           81           72           90

     Denominator for diluted earnings per
         share - adjusted weighted - average
         shares                                     5,868        5,795        5,871        5,782
                                               ==========   ==========   ==========   ==========

Basic earnings per share                       $     0.84   $     0.64   $     1.32   $     1.07
                                               ==========   ==========   ==========   ==========

Diluted earnings per share                     $     0.83   $     0.63   $     1.30   $     1.05
                                               ==========   ==========   ==========   ==========

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

Information regarding operations and assets by segment are as follows (in thousands):


                                            Three Months Ended           Six Months Ended
                                               December 31,                December 31,
                                         ------------------------    ------------------------
                                            1999          1998          1999          1998
                                         ----------    ----------    ----------    ----------
Revenue from external customers:
   Men's accessories                     $   33,976    $   34,010    $   62,060    $   59,153
   Women's accessories                       23,590        20,112        48,762        39,250
                                         ----------    ----------    ----------    ----------
                                         $   57,566    $   54,122    $  110,822    $   98,403
                                         ==========    ==========    ==========    ==========

Operating income (loss) (1):
   Men's accessories                          6,014         5,105         9,169         7,923
   Women's accessories                        1,865         1,756         4,094         3,558
                                         ----------    ----------    ----------    ----------
                                         $    7,879    $    6,861    $   13,263    $   11,481
                                         ==========    ==========    ==========    ==========

Interest expense                                922           843         1,815         1,588
Other (income) expense (2)                   (1,043)          (24)       (1,074)          (44)
                                         ----------    ----------    ----------    ----------

Income before income taxes               $    8,000    $    6,042    $   12,522    $    9,937
                                         ==========    ==========    ==========    ==========

Depreciation and amortization expense:
   Men's accessories                     $      570    $      585    $    1,123    $    1,126
   Women's accessories                          296           222           576           428
                                         ----------    ----------    ----------    ----------
                                         $      866    $      807    $    1,699    $    1,554
                                         ==========    ==========    ==========    ==========

Capital expenditures:
   Men's accessories                     $       12    $      738    $       42    $      936
   Women's accessories                          248            59           261           160
   Corporate                                    427           629           915           963
                                         ----------    ----------    ----------    ----------
                                         $      687    $    1,426    $    1,218    $    2,059
                                         ==========    ==========    ==========    ==========


(1) Operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses.
(2) Other (income) expense includes royalty income on corporate tradenames and the early termination of a license agreement (See Note 9.) not specifically identifiable to a segment.

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

Note 7 - Stock Repurchase Program

On October 20, 1999, the Company's Board of Directors approved a plan to repurchase, from time to time in the open market or through negotiated transactions, shares of the Company's common stock at an aggregate purchase price of up to $2,000,000 (the "Repurchase Program"). Any open market purchases will be at prevailing market prices. The timing of any repurchases will depend on market conditions, market price, and management's assessment of the Company's liquidity and cash flow needs. Any repurchased shares will be added to the Company's treasury shares and may be used for the Company's stock plans and other corporate purposes. The funds required for the repurchases will be provided from the Company's current cash balances, operating cash flow, or the Company's credit facility. During the three months ended December 31, 1999, the Company repurchased 62,300 shares of treasury stock under the Repurchase Program at a cost of approximately $859,000. During the three months ended December 31, 1999, 21,079 shares of treasury stock were reissued to the Company's employee stock purchase program.

Note 8 - Stockholder Rights Plan

On November 2, 1999, the Company's Board of Directors renewed the Company's stockholder rights plan designed to protect its stockholders from unsolicited, coercive takeover proposals. A new amended and restated plan was adopted in the normal course of updating and extending the predecessor stockholder rights plan, which was scheduled to expire on December 31, 2000, and not in response to any acquisition proposal. The expiration date of the rights plan was extended to October 19, 2009. The amended plan has been altered to reflect prevailing stockholder rights plan terms, such as lowering the share ownership level which triggers the exercise of the rights and eliminating the continuing director provision. The amended plan provides for an increase in the exercise price of the rights under the plan from $36.00 to $70.00. In connection with the announcement, the Company filed the amended and restated plan on Form 8-K with the Securities and Exchange Commission on November 2, 1999.

Note 9 - Termination of License Agreement

On November 9, 1999, the Company and JONES APPAREL GROUP agreed to amend their existing licensing agreement. Under the amended agreement Tandy Brands Accessories will continue to design and market men's belts and personal leather goods as well as women's small leather goods under various JONES NEW YORK(R) brands, but will no longer design and market women's handbags under any JONES NEW YORK(R) brands. As compensation for the early termination of women's handbag license rights, Jones Apparel Group will paid the Company $1.5 million in cash, of which a portion will be used to wind down functions related to the license arrangements. Consequently, the results for the three and six month periods ended December 31, 1999 include a one-time benefit, net of related costs of $1.0 million from the termination of this licensing agreement.

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

On October 20, 1999, the Company also announced that the Board of Directors elected Colombe M. Nicholas, to the Board. Ms. Nicholas replaces Robert E. Runice, who retired from the Board. Ms. Nicholas' business experience spans more than 25 years, including her most recent post as President and Chief Executive Officer of Anne Klein Company. Prior to her tenure with Anne Klein, Ms. Nicholas was President and Chief Operating Officer of Giorgio Armani Fashion Corp., a subsidiary of G.F.T., and President and Chief Executive Officer of Christian Dior. Ms. Nicholas also serves on the Board of Directors of Ashford.com, a Internet retailer of luxury and premium products. She holds a J.D. from the University of Chicago College of Law, a B.A. from the University of Dayton, and was awarded an Honorary Doctorate in business from Bryant College of Rhode Island for her accomplishments as a business leader.

RESULTS OF OPERATIONS

         Sales and gross margin data from the Company's segments for the three and six months ended fiscal 2000 compared to the same periods last year were as follows (in thousands):

                                            Three Months Ended           Six Months Ended
                                               December 31,                December 31,
                                         ------------------------    ------------------------
                                            1999          1998          1999          1998
                                         ----------    ----------    ----------    ----------
Net sales:
   Men's accessories                     $   33,976    $   34,010    $   62,060    $   59,153
   Women's accessories                       23,590        20,112        48,762        39,250
                                         ----------    ----------    ----------    ----------
Total net sales                          $   57,566    $   54,122    $  110,822    $   98,403
                                         ==========    ==========    ==========    ==========

Gross margin:
   Men's accessories                     $   13,945    $   13,330    $   24,677    $   23,365
   Women's accessories                        7,720         6,739        15,872        13,184
                                         ----------    ----------    ----------    ----------
Total gross margin                       $   21,665    $   20,069    $   40,549    $   36,549
                                         ==========    ==========    ==========    ==========

Gross margin as a percentage of sales:

   Men's accessories                           41.0%         39.2%         39.8%         39.5%

   Women's accessories                         32.7%         33.5%         32.5%         33.6%

   Total                                       37.6%         37.1%         36.6%         37.1%


THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998

NET SALES
For the three month period ended December 31, 1999, net sales increased 6.4% to $57,566,000 as compared to net sales of $54,122,000 for the same period last year. The overall sales increase was attributable to increased women's accessories sales. The sales from the purchase of assets of Frank Spielberg Sales, LLC accounted for 61% of the women's accessories sales increase with the remaining increase attributable to the Company's existing women's product lines. The decrease in men's accessories sales for the three months ended December 31, 1999 was due to the timing of initial shipments of Amity/Rolfs men's small leather goods to certain mass merchants that occurred in the same period last year. For the six month period ended December 31, 1999, net sales increased 12.6% to $110,822,000 as compared to net sales of $98,403,000 for the same period last year. The sales increases were attributable to higher sales volume in men's small leather goods and handbag sales sold to various mass merchants.

GROSS MARGINS
Gross margins for the three-month period ended December 31, 1999 increased $1,596,000, or 8.0% as compared to the same period for the prior year. As a percentage of sales, men's gross margin increased 1.8% due to a higher sales mix of department store and specialty retail sales compared to the prior year and the first quarter of fiscal 2000. The women's gross margin percentage decreased
 .8% and 1.1%, respectively for the three and six month periods ended December 31, 1999 as compared to the same periods last year. The decrease is the result of the higher mass merchant sales as compared to the same periods in the prior year.

OPERATING EXPENSES
Selling, general and administrative expenses as a percentage of net sales for the three and six months ended December 31, 1999 decreased .5% and .8%, respectively as compared to the same periods in the prior year. A portion of the decrease resulted from a larger mix of mass merchant product sales, which, on a percentage of sales basis, incur lower variable selling expenses than department store product sales as well as volume efficiencies from increased sales.

Depreciation and amortization expenses increased $59,000 and $145,000 for the three and six months ended December 31, 1999, respectively, compared to the same periods in the prior year. The increase is attributable to capital expenditures related to the Company's management information and distribution software systems installed during fiscal 1999 and the amortization of goodwill recorded in connection with the Spielberg acquisition.

Interest expense for the three and six month periods ended December 31, 1999 increased $79,000 and $227,000, respectively as compared to the same periods in the prior year. The increase is primarily related to higher debt levels as a result of higher sales levels and inventory requirements.

The effective tax rate for the six months ended December 31, 1999 was 38.8% which is consistent with the same period in the prior year.

Net income for the three-month period ended December 31,1999 increased 33% to $4,893,000, or $0.83 per diluted share, compared to net income of $3,678,000, or $0.63 per diluted share for the same period in the prior year. On November 2, 1999, the company negotiated an early termination of its handbag licensing agreement with Jones New York. (See Note 9.) Both the three and six month results include a one time benefit, including related costs, of $1,000,000 from the termination of this licensing agreement. Excluding the net benefit of the early license termination, net income for the three-month period ended December 31,1999 increased 16.4% to $4,281,000, or $0.73 per diluted share from the same period last year.

Net income for the six months ended December 31, 1999 increased 26.4% to $7,661,000, or $1.30 per diluted share, compared to net income of $6,062,000, or $1.05 per diluted share, for the same period in the prior year. Excluding the net benefit of the early license termination, net income for the six months increased 16.3% to $7,049,000, or $1.20 per diluted share from the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flows from operations and the Company's lines of credit. The Company has two unsecured domestic bank credit lines aggregating $90,000,000, which can be used for seasonal borrowings and letters of credit. The Company's borrowings under its credit lines were $47,825,000 and $53,650,000 as of December 31, 1999 and 1998,
respectively. The decrease in borrowings under these lines of credit is consistent with the Company's increased sales.

See Note 6 for a discussion of certain amendments to these credit lines.

For the six months ended December 31, 1999, the Company's operating activities provided cash of $5,432,000 compared to a use of cash of $9,603,000 for the same period last year. The increase was attributable to timing of cash receipt collections related to increased sales and estimated tax payments during the six months ended December 31, 1999.

Capital expenditures were $997,000 for the six months ended December 31, 1999. The decrease of $1,062,000 over the same prior year period is due to the timing of capital investments during fiscal 2000. Management anticipates that the Company's level of capital investment for fiscal 2000 will approximate the prior year. Capital commitments for fiscal 2000 include leasehold improvements for a new distribution facility in Dallas, Texas, for women's accessories as well as additional hardware and software applications.

See Note 2 for a discussion of the purchase of Frank Spielberg, LLC.

The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain its earnings for the foreseeable future to provide funds for the expansion of its business. The Company's existing credit agreements currently contain covenants related to the maintenance of certain financial ratios, which could impose certain limitations on the payment of dividends.

See Note 7 for a discussion of the Company's stock repurchase program.

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 3. Qualitative and Quantitative Disclosures About  Market Risk

The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into a interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. At December 31, 1999 the Company had borrowings under its credit lines of $47,825,000 bearing a weighted-average interest rate of 6.37%. In fiscal 1999, the Company entered into a five-year interest rate swap agreement converting $15,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90 day LIBOR rate. At December 31, 1999, the receive and pay rates related to the interest rate swap were 7.07% and 6.52%, respectively. The potential impact of market conditions on the fair value of the Company's indebtedness is not expected to be material.

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 6. Exhibits and Reports on Form 8-K.

The Company filed a report on Form 8-K during the quarter ended December 31, 1999 as listed below. The exhibits filed as a part of this report are listed below.


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



Date: February 10, 2000

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


                                                            Incorporated by Reference
                                                                 (If applicable)
                                              -------------------------------------------------------
Exhibit Number and Description                  Form           Date          File No.       Exhibit
------------------------------                ---------    -------------    -----------    ----------
(4)   Instruments defining the rights
      of security holders, including
      indentures

      4.1  Certificate of Designations,
           Powers, Preferences and
           Rights of Series A Junior
           Participating Cumulative
           Preferred Stock of Tandy
           Brands Accessories, Inc.             S-1          11/02/90         33-37588         4.1

      4.2  Form of Common Stock
           Certificate of Tandy
           Brands Accessories, Inc.             S-1          11/02/90         33-37588         4.2

      4.5  Form of Rights Certificate
           of Tandy Brands
           Accessories, Inc.                    8-K          11/02/99         0-18927          4.0

      4.6  Amended and Restated
           Rights Agreement dated
           October  19, 1999,
           Between Tandy Brands
           Accessories, Inc.
           and Bank Boston, N.A.                8-K          11/02/99         0-18927          4.0

(27)  Financial Data Schedule

27.1  Financial Data Schedule                   N/A            N/A              N/A            N/A