Form 10-Q
period 2000-03-31
TANDY BRANDS ACCESSORIES INC
filed 2000-05-12
CIK 869487

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

                              --------------------

For the Period Ended March 31, 2000             Commission File Number 0-18927


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

                            Yes X      No
                               ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class                  Number of shares outstanding at March 31, 2000
Common stock, $1 par value                       5,808,968

===============================================================================

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                          Quarter Ended March 31, 2000


                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

Item                                                                           Page No.
----                                                                           --------
1.       Consolidated Financial Statements                                        3 - 9

2.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              10 - 13

3.       Qualitative and Quantitative Disclosures About  Market Risk                 14

PART II -- OTHER INFORMATION

Item

6.       Exhibits and Reports on Form 8-K                                            14


         SIGNATURES                                                                  15


         INDEX TO EXHIBITS                                                           16

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0-18927
                                   Form 10-Q
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                  Three Months                          Nine Months
                                                                     Ended                                 Ended
                                                                    March 31                              March 31
                                                         -------------------------------       -------------------------------
                                                             2000               1999               2000               1999
                                                         ------------       ------------       ------------       ------------
Gross sales, less discounts, returns and allowances      $     39,686       $     38,247       $    150,508       $    136,650
Cost of goods sold                                             25,665             24,162             95,938             86,016
                                                         ------------       ------------       ------------       ------------
          Gross margin                                         14,021             14,085             54,570             50,634


Selling, general and administrative expenses                   11,984              9,882             37,571             33,396
Depreciation and amortization                                     861                760              2,560              2,314
                                                         ------------       ------------       ------------       ------------
          Total operating expenses                             12,845             10,642             40,131             35,710
                                                         ------------       ------------       ------------       ------------

Operating income                                                1,176              3,443             14,439             14,924

Interest expense                                                 (726)              (716)            (2,541)            (2,304)
Royalty income and early terminations of
     license agreements                                           646                 73              1,720                117
                                                         ------------       ------------       ------------       ------------

Income before provision for income taxes                        1,096              2,800             13,618             12,737
Provision for income taxes                                        425              1,085              5,286              4,960
                                                         ------------       ------------       ------------       ------------
          Net income                                     $        671       $      1,715       $      8,332       $      7,777
                                                         ============       ============       ============       ============

Earnings per common share                                $       0.12       $       0.30       $       1.44       $       1.36
                                                         ============       ============       ============       ============

Earnings per common share - assuming dilution            $       0.12       $       0.29       $       1.42       $       1.34
                                                         ============       ============       ============       ============

Common shares outstanding                                       5,763              5,746              5,786              5,710
                                                         ============       ============       ============       ============

Common shares outstanding - assuming dilution                   5,808              5,835              5,849              5,799
                                                         ============       ============       ============       ============

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

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0-18927
                                  Form 10-Q
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                    March 31,          June 30,
                                                                                      2000               1999
                                                                                  ------------       ------------
                                                                                  (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                    $      1,397       $        180
     Accounts receivable, net                                                           33,604             33,514
     Inventories:
         Raw materials and work in process                                               4,959              6,879
         Finished goods                                                                 48,040             48,680
     Other current assets                                                                2,591              1,823
                                                                                  ------------       ------------
         Total current assets                                                           90,591             91,076
                                                                                  ------------       ------------

Property and equipment, at cost                                                         18,567             17,187
Accumulated depreciation                                                                (8,089)            (6,722)
                                                                                  ------------       ------------
         Net property and equipment                                                     10,478             10,465
                                                                                  ------------       ------------

Other assets:
     Goodwill, less amortization                                                        11,440             10,373
     Other assets, less amortization                                                     8,000              8,224
                                                                                  ------------       ------------
         Total other assets                                                             19,440             18,597
                                                                                  ------------       ------------
TOTAL ASSETS                                                                      $    120,509       $    120,138
                                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $      2,935       $      5,835
     Accrued expenses                                                                    5,187              4,394
                                                                                  ------------       ------------
         Total current liabilities                                                       8,122             10,229
                                                                                  ------------       ------------

Other liabilities:
     Notes payable                                                                      42,025             47,425
     Other noncurrent liabilities                                                          193                292
                                                                                  ------------       ------------
         Total other liabilities                                                        42,218             47,717
                                                                                  ------------       ------------

Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000 shares authorized, none issued                --                 --
     Common stock, $1 par value, 10,000,000 shares authorized,
         5,808,968 shares and 5,761,952 shares issued and outstanding
         as of  March 31, 2000, and June 30, 1999, respectively                          5,809              5,762
     Additional paid-in capital                                                         22,446             21,900
     Cumulative other comprehensive income                                                (320)              (381)
     Retained earnings                                                                  43,243             34,911
     Treasury stock, at cost                                                            (1,009)                --
                                                                                  ------------       ------------
         Total stockholders' equity                                                     70,169             62,192
                                                                                  ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $    120,509       $    120,138
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

                                                                                       Nine Months Ended
                                                                                            March 31,
                                                                                -------------------------------
                                                                                   2000               1999
                                                                                ------------       ------------
Cash flows from operating activities:
    Net income                                                                  $      8,332       $      7,777
    Adjustments to reconcile net income to net cash provided by (used for)
    operating activities:
       Depreciation                                                                    1,519              1,276
       Amortization                                                                    1,229              1,146
       Other                                                                            (130)               (82)
    Change in assets and liabilities:
       Accounts receivable                                                               741             (4,188)
       Inventories                                                                     3,536             (2,859)
       Other assets                                                                     (656)               (90)
       Accounts payable                                                               (2,900)            (3,640)
       Accrued expenses                                                                  474             (2,217)
                                                                                ------------       ------------
    Net cash provided by (used for) operating activities                              12,145             (2,877)
                                                                                ------------       ------------

Cash flows from investing activities:
    Purchases of property and equipment                                               (1,551)            (2,413)
    Purchase of Frank Spielberg, LLC                                                  (3,561)                --
                                                                                ------------       ------------
    Net cash used for investing activities                                            (5,112)            (2,413)
                                                                                ------------       ------------

Cash flows from financing activities:
    Exercise of employee stock options                                                   114                222
    Sale of stock to stock purchase program                                            1,129              1,103
    Purchase of treasury stock                                                        (1,659)                --
    Proceeds from borrowings                                                          68,320             52,392
    Payments under borrowings                                                        (73,720)           (48,292)
                                                                                ------------       ------------
    Net cash provided by (used for) financing activities                              (5,816)             5,425
                                                                                ------------       ------------
Net increase in cash and cash equivalents                                              1,217                135
Cash and cash equivalents at beginning of period                                         180                283
                                                                                ------------       ------------
Cash and cash equivalents at end of period                                      $      1,397       $        418
                                                                                ============       ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                 $      2,909       $      2,200
       Income taxes                                                                    4,855              3,344
Noncash activities:
    None

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1 - Accounting Principles.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 1999.

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

Note 3 - Comprehensive Income.

         The components of comprehensive income, net of related tax, for the three and nine months ended March 31, 2000 and 1999 are as follows (in thousands):


                                                          Three Months                     Nine Months
                                                             Ended                            Ended
                                                            March 31                         March 31
                                              -------------------------------      ------------------------------
                                                  2000               1999              2000              1999
                                              ------------       ------------      ------------      ------------
Net income                                    $        671       $      1,715      $      8,332      $      7,777
Foreign currency translation adjustments               (12)                53                61              (154)
                                              ------------       ------------      ------------      ------------

      Comprehensive income                    $        659       $      1,768      $      8,393      $      7,623
                                              ============       ============      ============      ============

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share.

         The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                 Three Months                         Nine Months
                                                                    Ended                                Ended
                                                                   March 31                             March 31
                                                         ------------------------------      ------------------------------
                                                             2000              1999              2000              1999
                                                         ------------      ------------      ------------      ------------
Numerator for basic and diluted earnings per share:

     Net income                                          $        671      $      1,715      $      8,332      $      7,777
                                                         ============      ============      ============      ============

Denominator:
         Weighted average shares outstanding                    5,750             5,730             5,770             5,693
         Contingently issuable shares                              13                16                16                17
                                                         ------------      ------------      ------------      ------------
     Denominator for basic earnings per
         share - weighted average shares                        5,763             5,746             5,786             5,710

     Effect of dilutive securities:
         Employee stock options                                    37                75                53                76
         Director stock options                                     8                14                10                13
                                                         ------------      ------------      ------------      ------------
     Dilutive potential common shares                              45                89                63                89

     Denominator for diluted earnings per
         share - adjusted weighted - average
         shares                                                 5,808             5,835             5,849             5,799
                                                         ============      ============      ============      ============

Basic earnings per share                                 $       0.12      $       0.30      $       1.44      $       1.36
                                                         ============      ============      ============      ============

Diluted earnings per share                               $       0.12      $       0.29      $       1.42      $       1.34
                                                         ============      ============      ============      ============

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 5 - Disclosures about Segments of an Enterprise and Related Information.

The Company sells its products to a variety of retail outlets, including national chain stores, discount stores, major department stores, specialty stores, catalog retailers and the retail exchange operations of the United States military. The Company and its corresponding customer relationships are organized along Men's and Women's product lines. As a result, the Company has two reportable segments: (1) Men's Accessories consisting of belts, wallets, suspenders and other small leather goods and (2) Women's Accessories consisting of belts, wallets, handbags, socks, scarves, hats and hair accessories. General corporate expenses are allocated to each segment based on the respective segment's asset base. Depreciation and amortization expense related to assets recorded on the Company's corporate accounting records are allocated to each segment as described above. Management measures profit or loss on each segment based upon income or loss before taxes utilizing the accounting policies consistent in all material respects with those described in Note 1 of the Company's 1999 Annual Report. No intersegment revenue is recorded.

Information regarding operations and assets by segment are as follows (in thousands):



                                                   Three Months Ended                   Nine Months Ended
                                                       March 31,                            March 31,
                                            -------------------------------       -------------------------------
                                                2000               1999               2000               1999
                                            ------------       ------------       ------------       ------------
Revenue from external customers:
   Men's accessories                        $     24,323       $     23,007       $     86,383       $     82,160
   Women's accessories                            15,363             15,240             64,125             54,490
                                            ------------       ------------       ------------       ------------
                                            $     39,686       $     38,247       $    150,508       $    136,650
                                            ============       ============       ============       ============

Operating income (loss) (1):
   Men's accessories                               2,290              2,827             11,458             10,750
   Women's accessories                            (1,114)               616              2,981              4,174
                                            ------------       ------------       ------------       ------------
                                            $      1,176       $      3,443       $     14,439       $     14,924
                                            ============       ============       ============       ============

Interest expense                                    (726)              (716)            (2,541)            (2,304)
Other income (2)                                     646                 73              1,720                117
                                            ------------       ------------       ------------       ------------

Income before income taxes                  $      1,096       $      2,800       $     13,618       $     12,737
                                            ============       ============       ============       ============

Depreciation and amortization expense:
   Men's accessories                        $        577       $        521       $      1,700       $      1,647
   Women's accessories                               284                239                860                667
                                            ------------       ------------       ------------       ------------
                                            $        861       $        760       $      2,560       $      2,314
                                            ============       ============       ============       ============

Capital expenditures:
   Men's accessories                        $         94       $        (66)      $        136       $        870
   Women's accessories                               232                 15                493                175
   Corporate                                         228                404              1,143              1,368
                                            ------------       ------------       ------------       ------------
                                            $        554       $        353       $      1,772       $      2,413
                                            ============       ============       ============       ============

(1) Operating income consists of net sales less cost of sales, specifically identifiable selling, general and administrative expenses.

(2) Other (income) expense includes royalty income on corporate tradenames and the early terminations of a license agreements (See Note 7) not specifically identifiable to a segment.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 6 - Stock Repurchase Program

On April 26, 2000, the Company's Board of Directors approved a plan to repurchase, from time to time in the open market or through negotiated transactions, shares of the Company's common stock at an aggregate purchase price of up to $2,000,000 (the "repurchase program"). This program is an extension of the $2,000,000 repurchase program the Company initiated on October 20, 1999. Any open market purchases will be at prevailing market prices. The timing of any repurchases will depend on market conditions, market price, and management's assessment of the Company's liquidity and cash flow needs. Any repurchased shares will be added to the Company's treasury shares and may be used for the Company's stock plans and other corporate purposes. The funds required for the repurchases will be provided from the Company's current cash balances, operating cash flow, or the Company's credit facility. During the nine months ended March 31, 2000, the Company repurchased 140,800 shares of treasury stock under the repurchase program at a cost of approximately $1,659,000. During the nine months ended March 31, 2000, 50,452 shares of treasury stock were reissued to the Company's employee stock purchase program.

Note 7 - Terminations of  License Agreements

On November 9, 1999, the Company and JONES APPAREL GROUP amended their existing licensing agreement. Under the amended agreement Tandy Brands Accessories will continue to design and market men's belts and personal leather goods as well as women's small leather goods under various JONES NEW YORK(R) brands, but will no longer design and market women's handbags under any JONES NEW YORK(R) brands. As compensation for the early termination of women's handbag license rights, Jones Apparel Group paid the Company $1,500,000 in cash, of which a portion was used to wind down functions related to the license arrangements. Consequently, the results for the nine-month period ended March 31, 2000 include a one-time benefit, net of related costs of $1,000,000 from the termination of this licensing agreement.

On March 3, 2000, the Company and JONES APPAREL GROUP amended their existing licensing agreement. Under the amended agreement Tandy Brands Accessories will continue to design and market men's small leather goods and belts under various JONES NEW YORK(R) brands, but will no longer design and market women's small leather goods under any JONES NEW YORK(R) brands. As compensation for the early termination of the small leather goods license rights, Jones Apparel Group paid Tandy Brands $800,000 in cash. Additionally, Jones Apparel reimbursed Tandy Brands for its current on-hand small leather goods inventory of approximately $950,000. Consequently, the results for the three and nine month periods ended March 31, 2000 include a one-time benefit, net of related costs of $600,000 from the termination of this licensing agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

GENERAL

Tandy Brands Accessories, Inc. ("the Company") is a leading designer, manufacturer and marketer of branded men's, women's and children's accessories, including belts and small leather goods such as wallets. The Company's product line also includes handbags, socks, scarves, hats, hair accessories and suspenders. Tandy Brands' merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including Jones New York(R), Florsheim(R), Perry Ellis(R), Rolfs(R), Haggar(R), Bugle Boy(R), Canterbury(R), Prince Gardner(R), Princess Gardner(R), Amity(R), Accessory Design Group(R) and Tiger(R), as well as private brands for major retail customers. The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men's and women's specialty stores, golf pro shops and catalogs.

RESULTS OF OPERATIONS

         Sales and gross margin data from the Company's segments for the three and nine months ended fiscal 2000 compared to the same periods last year were as follows (in thousands):


                                                    Three Months Ended                   Nine Months Ended
                                                       March 31,                            March 31,
                                            -------------------------------       -------------------------------
                                                2000               1999               2000               1999
                                            ------------       ------------       ------------       ------------
Net sales:
   Men's accessories                        $     24,323       $     23,007       $     86,383       $     82,160
   Women's accessories                            15,363             15,240             64,125             54,490
                                            ------------       ------------       ------------       ------------
Total net sales                             $     39,686       $     38,247       $    150,508       $    136,650
                                            ============       ============       ============       ============

Gross margin:
   Men's accessories                        $      9,484       $      9,371       $     34,161       $     32,736
   Women's accessories                             4,537              4,714             20,409             17,898
                                            ------------       ------------       ------------       ------------
Total gross margin                          $     14,021       $     14,085       $     54,570       $     50,634
                                            ============       ============       ============       ============

Gross margin as a percentage of sales:

   Men's accessories                                39.0%              40.7%              39.5%              39.8%

   Women's accessories                              29.5%              30.9%              31.8%              32.8%

   Total                                            35.3%              36.8%              36.3%              37.1%

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES


THREE AND NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 1999


NET SALES

For the three-month period ended March 31, 2000, net sales increased 3.8% to $39,686,000 as compared to net sales of $38,247,000 for the same period last year. The overall increase was attributable to higher sales volume in existing men's product lines and sales from the purchase of assets of Frank Spielberg Sales, LLC. Although the Company achieved consistent core growth in men's accessories, the overall sales increase did not offset decreases in women's small leather goods and handbag sales resulting in a 2% decrease in core product sales as compared to prior year quarter. The lower than expected sales were caused primarily by weak reorders as a result of soft holiday retail sales and decreased women's accessories trend item sales as compared to the same period last year. Additionally, sales were impacted by the discontinuation of business of several retail customers as a result of industry consolidation, store closures and bankruptcies. These sales pressures were primarily concentrated on our women's accessory business including our small leather goods, belts and trend item product categories. The aforementioned sales shortfall in women's accessories had a disproportionate effect on selling, general and administrative expenses as a percentage of sales and net income during the three-month period ended March 31, 2000. For the nine-month period ended March 31, 2000, net sales increased 10.1% to $150,508,000 as compared to net sales of $136,650,000 for the same period last year. The sales increases were attributable to higher sales volume in men's small leather goods and handbag sales sold to various mass merchants.

GROSS MARGINS

Gross margins for the three-month period ended March 31, 2000 decreased $64,000, or 0.5% as compared to the same period for the prior year. As a percentage of sales, men's gross margin decreased 1.7% due to a higher sales mix of mass merchant sales compared to the prior year. The women's gross margin percentage decreased 1.4% and 1.0%, respectively for the three and nine month periods ended March 31, 2000 as compared to the same periods last year. The decrease is the result of the termination of the JONES NEW YORK(R) handbag and small leather good product lines (See Note 7) as well as higher mass merchant sales as compared to the same periods in the prior year.

OPERATING EXPENSES

Selling, general and administrative expenses as a percentage of net sales for the three and nine months ended March 31, 2000 increased to 30.2% and 25.0%, respectively as compared to 25.8% and 24.4% for the same periods in the prior year, respectively. The increase resulted from the timing of the wind down of the JONES NEW YORK handbag product line, the launch of the Rolfs(R) handbag line as well as increased levels of selling, general and administrative expenses in anticipation of higher sales volume.

Depreciation and amortization expenses increased $101,000 and $246,000 for the three and nine months ended March 31, 2000, respectively, compared to the same periods in the prior year. The increase is attributable to capital expenditures related to the Company's management information and distribution software systems installed during fiscal 1999 and the amortization of goodwill recorded in connection with the Spielberg acquisition.

Interest expense for the three and nine months ended March 31, 2000 increased $10,000 and $237,000, respectively as compared to the same periods in the prior year. The increase is primarily related to higher weighted average interest rates as compared to the same periods in the prior year.

The effective tax rate for the nine months ended March 31, 2000 was 38.8% which is consistent with the same period in the prior year.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES


Net income for the three-month period ended March 31, 2000 decreased 60.9% to $671,000, or $0.12 per diluted share, compared to net income of $1,715,000, or $0.29 per diluted share for the same period in the prior year. On March 3, 2000, the company negotiated an early termination of its small leather goods licensing agreement with Jones New York. (See Note 7). Both the three and nine month results include a one time benefit, including related costs, of $600,000 from the termination of this licensing agreement. Excluding the net benefit of the early license termination, net income for the three-month period ended March 31,2000 decreased 82.3% to $304,000, or $0.05 per diluted share from the same period last year.

Net income for the nine months ended March 31, 2000 increased 7.1% to $8,332,000, or $1.42 per diluted share, compared to net income of $7,777,000, or $1.34 per diluted share, for the same period in the prior year. On March 3, 2000 and November 9, 1999, the Company negotiated an early termination of its Jones New York handbag and small leather goods licensing agreements, respectively (See
Note 7). Excluding the net benefit of the early license termination realized during the second and third quarter of fiscal 2000, net income for the nine months decreased 5.5% to $7,353,000, or $1.26 per diluted share from the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flows from operations and the Company's lines of credit. The Company has two unsecured domestic bank credit lines aggregating $90,000,000, which can be used for seasonal borrowings and letters of credit. The Company's borrowings under its credit lines were $42,025,000 and $46,700,000 as of March 31, 2000 and 1999,
respectively. The decrease in borrowings under these lines of credit reflects the consistent application of cash provided by operations.

For the nine months ended March 31, 2000, the Company's operating activities provided cash of $12,145,000 compared to a use of cash of $2,877,000 for the same period last year. The increase was attributable to timing of cash receipt collections related to increased sales, reduced inventory levels and payments made on behalf of the termination of the Company's Jones New York handbag and small leather goods licensing agreements during the nine months ended March 31, 2000.

Capital expenditures were $1,551,000 for the nine months ended March 31, 2000. The decrease of $862,000 over the same prior year period is due to the timing of capital investments during fiscal 2000. Management anticipates that the Company's level of capital investment for fiscal 2000 will approximate the prior year. Capital commitments for fiscal 2000 include leasehold improvements for a new distribution facility in Dallas, Texas, for women's accessories as well as additional hardware and software applications.

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

See Note 6 for a discussion of the Company's stock repurchase program.

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 3. Qualitative and Quantitative Disclosures About Market Risk

The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into a interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. At March 31, 2000, the Company had borrowings under its credit lines of $42,025,000 bearing a weighted-average interest rate of 6.51%. In fiscal 1999, the Company entered into a five-year interest rate swap agreement converting $15,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90 day LIBOR rate. At March 31, 2000, the receive and pay rates related to the interest rate swap were 7.09% and 6.52%, respectively. The potential impact of market conditions on the fair value of the Company's indebtedness is not expected to be material.


                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 2000. The exhibits filed as a part of this report are listed below.


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


                                   TANDY BRANDS ACCESSORIES, INC.
                                   (Registrant)




                                   /s/ J.S.B. Jenkins
                                   -------------------------------------------
                                   J.S.B. Jenkins
                                   President and Chief Executive Officer





                                   /s/ Stanley T. Ninemire
                                   -------------------------------------------
                                   Stanley T. Ninemire
                                   Senior Vice President, Chief Financial
                                   Officer and Treasurer



Date: May 12, 2000

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                                  EXHIBIT INDEX


                                                            Incorporated by Reference
                                                                 (If applicable)
                                              ------------------------------------------------------
Exhibit Number and Description                  Form        Date           File No.        Exhibit
                                              --------    --------        ----------      ----------
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