Form 10-K405
period 2000-06-30
TANDY BRANDS ACCESSORIES INC
filed 2000-09-26
CIK 869487

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 0-18927

                         TANDY BRANDS ACCESSORIES, INC.

             (Exact Name of Registrant as Specified in its Charter)

           A DELAWARE CORPORATION                                75-2349915
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification Number)
        690 E. LAMAR BLVD., SUITE 200
           ARLINGTON, TEXAS 76011
  (Address of Principal Executive Offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock as reported on September 14, 2000, through the National Market System of the National Association of Securities Dealers Automated Quotation System) was approximately $29,431,000.

     There were 5,808,968 shares of common stock, $1.00 par value per share, outstanding at September 14, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(a) Annual Report to Stockholders for Fiscal Year Ended June 30, 2000 (incorporated by reference in Parts II and IV).

(b) Definitive Proxy Statement for the Annual Meeting to be held October 17, 2000 (incorporated by reference in Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                   FORM 10-K
                                     PART I
ITEM 1. BUSINESS.

     Tandy Brands Accessories, Inc. ("the Company") is a leading designer, manufacturer and marketer of branded men's, women's and children's accessories, including belts and small leather goods such as wallets. The Company's product line also includes handbags, socks, scarves, hats, hair accessories, suspenders and cold weather accessories. Tandy Brands' merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including Dockers(R), Jones New York(R), Florsheim(R), Perry Ellis(R), Rolfs(R), Haggar(R), Bugle Boy(R), Canterbury(R), Prince Gardner(R), Princess Gardner(R), Amity(R), Don Loper(R), Accessory Design Group(R), Tex Tan(R) and Tiger(R), as well as private brands for major retail customers. The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, grocery stores, men's and women's specialty stores, golf pro shops and catalogs.

     On July 16, 1999, the Company purchased certain assets of Frank Spielberg Sales LLC ("Spielberg"), a handbag designer and marketer based in St. Louis, Missouri, for approximately $3.4 million. The cash purchase price was provided by drawing on existing bank lines. Spielberg supplies proprietary design, marketing and sourcing expertise for handbags under department store private labels and direct sales to retailers.

     The Company seeks increased accessory sales and earnings through a variety of means, including increased sales through the Company's current operating units, as well as growth through the acquisition of similar businesses. The following chart summarizes the Company's acquisitions:

                      NAME OF BUSINESS
DATE ACQUIRED        OR ASSETS ACQUIRED      PRODUCT LINES       BRANDS ACQUIRED
-------------        ------------------      -------------       ---------------
May 1, 1992        Accessory Design Group  Women's            Accessory Design Group
                                           accessories and
                                           Belts

June 1, 1993       Durite Leather Goods    Women's apparel    Various private brands
                                           and Accessories

November 29, 1993  Accolade, Inc.          Men's and boys'    Always In Style(1)
                                           belts and
                                           Accessories

April 4, 1994      Certain assets of       Men's and women's  Prince Gardner
                   Prince Gardner          small leather      Princess Gardner
                   Incorporated            goods              Royalle by Prince
                                                              Gardner
                                                              Royalle by Princess
                                                              Gardner

August 30, 1994    H.A. Sheldon, Inc.      Men's belts,       Various private brands
                                           wallets and
                                           Suspenders

May 1, 1995        Canterbury Belts, Ltd.  Men's, women's     Canterbury
                                           and children's
                                           leather and
                                           fabric
                                           accessories

May 12, 1998       Certain assets of AR    Men's and women's  Amity Rolfs
                   Accessories Group,      small leather
                   Inc.                    goods

June 1, 1998       Tiger Accessories,      Men's and boys'    Tiger
                   Inc.                    belts

July 16, 1999      Frank Spielberg Sales,  Handbags           Coletta, Decca &
                   LLC                                        Tempo

---------------

(1) On March 27, 1995 the Company announced its decision to discontinue its Always In Style operations.

     The Company distributes its products to nearly every type and size of retail operation. The Company's key brands and each brand's targeted distribution channels and products are as follows:

BRAND                                        DISTRIBUTION CHANNEL         PRODUCTS
-----                                        --------------------         --------
Dockers(R).................................  National chain stores   Belts
                                             Department stores       Handbags
                                             Specialty stores        Small leather goods

Jones New York(R)..........................  Department stores       Belts
                                             Specialty stores        Small leather goods

Florsheim(R)...............................  Department stores       Belts
                                             Specialty stores        Small leather goods

Perry Ellis(R).............................  Department stores       Belts
                                             Specialty stores

Rolfs(R)...................................  Department stores       Small leather goods
                                             Specialty stores

Haggar(R)..................................  National chain stores   Belts
                                             Department stores       Small leather goods
                                             Catalogs

Bugle Boy(R)...............................  National chain stores   Belts
                                             Department stores       Small leather goods

Canterbury(R)..............................  Specialty stores        Belts
                                             Golf pro shops          Small leather goods

Prince Gardner(R)..........................  National chain stores   Small leather goods
                                             Specialty stores

Princess Gardner(R)........................  National chain stores   Small leather goods
                                             Specialty stores

Amity(R)...................................  Mass merchants          Small leather goods
                                             National chain stores

Coletta(R).................................  Mass merchants          Handbags
                                             National chain stores

Accessory Design Group(R)..................  Mass merchants          Belts
                                             National chain stores   Women's accessories

Tiger(R)...................................  Mass merchants          Belts
                                             National chain stores

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

PRODUCTS

                       [Chart]                              The Company's primary products are belts and
                                                            small leather goods, such as wallets, which
                                                            accounted for approximately 48.9% and 28.5%,
                                                            respectively, of the Company's net sales for
                                                            fiscal 2000. The Company's other products
                                                            include women's handbags, socks, scarves,
                                                            hats, hair accessories and men's neckwear,
                                                            suspenders and other fashion accessories,
                                                            which collectively accounted for the
                                                            remaining 22.6% of net sales in fiscal 2000.
                                                            Men's and boys' products accounted for
                                                            approximately 58.6% of net sales during
                                                            fiscal 2000, and women's and girls' products
                                                            accounted for approximately 41.4% of net
                                                            sales during the same period. Proprietary
                                                            brands, licensed brands and private brands
                                                            accounted for approximately 37.3%, 9.2% and
                                                            53.5%, respectively, of net sales during
                                                            fiscal 2000.

  Belts

                       [Chart]                              The Company and its predecessors have been
                                                            manufacturing and marketing belts for over
                                                            70 years, and belts remain the Company's
                                                            largest single product category,
                                                            representing approximately 48.9% of net
                                                            sales in fiscal 2000. The Company competes
                                                            in all four categories of the belt market:
                                                            casual, work, dress and fashion. In fiscal
                                                            2000, Tandy Brands manufactured
                                                            approximately 31.5% of the men's belts it
                                                            distributed and imported the balance from
                                                            China, Guatemala and various other countries

     The continuing trend toward casual attire has created an increasing demand for belts other than those in the traditional dress category. However, trends in women's fashion dress categories that have created design offerings that do not require a belt have been attributable to sales weakness in certain categories of women's belts. The Company's belt sales were $93.0 million in fiscal 2000, which represents an increase of 3.8% compared to fiscal 1999. In fiscal 2000, sales of men's and boys' belts represented $75.0 million, or 80.6% of total belt sales, and women's and girls' belts represented $18.0 million, or 19.4% of total belt sales.

  Small Leather Goods


                       [Chart]                              The Company's small leather goods consist
                                                            primarily of men's and women's wallets. The
                                                            Company's small leather goods are primarily
                                                            sourced from manufacturers in foreign
                                                            countries, such as China, due to the
                                                            labor-intensive nature of manufacturing
                                                            small leather goods and the relative low
                                                            cost of labor in those countries.

     Sales of the Company's small leather goods have increased in recent years as a result of increased market penetration through the use of licensed and proprietary brands. Sales of small leather goods accounted for approximately $54.1 million, or 28.5% of Tandy Brands' net sales in fiscal 2000. In fiscal 2000, sales of men's and boys' small leather goods represented $29.0 million, or 53.6% of total small leather goods sales, and women's and girls' small leather goods represented $25.1 million, or 46.4% of the Company's total small leather goods sales.

  Other Accessories

     In addition to belts and small leather goods, Tandy Brands distributes accessories such as women's handbags, socks, scarves, hats, hair accessories and men's suspenders. These products are marketed under certain of the Company's proprietary brands, licensed brands and private brands. These other accessories complement the Company's core belt and small leather goods products. All other accessory items sold by the Company are purchased by the Company from foreign and domestic sources and are manufactured according to the Company's design specifications. In fiscal 2000, Tandy Brands' sales of other accessories totaled $42.8 million, or 22.6% of its net sales.

PROPRIETARY BRANDS

                       [Chart]                              In addition to its licensed and private
                                                            brands, Tandy Brands produces and markets
                                                            products under its own registered trademarks
                                                            and trade names. The Company owns leading
                                                            and well recognized trademarks such as
                                                            Rolfs, Amity, Canterbury, Prince Gardner,
                                                            Princess Gardner, Royalle by Prince Gardner,
                                                            and Royalle by Princess Gardner. The Company
                                                            intends to build on the success of its
                                                            proprietary brand portfolio by pursuing
                                                            additional ownership opportunities and
                                                            expanding the assortment of products offered
                                                            and the retail channels served by its
                                                            proprietary brands. Net sales under the
                                                            Company's proprietary brands were
                                                            approximately $70.8 million, or 37.3% of the
                                                            Company's net sales in fiscal 2000.

EXCLUSIVE LICENSE AGREEMENTS

     Tandy Brands has been awarded exclusive license agreements for several well recognized brands, including Dockers, Jones New York, Florsheim, Perry Ellis, Bugle Boy, Haggar, Tex Tan, Beverly Hills Polo Club and Botany 500. Generally, these license agreements cover specific products and require that the Company pay annual royalties, ranging from two to eight percent of net sales, based on minimum sales quotas or sales. The terms of the agreements are typically four to ten years, with options to extend the terms, provided certain sales or royalty minimums are achieved. For fiscal 2000, sales of the Company's licensed products accounted for approximately 9.2% of the Company's net sales, with no sales associated with any individual license agreement accounting for more than five percent of net sales.

PRIVATE BRAND PRODUCTS

     In fiscal 2000, private brand products accounted for approximately $101.8 million, or 53.5% of the Company's net sales. Private brand programs offer the Company's customers exclusivity and pricing control over their products, both of which are important factors in the retail marketplace. Management believes that the Company's flexible sourcing capabilities, advanced electronic inventory management and replenishment systems and design, product development and merchandising expertise provide retailers with a superior alternative to direct sourcing of their private brand products. The Company's principal private brand programs include those for leading retailers such as Wal-Mart, JCPenney, Sears, and Target and nationally recognized private brand names such as Farah, Kathy Lee, Arizona, Jacqueline Ferrar, St. John's Bay and Cherokee.

CUSTOMERS

     The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, major department stores, grocery stores, men's and women's specialty stores, golf pro shops and catalogs. The Company maintains strong relationships with major retailers in the United States and Canada, including Wal-Mart, Target, K Mart, Shopko, AAFES, Sears, JCPenney, Kohl's, May Department Stores, Dillard's, Mervyn's and Federated Department Stores. For fiscal 2000, Wal-Mart represented 38.1% of the Company's net sales. In fiscal 2000, the Company's top ten customers accounted for approximately 66.2% of net sales.

     The Company had firm backlog orders for fiscal years 2000 and 1999 totaling $9,914,000 and $9,432,000, respectively. Shipment of backlog orders in fiscal 2000 is subject to product availability prior to customer order cancellation dates. The Company currently uses electronic data interchange ("EDI") for electronic communications of invoices, shipping notices, purchase orders and other transactions. Due to the rapid fulfillment of EDI orders, the backlog at June 30, 2000 may not be indicative of future quarterly results.

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

     Senior managers are responsible for generating profitable performance results by developing, planning, selling and implementing merchandise programs for their accounts. Individual senior managers develop and maintain business relationships with customers' buyers and merchandise managers. Senior managers also develop and propose comprehensive programs relating to product, pricing and fixturing and assist customers' buyers and merchandise managers in the implementation of these programs. The implementation of marketing programs is coordinated through the efforts of senior and regional managers. Senior managers are compensated based on a combination of salary and bonus tied to various measures of profitability and sales performance.

     The Company's in-store customer service relationships with various specialty stores, national chain stores and major department stores are maintained by a nationwide team of more than 60 sales associates in the United States and approximately 20 sales associates in Canada, who are organized on a regional basis and supervised by regional sales managers. Sales associates are responsible for overseeing accounts within a defined geographic territory, developing and maintaining business relationships with their respective customers, preparing and conducting line presentations and assisting customers in the implementation of programs at the individual store level. In addition, sales associates may, depending upon the needs of an individual customer, assist in the maintenance and presentation of merchandise on the selling floor. The Company's regional sales organization is supported by account executives. All sales personnel other than senior managers are compensated based on a combination of salary and commission.

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

COMPETITION

     Competition in the fashion accessories industry is intense. The Company's ability to remain competitive depends largely on its ability to maintain its customer relationships, create new designs and products and offer high quality merchandise at popular prices. The Company's men's and boys' belt business competes with a large number of companies, including Swank, Humphreys, Leegin, Max Leather and Salant. The Company's men's wallet business also competes with a large number of competitors, including Buxton, Humphreys, Mundi and Fossil. In women's and girls' belts, the Company competes primarily with Cipriani, Liz Claiborne, Circa and Fossil. The women's handbag business competes with Nine West, Liz Claiborne, Kenneth Cole, Fossil, Guess and others, while the women's personal leather goods business competes with Buxton, Mundi, Fossil, Liz Claiborne, Nine West and others.

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

RAW MATERIALS AND SUPPLIERS

     The major raw materials for the Company's products are readily available from a variety of foreign and domestic sources. In fiscal 2000, the Company sourced certain finished products representing approximately 84% of its net sales from outside manufacturers, both domestic and foreign. The Company has strong relationships with a number of high quality, low-cost foreign manufacturers who provide particularly labor-intensive products, such as small leather goods, manufactured to the Company's specifications.

MANUFACTURING OPERATIONS

     The Company's manufacturing facilities are located in Yoakum, Texas and Scarborough, Ontario. The Yoakum, Texas, facility has the capacity to manufacture approximately 5.3 million belts per year. During fiscal 2000, Tandy Brands' manufacturing facilities operated at approximately 74.5% of capacity. The Company continually seeks to increase the automation of its manufacturing operations. The Company believes that it is one of the lowest-cost domestic belt producers because of its automated equipment, large production volumes and economies of scale in raw materials and finished goods sourcing.

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

EMPLOYEES

     The Company had approximately 987 employees as of June 30, 2000. The Company believes that employee relations are generally good.

ITEM 2. PROPERTIES.

     The Company owns and operates the various facilities in Yoakum, Texas, which are used for leather product manufacturing, product distribution and administrative offices. The Company leases facilities in Scarborough, Ontario, which are used for the manufacture and distribution of leather goods. Additionally, the Company leases warehouse space in Dallas, Texas, and office space in Arlington, Texas, New York, New York, San Francisco, California, St. Louis, Missouri and Hong Kong. The Company has a renewal option for its corporate office space in Arlington. The Company owns the West Bend, Wisconsin facility which is utilized for the distribution of small leather goods and handbags. Management believes Tandy Brands' various properties are adequate and suitable for the particular uses involved.

     The total space owned, leased and occupied by the Company as of June 30, 2000, was as follows:

                                                           APPROXIMATE SQUARE FEET
                                                        -----------------------------
                                                         OWNED     LEASED      TOTAL
                                                        -------    -------    -------
Warehouse and Office..................................  413,000    226,000    639,000
Factory...............................................   63,000     27,000     90,000
                                                        -------    -------    -------
Total.................................................  476,000    253,000    729,000
                                                        =======    =======    =======

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business. No material legal proceedings were terminated during the fourth quarter of the 2000 fiscal year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the 2000 fiscal year.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     (a) The principal market for the registrant's common stock is the NASDAQ National Market System. The high and low bid information for the Company's common stock for each full quarterly period within the two most recent fiscal years appears on page 28 of the Company's 2000 Annual Report to Stockholders, which information is incorporated herein by reference.

     (b) The approximate number of record holders of common stock on September 14, 2000, was 1,142.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item appears on page 28 of the 2000 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item appears on pages 24 through 27 of the 2000 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into an interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. During fiscal 1999, the Company entered into a five-year interest rate swap agreement, which expires on November 17, 2003, converting $15,000,000 of outstanding indebtedness from a variable to a fixed interest rate. Interest differentials to be paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt period. The potential impact of market conditions on the fair value of the Company's indebtedness or its exposure to interest rate risk is not expected to be material. Given that such lines of credit bear interest at floating market interest rates, the fair value of amounts borrowed thereunder approximates carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item appears on pages 7 through 28 of the 2000 Annual Report to Stockholders, which information is incorporated herein by reference. Following is a cross reference for location of the requested information:

                                                               PAGE NUMBER IN
                                                                     THE
                                                                TANDY BRANDS
                                                              ACCESSORIES, INC.
                                                                 2000 ANNUAL
                                                                  REPORT TO
                                                                STOCKHOLDERS
                                                              -----------------
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Income for the Years Ended June
  30, 2000, 1999 and 1998...................................            7
Consolidated Balance Sheets at June 30, 2000 and 1999.......            8
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 2000, 1999 and 1998..............................            9
Consolidated Statements of Stockholders' Equity for the
  Years Ended June 30, 2000, 1999 and 1998..................           10
Notes to Consolidated Financial Statements..................        11-22
Selected Unaudited Quarterly Financial Data.................           22
Report of Independent Auditors..............................           23
Selected Financial Data.....................................           28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item appears under the captions "Re-Election of Directors," "Other Information You Need to Make a Decision
 -- Who are our executive officers?" and "Security Ownership of Certain Beneficial Owners -- Have our directors, executive officers and 10% stockholders complied with Section 16(a) of the Securities Exchange Act of 1934?" included in the Company's definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item appears under the caption "Other Information You Need to Make a Decision -- How do we compensate our executive officers?" included in the Company's definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item appears under the caption "Security Ownership of Certain Beneficial Owners" included in the Company's definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item appears under the caption "Other Information You Need to Make a Decision -- Did we have transactions with officers, directors or 5% stockholders" included in the Company's definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:

          (1) The financial statements listed in response to Item 8 of this Report have been incorporated herein by reference to pages 7 through 28 of the Company's 2000 Annual Report to Stockholders.

          (2) Financial Statement Schedule:

             Report of Independent Auditors on Financial Statement Schedule

               For the three years in the period ended June 30, 2000, Schedule II -- Valuation and Qualifying Accounts

             The financial statement schedule should be read in conjunction with the consolidated financial statements in the Company's 2000 Annual Report to Stockholders. Financial statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          (3) Exhibits:

             A list of the exhibits required to be filed as part of this Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the fourth quarter of fiscal 2000.

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

Date: September 26, 2000

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

                        NAME                                     POSITION                   DATE
                        ----                                     --------                   ----

               /s/ DR. JAMES GAERTNER                  Director and Chairman of      September 26, 2000
-----------------------------------------------------    the Board
                 Dr. James Gaertner

                 /s/ J.S.B. JENKINS                    Director                      September 26, 2000
-----------------------------------------------------
                   J.S.B. Jenkins

               /s/ MARVIN J. GIROUARD                  Director                      September 26, 2000
-----------------------------------------------------
                 Marvin J. Girouard

               /s/ C. A. RUNDELL, JR.                  Director                      September 26, 2000
-----------------------------------------------------
                 C. A. Rundell, Jr.

              /s/ ROGER R. HEMMINGHAUS                 Director                      September 26, 2000
-----------------------------------------------------
                Roger R. Hemminghaus

                 /s/ GENE STALLINGS                    Director                      September 26, 2000
-----------------------------------------------------
                   Gene Stallings

               /s/ COLOMBE M. NICHOLAS                 Director                      September 26, 2000
-----------------------------------------------------
                 Colombe M. Nicholas

               /s/ STANLEY T. NINEMIRE                 Senior Vice President and     September 26, 2000
-----------------------------------------------------    Chief Financial Officer
                 Stanley T. Ninemire

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Tandy Brands Accessories, Inc.

     We have audited the consolidated financial statements of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 2000 and 1999, and for each of the three years in the period ended June 30, 2000, and have issued our report thereon dated August 4, 2000, incorporated by reference in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in
Item 14(a) of this Annual Report on Form 10-K. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/  ERNST & YOUNG LLP

Fort Worth, Texas
August 4, 2000

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          FOR THE YEAR ENDED JUNE 30,

                                                            ADDITIONS
                                 BALANCE AT    -----------------------------------                    BALANCE AT
                                BEGINNING OF   CHARGED TO COSTS   CHARGED TO OTHER                      END OF
DESCRIPTION                        PERIOD        AND EXPENSES         ACCOUNTS       DEDUCTIONS(1)      PERIOD
-----------                     ------------   ----------------   ----------------   --------------   ----------
2000
Allowance for Doubtful
  Accounts And Returns........   $1,180,000        $426,000             $-0-            $505,000      $1,101,000
1999
Allowance for Doubtful
  Accounts And Returns........   $1,116,000        $465,000             $-0-            $401,000      $1,180,000
1998
Allowance for Doubtful
  Accounts And Returns........   $1,076,000        $362,000             $-0-            $322,000      $1,116,000

---------------

(1) Represents uncollectible accounts written off, net of recoveries.

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

                                                                  INCORPORATED BY REFERENCE
                                                                       (IF APPLICABLE)
                                                            --------------------------------------
EXHIBIT NUMBER AND DESCRIPTION                              FORM      DATE     FILE NO.    EXHIBIT
------------------------------                              ----      ----     --------    -------
 (3)  Articles of Incorporation and by-laws
      3.1    Certificate of Incorporation of Tandy Brands
             Accessories, Inc.                                S-1   11/02/90    33-37588     3.1
      3.2    By-laws of Tandy Brands Accessories, Inc.        S-1   11/02/90    33-37588     3.2
 (4)  Instruments defining the rights of security holders,
      including indentures
      4.1    Certificate of Designations, Powers,
             Preferences, and Rights of Series A Junior
             Participating Cumulative Preferred Stock of
             Tandy Brands Accessories, Inc.                   S-1   11/02/90    33-37588     4.1
      4.2    Form of Common Stock Certificates of Tandy
             Brands Accessories, Inc.                         S-1   11/02/90    33-37588     4.2
      4.3    Form of Preferred Share Purchase Rights
             Certificate of Tandy Brands Accessories,
             Inc.                                             S-1   11/02/90    33-37588     4.3
      4.4    Rights Agreement dated November 7, 1990,
             between Tandy Brands Accessories, Inc. and
             First National Bank of Boston                    S-1   11/02/90    33-37588     4.4
      4.5    Form of Rights Certificate of Tandy Brands
             Accessories, Inc.                                8-K   11/02/99     0-18927     4.5
      4.6    Amended and Restated Rights Agreement dated
             October 19, 1999, between Tandy Brands
             Accessories, Inc. and Bank Boston, N.A.          8-K   11/02/99     0-18927     4.6

(10)  Material Contracts
      10.1   Form of Distribution Agreement dated December
             31, 1990, between The Bombay Company, Inc.
             and Tandy Brands Accessories, Inc.               S-1   11/02/90    33-37588    10.1
      10.2   Form of Service Agreement dated December 31,
             1990, between The Bombay Company, Inc. and
             Tandy Brands Accessories, Inc.                   S-1   11/02/90    33-37588    10.2
      10.3   Form of Tax Sharing Agreement dated December
             31, 1990, between The Bombay Company, Inc.
             and Tandy Brands Accessories, Inc.               S-1   11/02/90    33-37588    10.3
      10.4   Form of Purchase Agreement dated December 31,
             1990, between The Bombay Company, Inc. and
             Mr. J.S.B. Jenkins                               S-1   11/02/90    33-37588    10.4
      10.6   Tandy Brands Accessories, Inc. Stock Purchase
             Program                                          S-1   11/02/90    33-37588    10.6
      10.7   Tandy Brands Accessories, Inc. Employees
             Investment Plan                                  S-1   11/02/90    33-37588    10.7

      10.8   Tandy Brands Accessories, Inc. 1991 Stock Option
             Plan*                                               S-1   11/02/90    33-37588   .8   10
      10.9   Form of Stock Option Agreement -- 1991 Stock
             Option Plan*                                        S-1   11/02/90    33-37588    10.9
      10.10  Tandy Brands Accessories, Inc. Stock Bonus Plan*    S-1   11/02/90    33-37588    10.10
      10.11  Tandy Brands Accessories, Inc. Family Security
             Plan                                                S-1   11/02/90    33-37588    10.11
      10.12  Form of Agreement under Family Security Plan        S-1   11/02/90    33-37588    10.12
      10.13  Tandy Brands Accessories, Inc. Key Executive
             Disability Plan*                                    S-1   11/02/90    33-37588    10.13
      10.14  Tandy Brands Accessories, Inc. Benefit
             Restoration Plan and related Trust Agreement and
             Amendments No. 1 and 2 thereto*                    10-K   09/25/97     0-18927    10.14
      10.15  Form of Indemnification Agreement between Tandy
             Brands Accessories, Inc. and Each of its
             directors and Officers                              S-1   11/02/90    33-37588    10.15
      10.16  Office Lease Agreement dated March 6, 1991,
             between John Hancock Mutual Life Insurance Co.
             and Tandy Brands Accessories, Inc. relating to
             the corporate offices                               S-1   11/02/90    33-37588    10.16
      10.17  Tandy Brands Accessories, Inc. Non-Qualified
             Formula Stock Option Plan for Non-Employee
             Directors                                           S-8   02/10/94    33-75114    28.1
      10.18  Tandy Brands Accessories, Inc. 1993 Employee
             Stock Option Plan and form of Stock Option
             Agreement Thereunder*                               S-8   02/10/94    33-75114    28.2
      10.19  Tandy Brands Accessories, Inc. Non-Qualified
             Stock Option Plan for Non-Employee Directors        S-8   02/10/94    33-75114    28.3
      10.20  Tandy Brands Accessories, Inc. 1995 Stock
             Deferral Plan for Non-Employee Directors            S-8   06/03/96    333-8579    99.1
      10.21  Credit Agreement between Tandy Brands
             Accessories, Inc. and Chase Bank of Texas, N.A.,
             successor-in-interest to Texas Commerce Bank,
             N.A., dated June 30, 1994 and Amendments No. 1,
             2, and 3 thereto.                                  10-K   09/25/97     0-18927    10.21
      10.22  Credit Agreement between Tandy Brands
             Accessories, Inc. and NationsBank, N.A.,
             successor-in-interest to Nations Bank of Texas,
             N.A., dated as of May 16, 1997.                    10-K   09/25/97     0-18927    10.22
      10.23  Tandy Brands Accessories, Inc. 1997 Employee
             Stock Option Plan*                                  S-8   12/12/97   333-42211    99.2
      10.24  Amendments No. 4 and 5 to the Credit Agreement
             between Tandy Brands Accessories, Inc. and Chase
             Bank (Texas Commerce) of Texas, N.A., dated as
             of June 10, 1994.                                  10-Q   05/13/98     0-18927    10.24

 * Management compensatory plan.

      10.25  Promissory Note between Tandy Brands
             Accessories, Inc. and NationsBank, N.A., dated as
             of May 16, 1998 and Amendment thereto.              10-K   09/21/98     0-18927   .25  10
      10.26  Registration Statement dated August 12, 1998 of
             Tandy Brands Accessories, Inc. Common Stock.         S-3   08/12/98   333-61235    99.3
      10.27  Promissory Note between Tandy Brands Accessories,
             Inc. and NationsBank, N.A., dated September 16,
             1998.                                               10-Q   11/10/98     0-18927    10.27
      10.28  Amendment No. 6 to the Credit Agreement between
             Tandy Brands Accessories, Inc. and Chase Bank
             (Texas Commerce) of Texas, N.A., dated as of June
             10, 1994.                                           10-Q   11/10/98     0-18927    10.28
      10.29  Revolving Credit and Term Agreement between Tandy
             Brands Accessories, Inc. and NationsBank, N.A.,
             dated as of November 17, 1998.                      10-Q   02/12/99     0-18927    10.29
      10.30  ISDA Master Agreement between Tandy Brands
             Accessories, Inc. and NationsBank, N.A., dated as
             of November 17, 1998.                               10-Q   02/12/99     0-18927    10.30
      10.31  Revolving Credit and Uncommitted Line of Credit
             Agreement between Tandy Brands Accessories, Inc.
             and Wells Fargo HSBC Trade Bank, N.A., dated as
             of April 30, 1999.                                  10-Q   05/14/99     0-18927    10.31
      10.32  Tandy Brands Accessories, Inc. Employees
             Investment Plan as Amended and Restated Effective
             April 1, 1999.                                      10-Q   05/14/99     0-18927    10.32
      10.33  Promissory Note between Tandy Brands Accessories,
             Inc. and NationsBank, N.A. dba Bank of America,
             N.A., dated as of May 17, 1999 and Amendment
             thereto.                                            10-K   09/21/98     0-18927    10.33
      10.34  Promissory Note between Tandy Brands Accessories,
             Inc. Bank of America, N.A., dated as of November
             1, 1999                                             10-Q   11/12/99     0-18927    10.34
      10.35  Tandy Brands Accessories, Inc. 1997 Employee
             Stock Option Plan Tandy Brands Accessories, Inc.
             Nonqualified Formula Stock Option Plan for Non-
             Employee Directors*                                  S-8    1/06/00   333-94251    99.3
      10.36  Tandy Brands Accessories, Inc. Employees
             Investment Plan*                                     S-8    6/02/00   333-38526    99.4
      10.37  Second Amendment to Revolving Term Loan Agreement
             between Tandy Brands Accessories, Inc. and
             NationsBank, N.A. dba Bank of America, N.A.,
             dated as of June 12, 2000 and Amendment
             thereto.**                                           N/A        N/A         N/A   N/A

      10.38  First Amendment to the Revolving Credit
             Agreement between Tandy Brands Accessories,
             Inc. and Wells Fargo HSBC Trade Bank, N.A.,
             dated as of June 21, 2000.**                     N/A        N/A         N/A       N/A
      10.39  Tandy Brands Accessories, Inc. Employees
             Investment Plan as Amended and Restated
             Effective June 1, 2000.**                        N/A        N/A         N/A   N/A
(13)  Annual Report to security holders, Form 10-Q or
      quarterly report to security holders
      13.1   Annual Report to Stockholders of Tandy Brands
             Accessories, Inc.**                              N/A        N/A         N/A   N/A
(21)  Subsidiaries of the registrant
      21.1   List of subsidiaries**                           N/A        N/A         N/A   N/A
(23)  Consents of experts and counsel
      23.1   Consent of Ernst & Young LLP**                   N/A        N/A         N/A   N/A
(27)  Financial Data Schedule
      27.1   Financial Data Schedule for the year ended
             June 30, 2000**                                  N/A        N/A         N/A   N/A

 * Management compensatory Plan.
** Filed herewith.