Form 10-Q
period 2000-09-30
TANDY BRANDS ACCESSORIES INC
filed 2000-11-13
CIK 869487

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                                   ----------

For the Period Ended September 30, 2000           Commission File Number 0-18927


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

                                 Yes   X    No
                                     ----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


        Class                 Number of shares outstanding at September 30, 2000
Common stock, $1 par value                      5,808,968



================================================================================

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

================================================================================

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

Item                                                                            Page No.
----                                                                            --------


1.       Financial Statements                                                     3-10

2.       Management's Discussion and Analysis of Consolidated Financial
         Condition and Results of Operations                                     11-14

3.       Qualitative and Quantitative Disclosures About Market Risk                 15

PART II -- OTHER INFORMATION

Item
----

4.       Submission of Matter to a Vote of Security Holders                         15

6.       Exhibits and Reports on Form 8-K                                           16


         SIGNATURES                                                                 17


         EXHIBIT INDEX                                                              18

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              FILE NUMBER 0-18927
                                   FORM 10-Q

================================================================================

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           Three Months
                                                              Ended
                                                           September 30
                                                  ------------------------------
                                                      2000              1999
                                                  ------------      ------------
Net sales                                         $     54,184      $     53,256
Cost of goods sold                                      35,288            34,372
                                                  ------------      ------------
         Gross margin                                   18,896            18,884


Selling, general and administrative expenses            13,506            12,667
Depreciation and amortization                            1,058               833
                                                  ------------      ------------
         Total operating expenses                       14,564            13,500
                                                  ------------      ------------

Operating income                                         4,332             5,384

Interest expense                                        (1,021)             (893)
Royalty and other income                                    17                31
                                                  ------------      ------------

Income before provision for income taxes                 3,328             4,522
Provision for income taxes                               1,293             1,754
                                                  ------------      ------------
         Net income                               $      2,035      $      2,768
                                                  ============      ============

Earnings per common share                         $       0.36      $       0.48
                                                  ============      ============

Earnings per common share - assuming dilution     $       0.36      $       0.47
                                                  ============      ============

Common shares outstanding                                5,612             5,797
                                                  ============      ============

Common shares outstanding - assuming dilution            5,626             5,873
                                                  ============      ============


Cash dividends per common share                           None              None


              The accompanying notes are an integral part of these
                        condensed financial statements.

                  TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                             FILE NUMBER 0-18927
                                  FORM 10-Q


================================================================================

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                     September 30,        June 30,
                                                                         2000               2000
                                                                     -------------      ------------
                                                                      (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                       $        384      $        661
     Accounts receivable, net                                              44,431            31,105
     Inventories:
         Raw materials and work in process                                  4,624             4,759
         Finished goods                                                    55,369            50,581
     Other current assets                                                   2,444             2,371
                                                                     ------------      ------------
         Total current assets                                             107,252            89,477
                                                                     ------------      ------------
Property and equipment, at cost                                            22,812            22,317
Accumulated depreciation                                                   (9,908)           (9,305)
                                                                     ------------      ------------
         Net property and equipment                                        12,904            13,012
                                                                     ------------      ------------
Other assets:
     Goodwill, less amortization                                           11,172            11,410
     Other assets, less amortization                                        8,709             7,785
                                                                     ------------      ------------
         Total other assets                                                19,881            19,195
                                                                     ------------      ------------
                                                                     $    140,037      $    121,684
                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                   $      7,525      $         --
     Accounts payable                                                       4,859             6,547
     Accrued expenses                                                       6,013             4,004
                                                                     ------------      ------------
         Total current liabilities                                         18,397            10,551
                                                                     ------------      ------------
Other liabilities:
     Notes payable                                                         50,000            41,075
     Other noncurrent liabilities                                             187               184
                                                                     ------------      ------------
         Total other liabilities                                           50,187            41,259
                                                                     ------------      ------------
Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000 shares authorized,
         none issued                                                           --                --
     Common stock, $1 par value, 10,000,000 shares authorized,
         5,808,968 shares issued and outstanding
         as of  September 30, 2000, and June 30, 2000                       5,809             5,809
     Additional paid-in capital                                            22,394            22,426
     Cumulative other comprehensive income                                   (307)             (479)
     Retained earnings                                                     45,595            43,560
     Treasury stock, at cost                                               (2,038)           (1,442)
                                                                     ------------      ------------
         Total stockholders' equity                                        71,453            69,874
                                                                     ------------      ------------
                                                                     $    140,037      $    121,684
                                                                     ============      ============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              FILE NUMBER 0-18927
                                    FORM 10-Q

================================================================================

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                    Three Months Ended
                                                                                        September 30,
                                                                               ------------------------------
                                                                                  2000               1999
                                                                               ------------      ------------

Cash flows from operating activities:
    Net income                                                                 $      2,035      $      2,768
    Adjustments to reconcile net income to net cash provided by (used for)
      operating activities:
       Depreciation                                                                     641               465
       Amortization                                                                     346               411
       Other                                                                           (151)                6
    Change in assets and liabilities:
       Accounts receivable                                                          (13,326)          (14,369)
       Inventories                                                                   (4,654)           (4,145)
       Other assets                                                                    (819)             (246)
       Accounts payable                                                              (1,688)           (1,256)
       Accrued expenses                                                               2,013             2,733
                                                                               ------------      ------------
    Net cash used for operating activities                                          (15,603)          (13,633)
                                                                               ------------      ------------

Cash flows from investing activities:
    Purchases of property and equipment                                                (495)             (531)
    Purchase of assets of Frank Spielburg Sales, LLC                                     --            (3,561)
                                                                               ------------      ------------
    Net cash used for investing activities                                             (495)           (4,092)
                                                                               ------------      ------------

Cash flows from financing activities:
    Sale of stock to stock purchase program                                             367               439
    Exercise of employee stock options                                                   --                37
    Purchase of treasury stock                                                         (996)               --
    Proceeds from borrowings                                                         33,525            31,545
    Payments under borrowings                                                       (17,075)          (13,795)
                                                                               ------------      ------------
    Net cash provided by financing activities                                        15,821            18,226
                                                                               ------------      ------------
Net increase (decrease) in cash and cash equivalents                                   (277)              501


Cash and cash equivalents at beginning of period                                        661               180
                                                                               ------------      ------------
Cash and cash equivalents at end of period                                     $        384      $        681
                                                                               ============      ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                $        729      $        416
       Income taxes                                                                      --                45
Noncash activities:
    None


              The accompanying notes are an integral part of these
                        condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING PRINCIPLES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 2000.

NOTE 2 - IMPACT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133, as amended on July 1, 2000, resulted in the cumulative effect of an accounting change, net of tax, of approximately $308,000 in other comprehensive income.

The Company's risk management policy as it relates to derivative instruments is to mitigate, subject to market conditions, against interest rate risk. The Company does not enter into any derivative instrument for the purposes of speculative investment. The Company's overall risk management philosophy is reevaluated as business conditions arise.

The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into a interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. As a result, the Company entered into a five-year interest rate swap agreement converting $15,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90 day LIBOR rate. The interest rate swap agreement as a derivative represents a valid cash flow hedge instrument under Statement No. 133. At September 30, 2000, the receive and pay rates related to the interest rate swap were 7.69% and 6.52%, respectively.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, for the three months ended September 30, 2000 and 1999 are as follows (in thousands):




                                                               September 30
                                                      ------------------------------
                                                           2000           1999
                                                      ------------      ------------
Net income                                            $      2,035      $      2,768
Foreign currency translation adjustments                      (136)               22
Cumulative effect of change in accounting
     principle - fair value of interest rate swap              308                --
                                                      ------------      ------------

     Comprehensive income                             $      2,207      $      2,790
                                                      ============      ============

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE

         The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):



                                                                 Three Months
                                                                    Ended
                                                                September 30
                                                        -----------------------------
                                                            2000             1999
                                                        ------------     ------------
Numerator for basic and diluted earnings per share:

      Net income                                        $      2,035     $      2,768
                                                        ============     ============

Denominator:
           Weighted average shares outstanding                 5,599            5,780
           Contingently issuable shares                           13               17
                                                        ------------     ------------
      Denominator for basic earnings per
           share - weighted average shares                     5,612            5,797

      Effect of dilutive securities:
           Employee stock options                                 12               65
           Director stock options                                  2               11
                                                        ------------     ------------
      Dilutive potential common shares                            14               76

      Denominator for diluted earnings per
           share - adjusted weighted - average
           shares                                              5,626            5,873
                                                        ============     ============

Basic earnings per share                                $       0.36     $       0.48
                                                        ============     ============

Diluted earnings per share                              $       0.36     $       0.47
                                                        ============     ============

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company sells its products to a variety of retail outlets, including mass merchants, national chain stores, major department stores, men's and women's specialty stores, catalog retailers, grocery stores, drug stores and the retail exchange operations of the United States military. The Company and its corresponding customer relationships are organized along men's and women's product lines. As a result, the Company has two reportable segments: (1) men's accessories consisting of belts, wallets, suspenders and other small leather goods and (2) women's accessories consisting of belts, wallets, handbags, socks, scarves, hats and hair accessories. General corporate expenses are allocated to each segment based on the respective segment's asset base. Depreciation and amortization expense related to assets recorded on the Company's corporate accounting records are allocated to each segment as described above. Management measures profit or loss on each segment based upon income or loss before taxes utilizing the accounting policies consistent in all material respects with those described in Note 1 of the Company's 2000 Annual Report. No intersegment revenue is recorded.

Information regarding operations and assets by segment are as follows (in thousands):



                                                   Three Months Ended
                                                     September 30,
                                            -------------------------------
                                                2000               1999
                                            ------------       ------------
Revenue from external customers:
   Men's accessories                        $     30,784       $     28,084
   Women's accessories                            23,400             25,172
                                            ------------       ------------
                                            $     54,184       $     53,256
                                            ============       ============

Operating income (loss)(1):
   Men's accessories                               3,628              3,155
   Women's accessories                               704              2,229
                                            ------------       ------------
                                            $      4,332       $      5,384
                                            ============       ============

Interest expense                                  (1,021)              (893)
Other income(2)                                      17                 31
                                            ------------       ------------

Income before income taxes                  $      3,328       $      4,522
                                            ============       ============

Depreciation and amortization expense:
   Men's accessories                        $        671       $        553
   Women's accessories                               387                280
                                            ------------       ------------
                                            $      1,058       $        833
                                            ============       ============

Capital expenditures:
   Men's accessories                        $         --       $         30
   Women's accessories                               218                 13
   Corporate                                         277                488
                                            ------------       ------------
                                            $        495       $        531
                                            ============       ============


(1) Operating income consists of net sales less cost of sales and specifically identifiable selling, general and administrative expenses.

(2) Other income includes royalty income on corporate tradenames and other income not specifically identifiable to a segment.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - SUBSEQUENT EVENTS

On October 18, 2000, the Company's Board of Directors approved a plan to repurchase, from time to time in the open market or through negotiated transactions, shares of the Company's common stock at an aggregate purchase price of up to $2,000,000 million (the "repurchase program"). This program is an extension of the nearly completed $4,000,000 million stock repurchase plan the Company initiated in October 20, 1999 and extended in April 26, 2000. Any open market purchases will be at prevailing market prices. The timing of any repurchases will depend on market conditions, market price, and management's assessment of the Company's liquidity and cash flow needs. Any repurchased shares will be added to the Company's treasury shares and may be used for the Company's stock plans and other corporate purposes. The funds required for the repurchases will be provided from the Company's current cash balances, operating cash flow, or the Company's credit facility. During the three-months ended September 30, 2000, the Company repurchased 137,710 shares of treasury stock under the repurchase program at a cost of approximately $996,000. During the three months ended September 30, 2000, 46,925 shares of treasury stock were reissued to the Company's employee stock purchase program.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Tandy Brands Accessories, Inc. (the "Company") is a leading designer, manufacturer and marketer of branded men's, women's and children's accessories, including belts and small leather goods such as wallets. The Company's product line also includes handbags, socks, scarves, hats, hair accessories and suspenders. The Company's merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including DOCKERS(R), JONES NEW YORK(R), FLORSHEIM(R), PERRY ELLIS(R), ROLFS(R), HAGGAR(R), BUGLE BOY(R), CANTERBURY(R), PRINCE GARDNER(R), PRINCESS GARDNER(R), AMITY(R), DON LOPER(R), ACCESSORY DESIGN GROUP(R), TEX TAN(R) and TIGER(R), as well as private brands for major retail customers. The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men's and women's specialty stores, catalogs, grocery and drug stores.

See Note 6 for a discussion of certain subsequent events.

RESULTS OF OPERATIONS

         Sales and gross margin data from the Company's segments for the three months ended fiscal 2000 compared to the same period last year were as follows (in thousands):


                                                  Three Months Ended
                                                     September 30,
                                            -------------------------------
                                                2000                1999
                                            ------------       ------------
Net sales:
   Men's accessories                        $     30,784       $     28,084
   Women's accessories                            23,400             25,172
                                            ------------       ------------
Total net sales                             $     54,184       $     53,256
                                            ============       ============

Gross margin:
   Men's accessories                        $     11,916       $     10,732
   Women's accessories                             6,980              8,152
                                            ------------       ------------
Total gross margin                          $     18,896       $     18,884
                                            ============       ============

Gross margin as a percentage of sales:

   Men's accessories                                38.7%              38.2%

   Women's accessories                              29.8%              32.4%

   Total                                            34.9%              35.5%

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

For the three-month period ended September 30, 2000, net sales increased 1.7% to $54,184,000 as compared to net sales of $53,256,000 for the same period last year. Net sales of men's accessories increased 9.6% for the three-month period ended September 30, 2000 as compared to the same period last year. The increase in men's sales was attributable to increased mass merchant sales. Net sales of women's accessories decreased 7.0% for the three-month period ended September 30, 2000 as compared to the same period last year. The decrease was attributable to sales of lower women's fashion trend items and the loss of JONES NEW YORK(R) handbag sales. However, the decrease was partially offset by a 14.9% increase in women's small leather goods sales to certain department store and specialty retailers.

GROSS MARGINS

Gross margins increased for the three-month period ended September 30, 2000, $12,000, or 0.1% as compared to the same period for the prior year. As a percentage of sales, gross margins decreased 0.6% for the three month period ended September 30, 2000 as compared to the same period last year. The overall decrease was due to higher close out sales of women's fashion trend accessories resulting in the recognition of approximately $258,000 related to inventory markdowns as compared to the same quarter in the prior year. However, the overall gross margin percentage decrease was partially offset by a 0.5% increase in gross margins related to the men's accessories segment.

OPERATING EXPENSES

Selling, general and administrative expenses as a percentage of net sales for the three months ended September 30, 2000 increased 1.1% as compared to the same period of the prior year. The increase resulted from higher wages, advertising and rent expenses.

Depreciation and amortization expenses increased 27.0% to $1,058,000 for the three months ended September 30, 2000, compared to $833,000 in the same period of the prior year. The increase is attributable to capital expenditures related to the leasehold improvements and equipment related to the new distribution facility in Dallas, Texas, for women's accessories as well as additional hardware and software applications.

Interest expense for the three-month period ended September 30, 2000 increased $128,000 as compared to the same period for the prior year. The increase is primarily related to higher interest rates during the first quarter of fiscal 2001.

The effective tax rate for the three months ended September 30, 2000 was 38.9% which is consistent with the same period in the prior year.

Net income for the three-month period ended September 30, 2000 decreased 26.5% to $2,035,000 or $.36 per diluted share, compared to net income of $2,768,000 or $.47 per diluted share, for the same three months last year. The decrease in net income was primarily due to lower margin sales mix of women's accessories and increased selling, general and administrative expenses.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flows from operations and the Company's lines of credit. The Company has two unsecured domestic bank credit lines aggregating $90,000,000, which can be used for seasonal borrowings and letters of credit. The Company's borrowings under its credit lines were $57,525,000 and $65,175,000 as of September 30, 2000 and 1999, respectively.

For the three months ended September 30, 2000, the Company's operating activities used cash of $15,603,000 compared to $13,633,000 for the same period last year. The increase was attributable to lower net income and higher inventory and customer display fixture purchases.

Capital expenditures were $495,000 for the three months ended September 30, 2000. The decrease of $36,000 over the same prior year period is due to the timing of capital investments during fiscal 2001. Management anticipates that the Company's level of capital investment for fiscal 2001 will approximate the prior year. Capital commitments for fiscal 2001 include additional equipment for the Company's distribution facility in Dallas, Texas, as well as additional hardware and software applications.

The Company examines the carrying value of its excess of cost over net assets acquired (Goodwill) and other intangible assets as current events and circumstances warrant to determine whether there are any impairment losses. If indicators of impairment were present in intangible assets used in operations, and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of material intangible assets recorded in the consolidated financial statements.

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

================================================================================

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into a interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. At September 30, 2000 the Company had borrowings under its credit lines of $57,525,000 bearing a weighted-average interest rate of 7.55%. The Company entered into a five-year interest rate swap agreement converting $15,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90 day LIBOR rate. At September 30, 2000, the receive and pay rates related to the interest rate swap were 7.69% and 6.52%, respectively. At September 30, 2000, the fair value of the interest rate swap agreement was approximately $466,000. Interest differentials to be paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt period. The potential impact of market conditions on the fair value of the Company's indebtedness is not expected to be material. Given that such lines of credit bear interest at floating market interest rates, the fair value of amounts borrowed thereunder approximates carrying value.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

(a)      The annual meeting of stockholders was held on October 17, 2000.

(b)      The matters voted upon were as follows:

         (i) The election of three directors in Class III to serve for three-year terms expiring in 2003, or until their successors are elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee were as follows:


         Dr. James F. Gaertner

         For  5,107,344    Against/Withheld  40,649   Abstain -0-      Broker Non-votes -0-

         Mr. Gene Stallings

         For  5,107,344    Against/Withheld  40,649   Abstain -0-      Broker Non-votes -0-

         Mr. Roger R. Hemminghaus

         For  5,107,344    Against/Withheld  40,649   Abstain -0-      Broker Non-votes -0-

         Directors whose terms continued after the annual meeting are as follows:

                             Mr. Marvin J. Girouard
                               Mr. J.S.B. Jenkins
                             Mr. C. A. Rundell, Jr.
                             Ms. Colombe M. Nicholas

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 2000. However, the Company filed a report on Form 8-K subsequent to the quarter ended September 30, 2000 as listed below. The exhibits filed as a part of this report are listed below.


(a)      The following documents are filed as part of this report:

                  Exhibit No.                       Description

                    27.1                      Financial Data Schedule


(b)   Reports on Form 8-K.


The Company filed a Form 8-K on October 16, 2000 regarding the press release announcing its financial results for the first quarter of fiscal 2001.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================



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


                                          TANDY BRANDS ACCESSORIES, INC.
                                          (Registrant)




                                          /s/ J.S.B. Jenkins
                                          --------------------------------------
                                          J.S.B. Jenkins
                                          President and Chief Executive Officer


                                          /s/ Stanley T. Ninemire
                                          --------------------------------------
                                          Stanley T. Ninemire
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer



Date: November 13, 2000

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

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