Form 10-Q
period 2000-12-31
TANDY BRANDS ACCESSORIES INC
filed 2001-02-12
CIK 869487

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                                   ----------

For the Period Ended December 31, 2000            Commission File Number 0-18927


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

                       Yes  X       No
                           ----        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



         Class                Number of shares outstanding at December 31, 2000
Common stock, $1 par value                        5,817,406

================================================================================

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION


Item                                                                            Page No.
                                                                                --------
1.       Financial Statements                                                     3 - 10

2.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                               11 - 14

3        Qualitative and Quantitative Disclosures About Market Risk                   15

PART II -- OTHER INFORMATION

Item

4.       Submission of Matter to a Vote of Security Holders                           15

6.       Exhibits and Reports on Form 8-K                                             16


         SIGNATURES                                                                   17


         INDEX TO EXHIBITS                                                            18

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              FILE NUMBER 0-18927
                                   FORM 10-Q

================================================================================

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  Three Months                       Six Months
                                                                     Ended                             Ended
                                                                  December 31                        December 31
                                                         ----------------------------       ---------------------------
                                                           2000               1999            2000              1999
                                                         ---------          ---------       ---------         ---------
Net sales                                                   56,757          $  57,566       $ 110,941         $ 110,822
Cost of goods sold                                          36,567             35,901          71,855            70,273
                                                         ---------          ---------       ---------         ---------
          Gross margin                                      20,190             21,665          39,086            40,549


Selling, general and administrative expenses                13,437             12,920          26,943            25,587
Depreciation and amortization                                1,134                866           2,192             1,699
                                                         ---------          ---------       ---------         ---------
          Total operating expenses                          14,571             13,786          29,135            27,286
                                                         ---------          ---------       ---------         ---------

Operating income                                             5,619              7,879           9,951            13,263

Interest expense                                            (1,000)              (922)         (2,021)           (1,815)
Royalty income and early termination of
     license agreement                                          17              1,043              34             1,074
                                                         ---------          ---------       ---------         ---------

Income before provision for income taxes                     4,636              8,000           7,964            12,522
Provision for income taxes                                   1,788              3,107           3,081             4,861
                                                         ---------          ---------       ---------         ---------
          Net income                                     $   2,848          $   4,893       $   4,883         $   7,661
                                                         =========          =========       =========         =========

Earnings per common share                                $    0.51          $    0.84       $    0.87         $    1.32
                                                         =========          =========       =========         =========

Earnings per common share - assuming dilution            $    0.51          $    0.83       $    0.87         $    1.30
                                                         =========          =========       =========         =========

Common shares outstanding                                    5,578              5,802           5,595             5,799
                                                         =========          =========       =========         =========

Common shares outstanding - assuming dilution                5,582              5,868           5,604             5,871
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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              FILE NUMBER 0-18927
                                   FORM 10-Q

--------------------------------------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 December 31,            June 30,
                                                                                     2000                  2000
                                                                                 --------------        -------------
ASSETS                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents                                                     $     352             $     661
     Accounts receivable, net                                                         40,166                31,105
     Inventories:
         Raw materials and work in process                                             4,617                 4,759
         Finished goods                                                               54,098                50,581
     Other current assets                                                              2,800                 2,371
                                                                                   ---------             ---------
         Total current assets                                                        102,033                89,477
                                                                                   ---------             ---------

Property and equipment, at cost                                                       23,786                22,317
Accumulated depreciation                                                             (10,575)               (9,305)
                                                                                   ---------             ---------
         Net property and equipment                                                   13,211                13,012
                                                                                   ---------             ---------

Other assets:
     Goodwill, less amortization                                                      10,957                11,410
     Other assets, less amortization                                                   8,224                 7,785
                                                                                   ---------             ---------
         Total other assets                                                           19,181                19,195
                                                                                   ---------             ---------
                                                                                   $ 134,425             $ 121,684
                                                                                   =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $   7,329             $   6,547
     Accrued expenses                                                                  5,973                 4,004
                                                                                   ---------             ---------
         Total current liabilities                                                    13,302                10,551
                                                                                   ---------             ---------
Other liabilities:
     Notes payable                                                                    46,925                41,075
     Other noncurrent liabilities                                                        189                   184
                                                                                   ---------             ---------
         Total other liabilities                                                      47,114                41,259
                                                                                   ---------             ---------

Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000 shares authorized, none issued              --                    --
     Common stock, $1 par value, 10,000,000 shares authorized,
         5,817,406 shares and 5,808,968 shares issued and outstanding
         as of  December 31, 2000, and June 30, 2000, respectively                     5,818                 5,809
     Additional paid-in capital                                                       22,353                22,426
     Cumulative other comprehensive income                                              (512)                 (479)
     Retained earnings                                                                48,444                43,560
     Treasury stock, at cost                                                          (2,094)               (1,442)
                                                                                   ---------             ---------
         Total stockholders' equity                                                   74,009                69,874
                                                                                   ---------             ---------
                                                                                   $ 134,425             $ 121,684
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

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              FILE NUMBER 0-18927
                                   FORM 10-Q

================================================================================

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         Six Months Ended
                                                                                           December 31,
                                                                                    ---------------------------
                                                                                      2000             1999
                                                                                    -----------     -----------
Cash flows from operating activities:
    Net income                                                                      $  4,883         $  7,661
    Adjustments to reconcile net income to net cash provided by (used for)
    operating activities:
       Depreciation                                                                    1,351              941
       Amortization                                                                      617              821
       Other                                                                             (88)              49
    Change in assets and liabilities:
       Accounts receivable                                                            (9,061)          (7,211)
       Inventories                                                                    (3,375)           2,190
       Other assets                                                                   (1,054)            (950)
       Accounts payable                                                                  782           (2,076)
       Accrued expenses                                                                1,974            4,007
                                                                                    --------         --------
    Net cash provided by (used for) operating activities                              (3,971)           5,432
                                                                                    --------         --------

Cash flows from investing activities:
    Purchases of property and equipment                                               (1,469)            (997)
    Purchase of Frank Spielberg, LLC                                                       0           (3,561)
                                                                                    --------         --------
    Net cash used for investing activities                                            (1,469)          (4,558)
                                                                                    --------         --------

Cash flows from financing activities:
    Exercise of employee stock options                                                    23               37
    Sale of stock to stock purchase program                                              658              791
    Purchase of treasury stock                                                        (1,400)            (859)
    Proceeds from borrowings                                                          50,600           51,395
    Payments under borrowings                                                        (44,750)         (50,995)
                                                                                    --------         --------
    Net cash provided by financing activities                                          5,131              369
                                                                                    --------         --------
Net increase (decrease) in cash and cash equivalents                                    (309)           1,243
Cash and cash equivalents at beginning of period                                         661              180
                                                                                    --------         --------
Cash and cash equivalents at end of period                                          $    352         $  1,423
                                                                                    ========         ========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                     $  1,622         $  1,460
       Income taxes                                                                    2,170            2,530
Noncash activities:
    None



                 The accompanying notes are an integral part of
                      these condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING PRINCIPLES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 2000.

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

The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into an interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. As a result, the Company entered into a five-year interest rate swap agreement converting $15,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90 day LIBOR rate. The interest rate swap agreement as a derivative represents a valid cash flow hedge instrument under Statement No. 133. At December 31, 2000, the receive and pay rates related to the interest rate swap were 7.75% and 6.52%, respectively.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, for the three and six months ended December 31, 2000 and 1999 are as follows (in thousands):



                                                               Three Months                Six Months
                                                                  Ended                       Ended
                                                               December 31                 December 31
                                                          ----------------------       ----------------------
                                                           2000           1999          2000           1999
                                                          -------        -------       -------        -------
Net income                                                $ 2,848        $ 4,893       $ 4,883        $ 7,661
Foreign currency translation adjustments                       31             51          (105)            73
Cumulative effect of change in accounting
     principle - fair value of interest rate swap                                          308
Changes in the fair value of interest rate swap              (235)            --          (235)
                                                          -------        -------       -------        -------

     Comprehensive income                                 $ 2,644        $ 4,944       $ 4,851        $ 7,734
                                                          =======        =======       =======        =======

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE

         The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):




                                                            Three Months                   Six Months
                                                                Ended                        Ended
                                                             December 31                  December 31
                                                          ---------------------       ---------------------
                                                           2000           1999         2000           1999
                                                          ------         ------       ------         ------
Numerator for basic and diluted earnings per
    share:

    Net income                                            $2,848         $4,893       $4,883         $7,661
                                                          ======         ======       ======         ======
Denominator:
        Weighted average shares outstanding                5,564          5,784        5,582          5,782
        Contingently issuable shares                          14             18           13             17
                                                          ------         ------       ------         ------
    Denominator for basic earnings per
        share - weighted average shares                    5,578          5,802        5,595          5,799

    Effect of dilutive securities:
        Employee stock options                                 4             56            8             61
        Director stock options                                --             10            1             11
                                                          ------         ------       ------         ------
    Dilutive potential common shares                           4             66            9             72

    Denominator for diluted earnings per
        share - adjusted weighted-average
        shares                                             5,582          5,868        5,604          5,871
                                                          ======         ======       ======         ======

Basic earnings per share                                  $ 0.51         $ 0.84       $ 0.87         $ 1.32
                                                          ======         ======       ======         ======

Diluted earnings per share                                $ 0.51         $ 0.83       $ 0.87         $ 1.30
                                                          ======         ======       ======         ======

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Information regarding operations and assets by segment are as follows (in thousands):




                                                    Three Months Ended                    Six Months Ended
                                                        December 31,                        December 31,
                                                ---------------------------          ---------------------------
                                                  2000              1999               2000              1999
                                                ---------         ---------          ---------         ---------
Revenue from external customers:
   Men's accessories                            $  29,908         $  33,976          $  60,691         $  62,060
   Women's accessories                             26,849            23,590             50,250            48,762
                                                ---------         ---------          ---------         ---------
                                                $  56,757         $  57,566          $ 110,941         $ 110,822
                                                =========         =========          =========         =========
Operating income(1):
   Men's accessories                                4,190             6,014              7,888             9,169
   Women's accessories                              1,429             1,865              2,063             4,094
                                                ---------         ---------          ---------         ---------
                                                $   5,619         $   7,879          $   9,951         $  13,263
                                                =========         =========          =========         =========
Interest expense                                   (1,000)             (922)            (2,021)           (1,815)
Other income(2)                                        17             1,043                 34             1,074
                                                ---------         ---------          ---------         ---------
Income before income taxes                      $   4,636         $   8,000          $   7,964         $  12,522
                                                =========         =========          =========         =========
Depreciation and amortization expense:
   Men's accessories                            $     735         $     570          $   1,391         $   1,123
   Women's accessories                                399               296                801               576
                                                ---------         ---------          ---------         ---------
                                                $   1,134         $     866          $   2,192         $   1,699
                                                =========         =========          =========         =========
Capital expenditures:
   Men's accessories                            $     148         $      12          $     148         $      42
   Women's accessories                                282               248                500               261
   Corporate                                          544               427                821               915
                                                ---------         ---------          ---------         ---------
                                                $     974         $     687          $   1,469         $   1,218
                                                =========         =========          =========         =========


(1) Operating income consists of net sales less cost of sales and specifically identifiable selling, general and administrative expenses.

(2) Other income includes royalty income on corporate tradenames and the early termination of a license agreement not specifically identifiable to a segment.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - STOCK REPURCHASE PROGRAM

On October 17, 2000, the Company's Board of Directors approved a plan to repurchase, from time to time in the open market or through negotiated transactions, shares of the Company's common stock at an aggregate purchase price of up to $2,000,000 (the "repurchase program"). This program is an extension of the $4,000,000 stock repurchase plan the Company initiated in October 20, 1999 and extended in April 26, 2000. Any open market purchases will be at prevailing market prices. The timing of any repurchases will depend on market conditions, market price, and management's assessment of the Company's liquidity and cash flow needs. Any repurchased shares will be added to the Company's treasury shares and may be used for the Company's stock plans and other corporate purposes. The funds required for the repurchases will be provided from the Company's current cash balances, operating cash flow, or the Company's credit facility. During the six-months ended December 31, 2000, the Company repurchased 197,249 shares of treasury stock under the repurchase program at a cost of approximately $1,400,000. During the six months ended December 31, 2000, 89,657 shares of treasury stock were issued to the Company's employee stock purchase program.

NOTE 7 - SUBSEQUENT EVENT

On January 18, 2001, the Company acquired all of the outstanding common stock of Stagg Industries, Inc. ("Stagg") for approximately $2,750,000 in cash plus contingent consideration of up to $250,000. The cash purchase price was provided by drawing on existing bank lines. Stagg is a distributor and marketer of men's and children's belts, neckwear, small leather and other accessories to various department stores and specialty retailers. In conjunction with the purchase, the Company assumed certain liabilities of which $2,794,000 in bank indebtedness was immediately retired.

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

See Note 7 to the condensed consolidated financial statements for a discussion of certain subsequent events.

RESULTS OF OPERATIONS

         Sales and gross margin data from the Company's segments for the three and six months ended fiscal 2001 compared to the same period last year were as follows (in thousands):




                                                    Three Months Ended                  Six Months Ended
                                                       December 31,                        December 31,
                                                 -------------------------          ------------------------
                                                   2000             1999              2000            1999
                                                 --------         --------          --------        --------
Net sales:
   Men's accessories                             $ 29,908         $ 33,976          $ 60,691        $ 62,060
   Women's accessories                             26,849           23,590            50,250          48,762
                                                 --------         --------          --------        --------
Total net sales                                  $ 56,757         $ 57,566          $110,941        $110,822
                                                 ========         ========          ========        ========
Gross margin:
   Men's accessories                             $ 11,908         $ 13,945          $ 23,824        $ 24,677
   Women's accessories                              8,282            7,720            15,262          15,872
                                                 --------         --------          --------        --------
Total gross margin                               $ 20,190         $ 21,665          $ 39,086        $ 40,549
                                                 ========         ========          ========        ========

Gross margin as a percentage of sales:

   Men's accessories                                 39.8%            41.0%             39.3%           39.8%

   Women's accessories                               30.8%            32.7%             30.4%           32.5%

   Total                                             35.6%            37.6%             35.2%           36.6%

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999


NET SALES

For the three-month period ended December 31, 2000, net sales decreased 1.4% to $56,757,000 as compared to net sales of $57,566,000 for the same period last year. Net sales of men's accessories decreased 12.0% for the three-month period ended December 31, 2000 as compared to the same period last year. The decrease in men's sales was due to the weak retail environment felt industry-wide as well as customer consolidations and bankruptcies. Net sales of women's accessories increased 13.8% for the three-month period ended December 31, 2000 as compared to the same period last year. The increase was attributable to higher sales volume of women's fashion trend items to certain mass merchants as well as an increase in women's small leather goods sales to certain department store and specialty retailers. For the six month period ended December 31, 2000, net sales increased 0.1% to $110,941,000 as compared to net sales of $110,822,000 for the same period last year. The sales increases were attributable to higher sales volume in women's accessories experienced during the second quarter of fiscal 2001.

GROSS MARGINS

Gross margins decreased for the three and six months ended December 31, 2000, $1,475,000 and $1,463,000, or 6.8% and 3.6%, respectively, as compared to the same periods for the prior year. As a percentage of sales, gross margins decreased 2.0% and 1.4% for the three and six months ended December 31, 2000, respectively, as compared to the same periods last year. The overall decrease was due to higher sales mix to mass merchants and the close out sales of women's fashion trend accessories resulting in the recognition of additional inventory markdowns during the three and six-month periods ended December 31, 2000 of approximately $200,000 and $458,000, respectively, as compared to the same periods in the prior year.

OPERATING EXPENSES

Selling, general and administrative expenses as a percentage of net sales for the three and six months ended December 31, 2000 increased 1.3% and 1.2%, respectively, as compared to the same periods of the prior year. The increase resulted from higher wages, advertising and rent expenses.

Depreciation and amortization expenses increased $268,000 and $493,000 for the three and six months ended December 31, 2000, respectively, as compared to the same periods in the prior year. The increase is attributable to depreciation on capital expenditures related to leasehold improvements and equipment for the new distribution facility in Dallas, Texas, for women's accessories as well as additional hardware and software applications.

Interest expense for the three and six month periods ended December 31, 2000 increased $78,000 and $206,000 as compared to the same periods in the prior year. The increase is primarily related to higher interest rates during the six months of fiscal 2001.

The effective tax rates for the three and six months ended December 31, 2000 were 38.6% and 38.7%, respectively, which are consistent with the same periods in the prior year.

Net income for the three-month period ended December 31, 2000 decreased 41.8% to $2,848,000, or $0.51 per diluted share, compared to net income of $4,893,000, or $0.83 per diluted share, for the same period in the prior year. On November 2, 1999, the Company negotiated an early termination of its handbag licensing agreement with Jones New York. Both the three and six month results during fiscal 2000 include a one time benefit, including related costs, of $1,000,000 from the termination of this licensing agreement. Excluding the net benefit of the early license termination, net income for the three-month period ended December 31,1999 was $4,281,000, or $0.73 per diluted share. The decrease in net income was primarily due to a lower margin sales mix of women's accessories and increased selling, general and administrative expenses.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the six months ended December 31, 2000 decreased 36.3% to $4,883,000, or $0.87 per diluted share, compared to net income of $7,661,000, or $1.30 per diluted share, for the same period in the prior year. Excluding the net benefit of the early license termination, net income in the prior year six-month period was $7,049,000, or $1.20 per diluted share. The decrease in net income was primarily due to a lower margin sales mix of women's accessories and increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flows from operations and the Company's lines of credit. The Company has two unsecured domestic bank credit lines aggregating $90,000,000, which can be used for seasonal borrowings and letters of credit. The Company's borrowings under its credit lines were $46,925,000 and $47,825,000 as of December 31, 2000 and 1999,
respectively.

For the six months ended December 31, 2000, the Company's operating activities used cash of $3,971,000 compared to providing cash of $5,432,000 for the same period last year. The increase in the use of cash was attributable to lower net income and higher inventory and customer display fixture purchases.

Capital expenditures were $1,469,000 for the six months ended December 31, 2000. The increase of $472,000 over the same prior year period is due to the timing of capital investments during fiscal 2001. Management anticipates that the Company's level of capital investment for fiscal 2001 will approximate the prior year. Capital commitments for fiscal 2001 include additional equipment for the Company's distribution facility in Dallas, Texas, as well as additional hardware and software applications.

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

See Note 6 of the condensed consolidated financial statements for a discussion of the Company's stock repurchase program.

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward looking statements that are based on current expectations, estimates and projections about the industry in which the Company operates, management's beliefs and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT  MARKET RISK

The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into an interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. At December 31, 2000, the Company had borrowings under its credit lines of $46,925,000 bearing a weighted-average interest rate of 7.15%. The Company entered into a five-year interest rate swap agreement converting $15,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90 day LIBOR rate. At December 31, 2000, the receive and pay rates related to the interest rate swap were 7.75% and 6.52%, respectively. At December 31, 2000, the fair value of the interest rate swap agreement was approximately $119,000. Interest differentials to be paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt period. The potential impact of market conditions on the fair value of the Company's indebtedness is not expected to be material. Given that such lines of credit bear interest at floating market interest rates, the fair value of amounts borrowed thereunder approximates carrying value.

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)   The following documents are filed as part of this report:

                  Exhibit No.                     Description

                     10.40 Third Amendment to Revolving Credit and Term Loan Agreement between Tandy Brands Accessories, Inc. and NationsBank, N.A. dba Bank of America, N.A. Dated as of November 14, 2000 and Amendment thereto.

                     10.41 Second Amendment to the Revolving Credit Agreement between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A., Dated as of December 18, 2000.

(b)   Reports on Form 8-K.

The Company filed a Form 8-K on October 16, 2000 regarding the press release announcing its financial results for the first quarter of fiscal 2001.

The Company filed a Form 8-K on January 18, 2001 regarding the press release announcing its financial results for the second quarter of fiscal 2001.

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



Date: February 12, 2000

                                  EXHIBIT INDEX


                                                         INCORPORATED BY REFERENCE
                                                              (IF APPLICABLE)
  EXHIBIT                                         ------------------------------------------
  NUMBER   DESCRIPTION                              FORM           DATE            FILE NO.
  -------  -----------                            ---------    -------------     -----------
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

     4.2   Form of Common Stock
           Certificate of Tandy
           Brands Accessories, Inc.                  S-1          11/02/90         33-37588

     4.3   Form of Preferred Share
           Purchase Rights Certificate
           Of Tandy Brands
           Accessories, Inc.                         S-1          11/02/90         33-37588

     4.4   Rights Agreement dated
           November 7, 1990,
           Between Tandy Brands
           Accessories, Inc.
           And First National
           Bank of Boston                            S-1          11/02/90         33-37588

    (10)   Material Contracts

     10.40 Third Amendment to                        N/A               N/A             N/A
           Revolving Credit and Term
           Loan Agreement between
           Tandy Brands Accessories,
           Inc. and NationsBank, N.A.
           dba Bank of America, N.A.
           Dated as of November 14,
           2000 and Amendment thereto.**


     10.41 Second Amendment to                       N/A               N/A             N/A
           the Revolving Credit
           Agreement between
           Tandy Brands Accessories,
           Inc. and Wells HSBC Trade
           Bank, N.A., Dated as of
           December 18, 2000.**

** Filed herewith.