Form 10-Q
period 2001-03-31
TANDY BRANDS ACCESSORIES INC
filed 2001-05-10
CIK 869487

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                                   ----------

For the Period Ended March 31, 2001              Commission File Number 0-18927

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

                    Yes  X  No
                        ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                    Number of shares outstanding at March 31, 2001
Common stock, $1 par value                         5,828,606

================================================================================

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001

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

                                                        Three Months                  Nine Months
                                                           Ended                        Ended
                                                          March 31                     March 31
                                                  ------------------------      ------------------------
                                                    2001           2000           2001           2000
                                                  ---------      ---------      ---------      ---------

Net sales                                         $  42,444      $  39,686      $ 153,385      $ 150,508
Cost of goods sold                                   27,575         25,665         99,430         95,938
                                                  ---------      ---------      ---------      ---------
          Gross margin                               14,869         14,021         53,955         54,570


Selling, general and administrative expenses         12,035         11,887         38,789         37,335
Depreciation and amortization                         1,450            958          3,831          2,796
                                                  ---------      ---------      ---------      ---------
          Total operating expenses                   13,485         12,845         42,620         40,131
                                                  ---------      ---------      ---------      ---------

Operating income                                      1,384          1,176         11,335         14,439

Interest expense                                       (779)          (726)        (2,800)        (2,541)
Royalty income and early termination of
     license agreement                                   28            646             62          1,720
                                                  ---------      ---------      ---------      ---------

Income before provision for income taxes                633          1,096          8,597         13,618
Provision for income taxes                              245            425          3,326          5,286
                                                  ---------      ---------      ---------      ---------
          Net income                              $     388      $     671      $   5,271      $   8,332
                                                  =========      =========      =========      =========

Earnings per common share                         $    0.07      $    0.12      $    0.94      $    1.44
                                                  =========      =========      =========      =========

Earnings per common share - assuming dilution     $    0.07      $    0.12      $    0.94      $    1.42
                                                  =========      =========      =========      =========

Common shares outstanding                             5,571          5,763          5,587          5,786
                                                  =========      =========      =========      =========

Common shares outstanding - assuming dilution         5,572          5,808          5,594          5,849
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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 March 31,      June 30,
                                                                                   2001           2000
                                                                                 ---------      ---------
ASSETS                                                                          (Unaudited)
Current assets:
     Cash and cash equivalents                                                   $     345      $     661
     Accounts receivable, net                                                       33,946         31,105
     Inventories:
         Raw materials and work in process                                           5,184          4,759
         Finished goods                                                             58,357         50,581

     Other current assets                                                            2,614          2,371
                                                                                 ---------      ---------
         Total current assets                                                      100,446         89,477
                                                                                 ---------      ---------

Property and equipment, at cost                                                     25,922         22,317
Accumulated depreciation                                                           (11,376)        (9,305)
                                                                                 ---------      ---------
         Net property and equipment                                                 14,546         13,012
                                                                                 ---------      ---------

Other assets:
     Goodwill, less amortization                                                    13,089         11,410
     Other assets, less amortization                                                 8,188          7,785
                                                                                 ---------      ---------
         Total other assets                                                         21,277         19,195
                                                                                 ---------      ---------
                                                                                 $ 136,269      $ 121,684
                                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                               $     849      $      --
     Accounts payable                                                                5,456          6,547
     Accrued expenses                                                                5,514          4,004
                                                                                 ---------      ---------
         Total current liabilities                                                  11,819         10,551
                                                                                 ---------      ---------

Other liabilities:
     Notes payable                                                                  50,000         41,075
     Other noncurrent liabilities                                                      347            184
                                                                                 ---------      ---------
         Total other liabilities                                                    50,347         41,259
                                                                                 ---------      ---------

Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000 shares authorized, none issued            --             --
     Common stock, $1 par value, 10,000,000 shares authorized,
         5,828,606 shares and 5,808,968 shares issued and outstanding
         as of  March 31, 2001, and June 30, 2000, respectively                      5,829          5,809
     Additional paid-in capital                                                     22,343         22,426
     Cumulative other comprehensive income                                            (952)          (479)
     Retained earnings                                                              48,831         43,560
     Treasury stock, at cost                                                        (1,948)        (1,442)
                                                                                 ---------      ---------
         Total stockholders' equity                                                 74,103         69,874
                                                                                 ---------      ---------
                                                                                 $ 136,269      $ 121,684
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

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                               ----------------------
                                                                                 2001          2000
                                                                               --------      --------

Cash flows from operating activities:
    Net income                                                                 $  5,271      $  8,332
    Adjustments to reconcile net income to net cash provided by (used for)
    operating activities:
       Depreciation                                                               2,859         1,519
       Amortization                                                               1,065         1,229
       Other                                                                       (424)         (130)
    Change in assets and liabilities:
       Accounts receivable                                                       (1,957)          741
       Inventories                                                               (5,065)        3,536
       Other assets                                                              (1,664)         (656)
       Accounts payable                                                          (1,990)       (2,900)
       Accrued expenses                                                             943           474
                                                                               --------      --------
    Net cash (used for) provided by operating activities                           (962)       12,145
                                                                               --------      --------

Cash flows from investing activities:
    Purchases of property and equipment                                          (3,005)       (1,551)
    Purchase of Stagg Industries, Inc.                                           (2,750)           --
    Purchase of Frank Spielberg, LLC                                                 --        (3,561)
                                                                               --------      --------
    Net cash used for investing activities                                       (5,755)       (5,112)
                                                                               --------      --------

Cash flows from financing activities:
    Exercise of employee stock options                                               70           114
    Sale of stock to stock purchase program                                         945         1,129
    Purchase of treasury stock                                                   (1,584)       (1,659)
    Proceeds from borrowings                                                     67,995        68,320
    Payments under borrowings                                                   (61,025)      (73,720)
                                                                               --------      --------
    Net cash provided by financing activities                                     6,401        (5,816)
                                                                               --------      --------
Net increase (decrease) in cash and cash equivalents                               (316)        1,217
Cash and cash equivalents at beginning of period                                    661           180
                                                                               --------      --------
Cash and cash equivalents at end of period                                     $    345      $  1,397
                                                                               ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                $  2,575      $  2,909
       Income taxes                                                               3,027         4,855

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING PRINCIPLES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 2000.

NOTE 2 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

NOTE 3 - IMPACT OF  NEW ACCOUNTING STANDARDS

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

The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into an interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. As a result, the Company has entered into a five-year interest rate swap agreement converting $15,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90 day LIBOR rate. The interest rate swap agreement as a derivative represents a valid cash flow hedge instrument under Statement No. 133. At March 31, 2001, the receive and pay rates related to the interest rate swap were 6.41% and 6.52%, respectively.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the three and nine months ended March 31, 2001 and 2000 are as follows (in thousands):

                                                       Three Months              Nine Months
                                                          Ended                     Ended
                                                         March 31,                 March 31,
                                                    --------------------      --------------------
                                                     2001         2000         2001         2000
                                                    -------      -------      -------      -------

Net income                                          $   388      $   671      $ 5,271      $ 8,332
Foreign currency translation adjustments               (213)         (12)        (318)     $    61
Cumulative effect of change in accounting
   principle - fair value of interest rate swap                                   308
Fair Value of interest rate swap                       (228)          --         (463)
                                                    -------      -------      -------      -------
   Comprehensive income                             $   (53)     $   659      $ 4,798      $ 8,393
                                                    =======      =======      =======      =======

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - EARNINGS PER SHARE

     The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                   Three Months          Nine Months
                                                      Ended                 Ended
                                                     March 31,             March 31,
                                                 -----------------     -----------------
                                                  2001       2000       2001       2000
                                                 ------     ------     ------     ------

Numerator for basic and diluted earnings per share:

    Net income                                   $  388     $  671     $5,271     $8,332
                                                 ======     ======     ======     ======
Denominator:

       Weighted average shares outstanding        5,557      5,750      5,573      5,770
       Contingently issuable shares                  14         13         14         16
                                                 ------     ------     ------     ------
    Denominator for basic earnings per
       share - weighted average shares            5,571      5,763      5,587      5,786

    Effect of dilutive securities:
       Employee stock options                         1         37          6         53
       Director stock options                        --          8          1         10
                                                 ------     ------     ------     ------
    Dilutive potential common shares                  1         45          7         63

Denominator for diluted earnings per
    share - adjusted weighted - average
    shares                                        5,572      5,808      5,594      5,849
                                                 ======     ======     ======     ======
Basic earnings per share                         $ 0.07     $ 0.12     $ 0.94     $ 1.44
                                                 ======     ======     ======     ======
Diluted earnings per share                       $ 0.07     $ 0.12     $ 0.94     $ 1.42
                                                 ======     ======     ======     ======

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

Information regarding operations and assets by segment are as follows (in thousands):

                                              Three Months Ended            Nine Months Ended
                                                  March 31,                     March 31,
                                           ------------------------      ------------------------
                                             2001           2000           2001            2000
                                           ---------      ---------      ---------      ---------

Revenue from external customers:
   Men's accessories                       $  24,997      $  24,323      $  85,688      $  86,383
   Women's accessories                        17,447         15,363         67,697         64,125
                                           ---------      ---------      ---------      ---------
                                           $  42,444      $  39,686      $ 153,385      $ 150,508
                                           =========      =========      =========      =========

Operating income(1):
   Men's accessories                           2,528          2,290         10,216         11,458
   Women's accessories                        (1,144)        (1,114)         1,119          2,981
                                           ---------      ---------      ---------      ---------
                                           $   1,384      $   1,176      $  11,335      $  14,439
                                           =========      =========      =========      =========

Interest expense                                (779)          (726)        (2,800)        (2,541)
Other income(2)                                   28            646             62          1,720
                                           ---------      ---------      ---------      ---------
Income before income taxes                 $     633      $   1,096      $   8,597      $  13,618
                                           =========      =========      =========      =========

Depreciation and amortization expense:
   Men's accessories                       $     967      $     577      $   2,524      $   1,700
   Women's accessories                           483            381          1,307          1,096
                                           ---------      ---------      ---------      ---------
                                           $   1,450      $     958      $   3,831      $   2,796
                                           =========      =========      =========      =========

Capital expenditures:
   Men's accessories                       $     598      $      94      $     746      $     136
   Women's accessories                           326            232            826            493
   Corporate                                   1,212            228          2,033          1,143
                                           ---------      ---------      ---------      ---------
                                           $   2,136      $     554      $   3,605      $   1,772
                                           =========      =========      =========      =========

(1) Operating income consists of net sales less cost of sales and specifically identifiable selling, general and administrative expenses.

(2) Other income includes royalty income on corporate tradenames and during fiscal 2000, the early terminations of license agreements not specifically identifiable to a segment.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - STOCK REPURCHASE PROGRAM

On October 17, 2000, the Company's Board of Directors approved a plan to repurchase, from time to time in the open market or through negotiated transactions, shares of the Company's common stock at an aggregate purchase price of up to $2,000,000 (the "repurchase program"). This program is an extension of the $4,000,000 stock repurchase plan the Company initiated in October 20, 1999 and extended in April 26, 2000. Any open market purchases will be at prevailing market prices. The timing of any repurchases will depend on market conditions, market price, and management's assessment of the Company's liquidity and cash flow needs. Any repurchased shares will be added to the Company's treasury shares and may be used for the Company's stock plans and other corporate purposes. The funds required for the repurchases will be provided from the Company's current cash balances, operating cash flow, or the Company's credit facility. During the nine-months ended March 31, 2001, the Company repurchased 222,807 shares of treasury stock under the repurchase program at a cost of approximately $1,584,000. During the nine months ended March 31, 2001, 131,503 shares of treasury stock were issued to the Company's employee stock purchase program.

NOTE 8 - ACQUISITION

On January 18, 2001, the Company acquired all of the outstanding common stock of Stagg Industries, Inc. ("Stagg") for approximately $2,750,000 in cash plus contingent consideration of up to $250,000. The cash purchase price was provided by drawing on existing bank lines. Stagg is a distributor and marketer of men's and children's belts, neckwear, small leather and other accessories to various department stores and specialty retailers. In conjunction with the purchase, the Company assumed certain liabilities of which $2,794,000 in bank indebtedness was immediately retired. The purchase method of accounting was used for this acquisition. The pro-forma effects of this acquisition are not material.

NOTE 9 - SUBSEQUENT EVENT

On April 17, 2001, the Company acquired certain assets of Torel, Inc. ("Torel") for an aggregate purchase of $861,000 including acquisition-related costs. The assets included, but were not limited to, wholesale accounts receivable, wholesale inventory, certain machinery and equipment, and a 76,000 square foot building located in Yoakum, Texas. The purchase price was comprised of $558,000 in cash and 54,167 shares of Company issued common stock valued at $303,000. Torel is a manufacturer and distributor of men's belts and sporting goods accessories. The purchase method of accounting was used for this acquisition. The pro-forma effects of this acquisition are not material.

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

See Note 9 to the condensed consolidated financial statements for a discussion of certain subsequent events.

RESULTS OF OPERATIONS

     Sales and gross margin data from the Company's segments for the three and nine months ended fiscal 2001 compared to the same period last year were as follows (in thousands):

                                             Three Months Ended          Nine Months Ended
                                                 March 31,                  March 31,
                                           ----------------------      ----------------------
                                             2001          2000          2001          2000
                                           --------      --------      --------      --------

Net sales:
   Men's accessories                       $ 24,997      $ 24,323      $ 85,688      $ 86,383
   Women's accessories                       17,447        15,363        67,697        64,125
                                           --------      --------      --------      --------
Total net sales                            $ 42,444      $ 39,686      $153,385      $150,508
                                           ========      ========      ========      ========

Gross margin:
   Men's accessories                       $  9,810      $  9,484      $ 33,633      $ 34,161
   Women's accessories                        5,059         4,537        20,322        20,409
                                           --------      --------      --------      --------
Total gross margin                         $ 14,869      $ 14,021      $ 53,955      $ 54,570
                                           ========      ========      ========      ========

Gross margin as a percentage of sales:

   Men's accessories                           39.2%         39.0%         39.3%         39.5%

   Women's accessories                         29.0%         29.5%         30.0%         31.8%

   Total                                       35.0%         35.3%         35.2%         36.3%

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2000

NET SALES

For the three-month period ended March 31, 2001, net sales increased 7.0% to $42,444,000 as compared to net sales of $39,686,000 for the same period last year. Net sales of men's accessories increased 2.8% for the three-month period ended March 31, 2001 as compared to the same period last year. The increase was due to sales of $2.3 million contributed from the Company's acquisition of Stagg, (See Note 8.) which offset sales shortfalls experienced by the Company's core men's business due to the weak retail environment. Net sales of women's accessories increased 13.6% for the three-month period ended March 31, 2001 as compared to the same period last year. The increase was attributable to higher sales volume of women's fashion trend items to certain mass merchants. For the nine month period ended March 31, 2001, net sales increased 1.9% to $153,385,000 as compared to net sales of $150,508,000 for the same period last year. The sales increases were attributable to higher sales volume in women's accessories experienced during the second and third quarters of fiscal 2001.

GROSS MARGINS

Gross margins increased for the three months ended, March 31, 2001, $848,000 or 6.1% as compared to the same period for the prior year. For the nine months ended, March 31, 2001, gross margins decreased $615,000 or 1.1% as compared to the same period for the prior year. As a percentage of sales, gross margins decreased 0.3% and 1.1% for the three and nine months ended March 31, 2001, respectively, as compared to the same periods last year. The overall decrease was due to higher women's mass merchant sales at lower than historical gross margins due to initial spring and summer merchandise rollouts. Additionally, close out sales of women's fashion trend accessories resulted in the recognition of additional inventory markdowns during the nine-month period ended March 31, 2001 of approximately $515,000, as compared to the same period in the prior year.

OPERATING EXPENSES

Selling, general and administrative expenses as a percentage of net sales for the three months ended March 31, 2001 decreased 1.6% as compared to the same period of the prior year. The decrease was attributable to non-recurring expenditures incurred during the three month period March 31, 2000, resulting from the timing of the wind down of the Jones New York handbag line. For the nine months ended March 31, 2001, selling, general and administrative expenses as a percentage of net sales increased 0.5% as compared to the same period of the prior year. The increase resulted from higher wages, advertising and rent expenses.

Depreciation and amortization expenses increased $492,000 and $1,035,000 for the three and nine months ended March 31, 2001, respectively, as compared to the same periods in the prior year. The increase is attributable to depreciation on capital expenditures related to leasehold improvements and equipment for the new distribution facility in Dallas, Texas, for women's accessories as well as additional computer hardware and software applications.

Interest expense for the three and nine-month periods ended March 31, 2001 increased $53,000 and $259,000 as compared to the same periods in the prior year. The increase is primarily related to higher average debt levels in fiscal 2001.

The effective tax rate for the three and nine months ended March 31, 2001 was 38.7%, which is consistent with the same periods in the prior year.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the three-month period ended March 31, 2001 decreased 42.2% to $388,000, or $0.07 per diluted share, compared to net income of $671,000, or $0.12 per diluted share, for the same period in the prior year. On March 3, 2000, the Company negotiated an early termination of its small leather goods licensing agreement with Jones New York. Both the three and nine month results during fiscal 2000 include a one time benefit, including related costs, of $600,000 from the termination of this licensing agreement. Excluding the net benefit of the early license termination, net income for the three-month period ended March 31, 2000 was $304,000, or $0.05 per diluted share. The increase in net income was primarily due to higher women's accessories sales volume.

Net income for the nine months ended March 31, 2001 decreased 36.7% to $5,271,000, or $0.94 per diluted share, compared to net income of $8,332,000, or $1.42 per diluted share, for the same period in the prior year. On March 3, 2000 and November 9, 1999, the Company negotiated an early termination of its Jones New York handbag and small leather goods licensing agreements, respectively resulting in a one time benefit, including related costs, of $1,600,000. Excluding the net benefit of the early license termination realized during the second and third quarter of fiscal 2000, net income in the prior year nine-month period was $7,353,000, or $1.26 per diluted share. The decrease in net income was primarily due to a lower margin sales mix of women's accessories and increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flows from operations and the Company's lines of credit. The Company has two unsecured domestic bank credit lines aggregating $90,000,000, which can be used for seasonal borrowings and letters of credit. The Company's borrowings under its credit lines were $50,849,000 and $42,025,000 as of March 31, 2001 and 2000,
respectively.

For the nine months ended March 31, 2001, the Company's operating activities used cash of $962,000 compared to providing cash of $12,145,000 for the same period last year. The increase in the use of cash was attributable to lower net income and higher inventory and customer display fixture purchases.

Capital expenditures were $3,005,000 for the nine months ended March 31, 2001. The increase of $1,454,000 over the same prior year period is due to the timing of capital investments during fiscal 2001. Management anticipates that the Company's level of capital investment for fiscal 2001 will approximate the prior year. Capital commitments for fiscal 2001 include additional equipment for the Company's distribution facility in Dallas, Texas, as well as additional computer hardware and software applications.

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

See Note 7 of the condensed consolidated financial statements for a discussion of the Company's stock repurchase program.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

See Note 8 and 9 of the condensed consolidated financial statements for a discussion of acquisitions consummated by the Company.

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into an interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. At March 31, 2001, the Company had borrowings under its credit lines of $50,849,000 bearing a weighted-average interest rate of 6.74%. The Company has entered into a five-year interest rate swap agreement converting $15,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90 day LIBOR rate. At March 31, 2001, the receive and pay rates related to the interest rate swap were 6.41% and 6.52%, respectively. At March 31, 2001, the fair value of the interest rate swap agreement was approximately ($235,000). Interest differentials to be paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt period. The potential impact of market conditions on the fair value of the Company's indebtedness is not expected to be material. Given that such lines of credit bear interest at floating market interest rates, the fair value of amounts borrowed thereunder approximates carrying value.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     None.

(b) Reports on Form 8-K.

The Company filed a Form 8-K on January 18, 2001 regarding the press release announcing its financial results for the second quarter of fiscal 2001.

The Company filed a Form 8-K on April 12, 2001 regarding the press release announcing updated guidance on its financial results for the third quarter of fiscal 2001 and the launch of the Company's new line of women's handbags, small leather goods and belts produced under the Dockers(R) name.

The Company filed a Form 8-K on April 25, 2001 regarding the press release announcing its financial results for the third quarter of fiscal 2001.

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

Date: May 10, 2001

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                                  EXHIBIT INDEX

                                                          Incorporated by Reference
                                                               (If applicable)
                                                --------------------------------------------------
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