Form 10-K405
period 2001-06-30
TANDY BRANDS ACCESSORIES INC
filed 2001-09-25
CIK 869487

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

FOR THE FISCAL YEAR ENDED JUNE 30, 2001           COMMISSION FILE NUMBER 0-18927

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

                    Common Stock, Par Value $1.00 Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock as reported on September 17, 2001, through the National Market System of the National Association of Securities Dealers Automated Quotation System) was approximately $29,737,000.

     There were 5,926,462 shares of common stock, $1.00 par value per share, outstanding on September 17, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(a) Annual Report to Stockholders for Fiscal Year Ended June 30, 2001 (incorporated by reference in Parts II and IV).

(b) Definitive Proxy Statement for the Annual Meeting to be held October 16, 2001 (incorporated by reference in Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                   FORM 10-K

                                     PART I

ITEM 1.  BUSINESS.

     Tandy Brands Accessories, Inc. (the "Company") is a leading designer, manufacturer and marketer of branded men's, women's and children's accessories, including belts and small leather goods such as wallets. The Company's product line also includes handbags, socks, scarves, gloves, hats, hair accessories, suspenders and cold weather accessories. Tandy Brands' merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including Dockers(R), Jones New York(R), Florsheim(R), Perry Ellis(R), Rolfs(R), Haggar(R), Woolrich(R), Jordache(R), Bugle Boy(R), Canterbury(R), Prince Gardner(R), Princess Gardner(R), Amity(R), Don Loper(R), Accessory Design Group(R), Tex Tan(R) and Tiger(R), as well as private brands for major retail customers. The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, grocery stores, men's and women's specialty stores, golf pro shops, sporting goods stores and catalogs.

     On January 18, 2001, the Company acquired all of the outstanding common stock of Stagg Industries, Inc. ("Stagg") for approximately $2,750,000 in cash plus contingent consideration of up to $250,000. The cash purchase price was provided by drawing on existing bank lines. Stagg is a distributor and marketer of men's and children's belts, neckwear, small leather goods and other accessories to various department stores and specialty retailers.

     On April 17, 2001, the Company acquired certain assets of Torel, Inc. ("Torel") for an aggregate purchase price of $861,000 including acquisition-related costs. The assets included, but were not limited to, wholesale accounts receivable, wholesale inventory, certain machinery and equipment and a 76,000 square foot building located in Yoakum, Texas. The purchase price was comprised of $558,000 in cash and 54,167 shares of Company issued common stock valued at $303,000. Torel is a manufacturer and distributor of men's belts and sporting goods accessories.

     The Company is deeply saddened by the unexpected terrorist attacks and tremendous loss our country endured on September 11, 2001. Given the uncertainty of the economic impact of the events of September 11, 2001, we cannot predict at this time whether future orders will be adversely affected during fiscal 2002.

     The Company seeks increased accessory sales and earnings through a variety of means, including increased sales through the Company's current operating units, as well as growth through the acquisition of similar businesses. The following chart summarizes the Company's acquisitions:

                    NAME OF BUSINESS OR
DATE ACQUIRED         ASSETS ACQUIRED         PRODUCT LINES         BRANDS ACQUIRED
-------------       -------------------       -------------         ---------------
May 1, 1992         Accessory Design       Women's accessories    Accessory Design
                    Group                  and Belts              Group
June 1, 1993        Durite Leather Goods   Women's apparel and    Various private
                                           Accessories            brands
November 29, 1993   Accolade, Inc.         Men's and boys'        Always In Style(1)
                                           belts and
                                           Accessories
April 4, 1994       Certain assets of      Men's and women's      Prince Gardner
                    Prince Gardner         small leather goods    Princess Gardner
                    Incorporated                                  Royalle by Prince
                                                                  Gardner
                                                                  Royalle by Princess
                                                                  Gardner
August 30, 1994     H.A. Sheldon, Inc.     Men's belts, wallets   Various private
                                           and Suspenders         brands
May 1, 1995         Canterbury Belts,      Men's, women's and     Canterbury
                    Ltd.                   children's leather
                                           and fabric
                                           accessories
May 12, 1998        Certain assets of AR   Men's and women's      Amity Rolfs
                    Accessories Group,     small leather goods
                    Inc.
June 1, 1998        Tiger Accessories,     Men's and boys'        Tiger
                    Inc.                   belts
July 16, 1999       Frank Spielberg        Handbags               Coletta, Decca &
                    Sales, LLC                                    Tempo
January 18, 2001    Stagg Industries,      Men's and children's   Stagg
                    Inc.                   belts, wallets and
                                           neckwear
April 17, 2001      Certain assets of      Men's belts and        Torel
                    Torel Inc.             sporting goods
                                           accessories

---------------

(1) On March 27, 1995 the Company announced its decision to discontinue its Always In Style operations.

     The Company distributes its products to nearly every type and size of retail operation. The Company's key brands and each brand's targeted distribution channels and products are as follows:

                  BRAND                    DISTRIBUTION CHANNEL         PRODUCTS
                  -----                    --------------------         --------
Dockers(R)...............................  National chain stores   Belts
                                           Department stores       Handbags
                                           Specialty stores        Small leather goods
Jones New York(R)........................  Department stores       Belts
                                           Specialty stores        Small leather goods
Florsheim(R).............................  Department stores       Belts
                                           Specialty stores        Small leather goods
Perry Ellis(R)...........................  Department stores       Belts
                                           Specialty stores
Rolfs(R).................................  Department stores       Small leather goods
                                           Specialty stores
Haggar(R)................................  National chain stores   Belts
                                           Specialty stores        Small leather goods
                                           Catalogs
Woolrich(R)..............................  Department stores       Belts
                                           Specialty stores        Small leather goods
Jordache(R)..............................  National chain stores   Belts
Bugle Boy(R).............................  National chain stores   Belts
                                           Department stores       Small leather goods
Canterbury(R)............................  Specialty stores        Belts
                                           Golf pro shops          Small leather goods
Prince Gardner(R)........................  National chain stores   Small leather goods
                                           Specialty stores
Princess Gardner(R)......................  National chain stores   Small leather goods
                                           Specialty stores
Amity(R).................................  Mass merchants          Small leather goods
                                           National chain stores
Coletta(R)...............................  Mass merchants          Handbags
                                           National chain stores
Accessory Design Group(R)................  Mass merchants          Belts
                                           National chain stores   Women's accessories
Tiger(R).................................  Mass merchants          Belts
                                           National chain stores
Stagg(R).................................  Mass merchants          Belts
                                           National chain stores   Small leather goods

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

PRODUCTS

                                                      The Company's primary products are belts and
                                                      small leather goods, such as wallets, which
                                                      accounted for approximately 49.7% and 25.8%,
                                                      respectively, of the Company's net sales for
                                                      fiscal 2001. The Company's other products
                                                      include women's handbags, socks, scarves,
                                                      gloves, hats, hair accessories and men's
                                                      neckwear, suspenders and other fashion
                        Graph                         accessories, which collectively accounted for
                                                      the remaining 24.5% of net sales in fiscal 2001.
                                                      Men's and boys' products accounted for
                                                      approximately 56.3% of net sales during fiscal
                                                      2001, and women's and girls' products accounted
                                                      for approximately 43.7% of net sales during the
                                                      same period. Proprietary brands, licensed brands
                                                      and private brands accounted for approximately
                                                      39.4%, 6.3% and 54.3%, respectively, of net
                                                      sales during fiscal 2001.

Belts

                                                      The Company and its predecessors have been
                                                      manufacturing and marketing belts for over 70
                                                      years, and belts remain the Company's largest
                                                      single product category, representing
                                                      approximately 49.7% of net sales in fiscal 2001.
                        Graph                         The Company competes in all four categories of
                                                      the belt market: casual, work, dress and
                                                      fashion. In fiscal 2001, Tandy Brands
                                                      manufactured approximately 29.2% of the men's
                                                      belts it distributed and imported the balance
                                                      from China, Guatemala and various other
                                                      countries.

     The continuing trend toward casual attire has created an increasing demand for belts other than those in the traditional dress category. However, trends in women's fashion dress categories that have created design offerings that do not require a belt have been attributable to sales weakness in certain categories of women's belts. The Company's belt sales were $98.9 million in fiscal 2001, which represents an increase of 6.3% compared to fiscal 2000. In fiscal 2001, sales of men's and boys' belts represented $80.5 million, or 81.4% of total belt sales, and women's and girls' belts represented $18.4 million, or 18.6% of total belt sales.

Small Leather Goods

                                                      The Company's small leather goods consist
                                                      primarily of men's and women's wallets sold
                                                      under licensed and proprietary brands. The
                        Graph                         Company's small leather goods are primarily
                                                      sourced from manufacturers in foreign countries,
                                                      such as China, due to the labor-intensive nature
                                                      of manufacturing small leather goods and the
                                                      relative low cost of labor in those countries.

     Sales of small leather goods accounted for approximately $51.4 million, or 25.8% of Tandy Brands' net sales in fiscal 2001. In fiscal 2001, sales of men's and boys' small leather goods represented $26.3 million, or 51.1% of total small leather goods sales, and women's and girls' small leather goods represented $25.1 million, or 48.9% of the Company's total small leather goods sales.

Other Accessories

     In addition to belts and small leather goods, Tandy Brands distributes accessories such as women's handbags, socks, scarves, gloves, hats, hair accessories and men's suspenders. These products are marketed under certain of the Company's proprietary brands, licensed brands and private brands. These other accessories complement the Company's core belt and small leather goods products. All other accessory items sold by the Company are purchased by the Company from foreign and domestic sources and are manufactured according to the Company's design specifications. In fiscal 2001, Tandy Brands' sales of other accessories totaled $48.6 million, or 24.5% of its net sales.

PROPRIETARY BRANDS

                                                      In addition to its licensed and private brands,
                                                      Tandy Brands produces and markets products under
                                                      its own registered trademarks and trade names.
                                                      The Company owns leading and well recognized
                                                      trademarks such as Rolfs, Amity, Canterbury,
                                                      Tiger, Accessory Design Group, Prince Gardner,
                                                      Princess Gardner, Royalle by Prince Gardner, and
                       (CHART)                        Royalle by Princess Gardner. The Company intends
                                                      to build on the success of its proprietary brand
                                                      portfolio by pursuing additional ownership
                                                      opportunities and expanding the assortment of
                                                      products offered and the retail channels served
                                                      by its proprietary brands. Net sales under the
                                                      Company's proprietary brands were approximately
                                                      $78.3 million, or 39.4% of the Company's net
                                                      sales in fiscal 2001.

EXCLUSIVE LICENSE AGREEMENTS

     Tandy Brands has been awarded exclusive license agreements for several well recognized brands, including Dockers(R), Jones New York(R), Florsheim(R), Perry Ellis(R), Bugle Boy, Haggar(R), Woolrich(R), Jordache(R), Tex Tan(R) and Botany 500(R). Generally, these license agreements cover specific products and require that the Company pay annual royalties, ranging from two to eight percent of net sales, based on minimum sales quotas or sales. The terms of the agreements are typically four to ten years, with options to extend the terms, provided certain sales or royalty minimums are achieved. For fiscal 2001, sales of the Company's licensed products accounted for approximately 6.3% of the Company's net sales, with no sales associated with any individual license agreement accounting for more than five percent of net sales.

PRIVATE BRAND PRODUCTS

     In fiscal 2001, private brand products accounted for approximately $108.1 million, or 54.3% of the Company's net sales. Private brand programs offer the Company's customers exclusivity and pricing control over their products, both of which are important factors in the retail marketplace. Management believes that the Company's flexible sourcing capabilities, advanced electronic inventory management and replenishment systems and design, product development and merchandising expertise provide retailers with a superior alternative to direct sourcing of their private brand products. The Company's principal private brand programs include those for leading retailers such as Wal-Mart, JCPenney, Sears, and Target and nationally recognized private brand names such as Farah, Faded Glory, No Boundaries, Kathy Lee, Arizona, Jacqueline Ferrar, St. John's Bay, and Xhilaration, Mossimo and Cherokee.

CUSTOMERS

     The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, major department stores, grocery stores, men's and women's specialty stores, golf pro shops, sporting goods stores and catalogs. The Company maintains strong relationships with major retailers in the United States and Canada, including Wal-Mart,

Target, Meijer's, Shopko, AAFES, Sears, JCPenney, Kohl's, May Department Stores, Dillard's, Mervyn's and Federated Department Stores. For fiscal 2001, Wal-Mart and Target represented 38.0% and 10.0% of the Company's net sales, respectively. In fiscal 2001, the Company's top ten customers accounted for approximately 68.8% of net sales.

     The Company had firm backlog orders for fiscal years 2001 and 2000 totaling $9,065,000 and $9,914,000, respectively. Shipment of backlog orders in fiscal 2001 is subject to product availability prior to customer order cancellation dates. The Company currently uses electronic data interchange ("EDI") for electronic communications of invoices, shipping notices, purchase orders and other transactions. Due to the rapid fulfillment of EDI orders, the backlog at June 30, 2001 may not be indicative of future quarterly results.

SALES, MARKETING AND CUSTOMER SERVICE

     Management believes that the success of Tandy Brands has resulted in large part from the Company's strong customer relationships, strong sales and marketing organization and superior customer service, including "quick response" distribution, vendor inventory management services, EDI capabilities and expertise in the communication of fashion and lifestyle concepts through product lines and innovative point-of-sale presentations. The Company's accounts are developed and maintained through the coordinated efforts of senior management, regional managers, account executives and an organization of salespeople and independent sales representatives. Relationships with certain of the Company's national accounts such as Wal-Mart, Shopko, Kohls, Dillard's, JCPenney, Sears, Meijer's and Target are managed by senior management or senior account executives.

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

     The Company's in-store customer service relationships with various specialty stores, national chain stores and major department stores are maintained by a nationwide team of more than 70 sales associates in the United States and approximately 20 sales associates in Canada, who are organized on a regional basis and supervised by regional sales managers. Sales associates are responsible for overseeing accounts within a defined geographic territory, developing and maintaining business relationships with their respective customers, preparing and conducting line presentations and assisting customers in the implementation of programs at the individual store level. In addition, sales associates may, depending upon the needs of an individual customer, assist in the maintenance and presentation of merchandise on the selling floor. The Company's regional sales organization is supported by account executives. Sales personnel other than senior managers generally are compensated based on a combination of salary and commission.

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

COMPETITION

     Competition in the fashion accessories industry is intense. The Company's ability to remain competitive depends largely on its ability to maintain its customer relationships, create new designs and products and offer high quality merchandise at popular prices. The Company's men's and boys' belt business competes with a large number of companies, including Swank, Randa/Humphreys, Leegin, Max Leather and Salant. The Company's men's wallet business also competes with a large number of competitors, including Buxton, Randa/Humphreys, Mundi and Fossil. In women's and girls' belts, the Company competes primarily with Cipriani, Liz Claiborne, Circa and Fossil. The women's handbag business competes with Nine West, Liz Claiborne, Kenneth Cole, Fossil, Guess and others, while the women's personal leather goods business competes with Buxton, Mundi, Fossil, Liz Claiborne, Nine West and others.

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

RAW MATERIALS AND SUPPLIERS

     The major raw materials for the Company's products are readily available from a variety of foreign and domestic sources. In fiscal 2001, the Company sourced certain finished products representing approximately 86% of its net sales from outside manufacturers, both domestic and foreign. The Company has strong relationships with a number of high quality, low-cost foreign manufacturers who provide particularly labor-intensive products, such as small leather goods, manufactured to the Company's specifications.

MANUFACTURING OPERATIONS

     The Company's manufacturing facilities are located in Yoakum, Texas and Scarborough, Ontario. The Yoakum, Texas, facility has the capacity to manufacture approximately 5.3 million belts per year. During fiscal 2001, Tandy Brands' manufacturing facilities operated at approximately 74.6% of capacity. The Company continually seeks to increase the automation of its manufacturing operations. The Company believes that it is one of the lowest-cost domestic belt producers because of its automated equipment, large production volumes and economies of scale in raw materials and finished goods sourcing.

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

EMPLOYEES

     The Company had approximately 1,124 employees as of June 30, 2001. The Company believes that employee relations are generally good.

ITEM 2.  PROPERTIES.

     The Company owns and operates the various facilities in Yoakum, Texas, which are used for leather product manufacturing, product distribution and administrative offices. The Company leases facilities in Scarborough, Ontario, which are used for the manufacture and distribution of leather goods. Additionally, the Company leases warehouse space in Dallas, Texas, and office space in Arlington, Texas, New York, New York, San Francisco, California, St. Louis, Missouri, Birmingham, Alabama and Hong Kong. The Company has a renewal option for its corporate office space in Arlington. The Company owns the West Bend, Wisconsin facility which is utilized for the distribution of small leather goods and handbags. Management believes Tandy Brands' various properties are adequate and suitable for the particular uses involved.

     The total space owned, leased and occupied by the Company as of June 30, 2001, was as follows:

                                                            APPROXIMATE SQUARE FEET
                                                          ---------------------------
                                                           OWNED    LEASED     TOTAL
                                                          -------   -------   -------
Warehouse and Office....................................  496,000   254,000   750,000
Factory.................................................   63,000    27,000    90,000
                                                          -------   -------   -------
Total...................................................  559,000   281,000   840,000
                                                          =======   =======   =======

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business. No material legal proceedings were terminated during the fourth quarter of the 2001 fiscal year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the 2001 fiscal year.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     (a) The principal market for the registrant's common stock is the NASDAQ National Market System. The high and low bid information for the Company's common stock for each full quarterly period within the two most recent fiscal years appears on page 28 of the Company's 2001 Annual Report to Stockholders, which information is incorporated herein by reference.

     (b) The approximate number of record holders of common stock on September 17, 2001, was 1,004.

     (c) The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain its earnings for the foreseeable future to provide funds for the expansion of its business. The payment of dividends in the future will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, capital needs, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company's existing credit agreement currently contains covenants that restrict the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this item appears on page 28 of the 2001 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item appears on pages 24 through 27 of the 2001 Annual Report to Stockholders, which information is incorporated herein by reference.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to interest rate risk on its long-term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition, the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into an interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. During fiscal 1999, the

Company entered into a five-year interest rate swap agreement, which would have expired on November 17, 2003, converting $15,000,000 of outstanding indebtedness from a variable to a fixed interest rate. Interest differentials paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt period. The interest rate swap agreement represents a valid cash flow hedge under Statement No. 133. The potential impact of market conditions on the fair value of the Company's indebtedness is not expected to be material. Given that such lines of credit bear interest at floating market interest rates, the fair value of amounts borrowed thereunder approximates carrying value.

     On July 1, 2001, the Company entered into a new interest rate swap agreement which expires on June 27, 2004, converting $30,000,000 of outstanding indebtedness from a variable to a fixed interest rate. In connection with the new swap agreement, the $15,000,000 swap agreement dated November 17, 1998, was terminated by the Company for immaterial consideration.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item appears on pages 7 through 28 of the 2001 Annual Report to Stockholders, which information is incorporated herein by reference. Following is a cross reference for location of the requested information:

                                                               PAGE NUMBER IN
                                                                  THE TANDY
                                                                   BRANDS
                                                              ACCESSORIES, INC.
                                                                 2001 ANNUAL
                                                                  REPORT TO
                                                                STOCKHOLDERS
                                                              -----------------
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Income for the Years Ended June
  30, 2001, 2000 and 1999...................................            7
Consolidated Balance Sheets at June 30, 2001 and 2000.......            8
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 2001, 2000 and 1999..............................            9
Consolidated Statements of Stockholders' Equity for the
  Years Ended June 30, 2001, 2000 and 1999..................           10
Notes to Consolidated Financial Statements..................        11-22
Selected Unaudited Quarterly Financial Data.................           22
Report of Independent Auditors..............................           23
Selected Financial Data.....................................           28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item appears under the captions "Re-Election of Directors," "Other Information You Need to Make a
Decision -- Who are our executive officers?" and "Security Ownership of Certain Beneficial Owners -- Have our directors, executive officers and 10% stockholders complied with Section 16(a) of the Securities Exchange Act of 1934?" included in the Company's definitive Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item appears under the caption "Other Information You Need to Make a Decision -- How do we compensate our executive officers?" included in the Company's definitive Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item appears under the caption "Security Ownership of Certain Beneficial Owners" included in the Company's definitive Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item appears under the caption "Other Information You Need to Make a Decision -- Did we have transactions with officers, directors or 5% stockholders?" included in the Company's definitive Proxy Statement relating to the Company's 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Report:

          (l) The financial statements listed in response to Item 8 of this Report have been incorporated herein by reference to pages 7 through 28 of the Company's 2001 Annual Report to Stockholders.

          (2) Financial Statement Schedule:

             Report of Independent Auditors on Financial Statement Schedule

             For the three years in the period ended June 30, 2001, Schedule II -- Valuation and Qualifying Accounts

             The financial statement schedule should be read in conjunction with the consolidated financial statements in the Company's 2001 Annual Report to Stockholders. Financial statement schedules not included in this Report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

     The Company filed a Form 8-K on June 15, 2001 regarding the press release announcing updated guidance regarding its projected financial results for fiscal 2001.

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

Date: September 25, 2001

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

                       NAME                                     POSITION                     DATE
                       ----                                     --------                     ----

/s/ DR. JAMES GAERTNER                                        Director and            September 25, 2001
------------------------------------------------         Chairman of the Board
Dr. James Gaertner


/s/ J.S.B. JENKINS                                              Director              September 25, 2001
------------------------------------------------
J.S.B. Jenkins


/s/ MARVIN J. GIROUARD                                          Director              September 25, 2001
------------------------------------------------
Marvin J. Girouard


/s/ C. A. RUNDELL, JR.                                          Director              September 25, 2001
------------------------------------------------
C. A. Rundell, Jr.


/s/ ROGER R. HEMMINGHAUS                                        Director              September 25, 2001
------------------------------------------------
Roger R. Hemminghaus


/s/ GENE STALLINGS                                              Director              September 25, 2001
------------------------------------------------
Gene Stallings


/s/ COLOMBE M. NICHOLAS                                         Director              September 25, 2001
------------------------------------------------
Colombe M. Nicholas


/s/ STANLEY T. NINEMIRE                                Senior Vice President and      September 25, 2001
------------------------------------------------        Chief Financial Officer
Stanley T. Ninemire

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Tandy Brands Accessories, Inc.

     We have audited the consolidated financial statements of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 2001 and 2000, and for each of the three years in the period ended June 30, 2001, and have issued our report thereon dated August 10, 2001, incorporated by reference in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a) of this Annual Report on Form 10-K. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

Fort Worth, Texas
August 10, 2001

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          FOR THE YEAR ENDED JUNE 30,

                                                      ADDITIONS
                             BALANCE AT   ---------------------------------                   BALANCE AT
                             BEGINNING    CHARGED TO COSTS     CHARGED TO                       END OF
DESCRIPTION                  OF PERIOD      AND EXPENSES     OTHER ACCOUNTS   DEDUCTIONS(1)     PERIOD
-----------                  ----------   ----------------   --------------   -------------   ----------
2001
Allowance for Doubtful
  Accounts and Returns.....  $1,101,000      $1,720,000           $-0-         $1,150,000     $1,671,000
2000
Allowance for Doubtful
  Accounts and Returns.....  $1,180,000      $1,255,000           $-0-         $1,334,000     $1,101,000
1999
Allowance for Doubtful
  Accounts and Returns.....  $1,116,000      $  615,000           $-0-         $  551,000     $1,180,000

---------------

(1) Represents uncollectible accounts written off, net of recoveries and application of allowances to sales returns.

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

                                                                INCORPORATED BY REFERENCE (IF APPLICABLE)
                                                                -----------------------------------------
EXHIBIT NUMBER AND DESCRIPTION                                  FORM      DATE       FILE NO.    EXHIBIT
------------------------------                                  -----   ---------   ----------   --------
(3)    --   Articles of Incorporation and by-laws
 3.1   --   Certificate of Incorporation of Tandy Brands
            Accessories, Inc.                                    S-1    11/02/90     33-37588       3.1
 3.2   --   By-laws of Tandy Brands Accessories, Inc.            S-1    11/02/90     33-37588       3.2
(4)    --   Instruments defining the rights of security
            holders, including indentures
 4.1   --   Certificate of Designations, Powers, Preferences,
            and Rights of Series A Junior Participating
            Cumulative Preferred Stock of Tandy Brands
            Accessories, Inc.                                    S-1    11/02/90     33-37588       4.1
 4.2   --   Form of Common Stock Certificates of Tandy Brands
            Accessories, Inc.                                    S-1    11/02/90     33-37588       4.2
 4.3   --   Form of Preferred Share Purchase Rights
            Certificate of Tandy Brands Accessories, Inc.        S-1    11/02/90     33-37588       4.3
 4.4   --   Rights Agreement dated November 7, 1990, between
            Tandy Brands Accessories, Inc. and First National
            Bank of Boston                                       S-1    11/02/90     33-37588       4.4
 4.5   --   Form of Rights Certificate of Tandy Brands
            Accessories, Inc.                                    8-K    11/02/99      0-18927       4.5
 4.6   --   Amended and Restated Rights Agreement dated
            October 19, 1999, Between Tandy Brands
            Accessories, Inc. and Bank Boston, N.A.              8-K    11/02/99      0-18927       4.6
(10)   --   Material Contracts
10.1   --   Form of Distribution Agreement dated December 31,
            1990, between The Bombay Company, Inc. and Tandy
            Brands Accessories, Inc.                             S-1    11/02/90     33-37588      10.1
10.2   --   Form of Service Agreement dated December 31, 1990,
            Between The Bombay Company, Inc. and Tandy Brands
            Accessories, Inc.                                    S-1    11/02/90     33-37588      10.2
10.3   --   Form of Tax Sharing Agreement dated December 31,
            1990, between The Bombay Company, Inc. and Tandy
            Brands Accessories, Inc.                             S-1    11/02/90     33-37588      10.3
10.4   --   Form of Purchase Agreement dated December 31,
            1990, between The Bombay Company, Inc. and Mr.
            J.S.B. Jenkins                                       S-1    11/02/90     33-37588      10.4
10.6   --   Tandy Brands Accessories, Inc. Stock Purchase
            Program                                              S-1    11/02/90     33-37588      10.6
10.7   --   Tandy Brands Accessories, Inc. Employees
            Investment Plan                                      S-1    11/02/90     33-37588      10.7
10.8   --   Tandy Brands Accessories, Inc. 1991 Stock Option
            Plan*                                                S-1    11/02/90     33-37588      10.8
10.9   --   Form of Stock Option Agreement -- 1991 Stock
            Option Plan*                                         S-1    11/02/90     33-37588      10.9
10.10  --   Tandy Brands Accessories, Inc. Stock Bonus Plan*     S-1    11/02/90     33-37588     10.10
10.11  --   Tandy Brands Accessories, Inc. Family Security
            Plan                                                 S-1    11/02/90     33-37588     10.11
10.12  --   Form of Agreement under Family Security Plan         S-1    11/02/90     33-37588     10.12
10.13  --   Tandy Brands Accessories, Inc. Key Executive
            Disability Plan*                                     S-1    11/02/90     33-37588     10.13

                                                                INCORPORATED BY REFERENCE (IF APPLICABLE)
                                                                -----------------------------------------
EXHIBIT NUMBER AND DESCRIPTION                                  FORM      DATE       FILE NO.    EXHIBIT
------------------------------                                  -----   ---------   ----------   --------
10.14  --   Tandy Brands Accessories, Inc. Benefit Restoration
            Plan and related Trust Agreement and Amendments
            No. 1 and 2 Thereto*                                10-K    09/25/97      0-18927     10.14
10.15  --   Form of Indemnification Agreement between Tandy
            Brands Accessories, Inc. and Each of its directors
            and Officers                                         S-1    11/02/90     33-37588     10.15
10.16  --   Office Lease Agreement dated March 6, 1991,
            between John Hancock Mutual Life Insurance Co. and
            Tandy Brands Accessories, Inc. relating to the
            corporate offices                                    S-1    11/02/90     33-37588     10.16
10.17  --   Tandy Brands Accessories, Inc. Non-Qualified
            Formula Stock Option Plan for Non-Employee
            Directors                                            S-8    02/10/94     33-75114      28.1
10.18  --   Tandy Brands Accessories, Inc. 1993 Employee Stock
            Option Plan and form of Stock Option Agreement
            Thereunder*                                          S-8    02/10/94     33-75114      28.2
10.19  --   Tandy Brands Accessories, Inc. Non-Qualified Stock
            Option Plan for Non-Employee Directors               S-8    02/10/94     33-75114      28.3
10.20  --   Tandy Brands Accessories, Inc. 1995 Stock Deferral
            Plan for Non-Employee Directors                      S-8    06/03/96     333-8579      99.1
10.21  --   Tandy Brands Accessories, Inc. 1997 Employee Stock
            Option Plan*                                         S-8    12/12/97    333-42211      99.2
10.22  --   ISDA Master Agreement between Tandy Brands
            Accessories, Inc. and NationsBank, N.A., Dated as
            of November 17, 1998                                10-Q    02/12/99      0-18927     10.30
10.23  --   Revolving Credit and Uncommitted Line of Credit
            Agreement between Tandy Brands Accessories, Inc.
            and Wells Fargo HSBC Trade Bank, N.A., Dated as of
            April 30, 1999                                      10-Q    05/14/99      0-18927     10.31
10.24  --   Tandy Brands Accessories, Inc. Employees
            Investment Plan as Amended and Restated Effective
            April 1, 1999                                       10-Q    05/14/99      0-18927     10.32
10.25  --   Promissory Note between Tandy Brands Accessories,
            Inc. and NationsBank, N.A. dba Bank of America,
            N.A. Dated as of May 17, 1999 and Amendment
            thereto                                             10-K    09/21/98      0-18927     10.33
10.26  --   Promissory Note between Tandy Brands Accessories,
            Inc. Bank of America, N.A Dated as of November 1,
            1999                                                10-Q    11/12/99      0-18927     10.34
10.27  --   Tandy Brands Accessories, Inc. 1997 Employee Stock
            Option Plan Tandy Brands Accessories,, Inc.
            Nonqualified Formula Stock Option Plan for
            Non-Employee Directors*                              S-8     1/06/00    333-94251      99.3
10.28  --   Tandy Brands Accessories, Inc. Employees
            Investment Plan*                                     S-8     6/02/00    333-38526      99.4
10.29  --   Second Amendment to Revolving Term Loan Agreement
            between Tandy Brands Accessories, Inc. and
            NationsBank, N.A. dba Bank of America, N.A. Dated
            as of June 12, 2000 and Amendment thereto           10-K    09/26/00      0-18927     10.37
10.30  --   First Amendment to the Revolving Credit Agreement
            between Tandy Brands Accessories, Inc. and Wells
            Fargo HSBC Trade Bank, N.A., Dated as of June 21,
            2000                                                10-K    09/26/00      0-18927     10.38
10.31  --   Tandy Brands Accessories, Inc. Employees
            Investment Plan as Amended and Restated Effective
            June 1, 2000                                        10-K    09/26/00      0-18927     10.39
10.32  --   Third Amendment to Revolving Credit and Term Loan
            Agreement between Tandy Brands Accessories, Inc.
            and NationsBank, N.A. dba Bank of America, N.A.
            Dated as of November 14, 2000 and Amendment
            thereto                                             10-Q    02/12/01      0-18927     10.40

                                                                INCORPORATED BY REFERENCE (IF APPLICABLE)
                                                                -----------------------------------------
EXHIBIT NUMBER AND DESCRIPTION                                  FORM      DATE       FILE NO.    EXHIBIT
------------------------------                                  -----   ---------   ----------   --------

10.33  --   Second Amendment to the Revolving Credit Agreement
            between Tandy Brands Accessories, Inc. and Wells
            Fargo HSBC Trade Bank, N.A., Dated as of December
            18, 2000                                            10-Q    02/12/01      0-18927     10.41
10.34  --   Credit Agreement Among Tandy Brands Accessories,
            Inc. as the Borrower, Wells Fargo HSBC Trade Bank,
            N.A. as Administrative Agent and as Lender, and
            Certain Financial Institutions, as Lenders and
            Wells Fargo Bank, N.A. as Arranger as of June 27,
            2001**                                               N/A         N/A          N/A       N/A
10.35  --   ISDA Master Agreement between Tandy Brands
            Accessories, Inc. and Wells Fargo Bank, N.A.,
            Dated as of June 27, 2001**                          N/A         N/A          N/A       N/A
10.36  --   Tandy Brands Accessories, Inc. Stock Purchase
            Program*                                             S-8    02/12/02    333-55436      99.5
(13)   --   Annual Report to security holders, Form 10-Q or
            quarterly report to security holders
13.1   --   Annual Report to Stockholders of Tandy Brands
            Accessories, Inc.**                                  N/A         N/A          N/A       N/A
(21)   --   Subsidiaries of the registrant
21.1   --   List of subsidiaries**                               N/A         N/A          N/A       N/A
(23)   --   Consents of experts and counsel
23.1   --   Consent of Ernst & Young LLP**                       N/A         N/A          N/A       N/A

---------------

 * Management compensatory plan.

** Filed herewith.