Form 10-Q
period 2001-09-30
TANDY BRANDS ACCESSORIES INC
filed 2001-11-13
CIK 869487

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                              --------------------

For the Period Ended September 30, 2001           Commission File Number 0-18927


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

                           Yes      X       No
                               -----------      ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class               Number of shares outstanding at September 30, 2001
Common stock, $1 par value                          5,882,926


================================================================================

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001

+===============================================================================

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item                                                                            Page No.
----                                                                            --------

1.       Financial Statements                                                      3 - 10

2.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                11 - 14

3.       Qualitative and Quantitative Disclosures About Market Risk                    15

PART II -- OTHER INFORMATION

Item
----

4.       Submission of Matter to a Vote of Security Holders                            16

6.       Exhibits and Reports on Form 8-K                                              16


         SIGNATURES                                                                    17


         INDEX TO EXHIBITS                                                             18

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              FILE NUMBER 0-18927
                                   FORM 10-Q

================================================================================

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           Three Months
                                                                              Ended
                                                                           September 30
                                                                     ------------------------
                                                                         2001          2000
                                                                     ----------    ----------
Net sales                                                            $   54,106    $   53,469
Cost of goods sold                                                       35,073        35,288
                                                                     ----------    ----------
        Gross margin                                                     19,033        18,181

Selling, general and administrative expenses                             13,310        12,698
Depreciation and amortization                                             1,387         1,151
                                                                     ----------    ----------
        Total operating expenses                                         14,697        13,849
                                                                     ----------    ----------

Operating income                                                          4,336         4,332
Interest expense                                                           (778)       (1,021)
Royalty income and early termination of
     license agreement                                                        9            17
                                                                     ----------    ----------

Income before provision for income taxes                                  3,567         3,328
Provision for income taxes                                                1,385         1,293
                                                                     ----------    ----------
        Net income                                                   $    2,182    $    2,035
                                                                     ==========    ==========
Earnings per common share                                            $     0.38    $     0.36
                                                                     ==========    ==========
Earnings per common share - assuming dilution                        $     0.38    $     0.36
                                                                     ==========    ==========
Common shares outstanding                                                 5,718         5,612
                                                                     ==========    ==========
Common shares outstanding - assuming dilution                             5,725         5,626
                                                                     ==========    ==========

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              FILE NUMBER 0-18927
                                   FORM 10-Q

================================================================================

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            September 30,     June 30,
                                                                                 2001           2001
                                                                            -------------    ----------
ASSETS                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                                 $      935    $       79
     Accounts receivable, net                                                      45,901        34,459
     Inventories:
         Raw materials and work in process                                          4,886         5,077
         Finished goods                                                            56,893        57,258
     Other current assets                                                           3,995         3,829
                                                                               ----------    ----------
         Total current assets                                                     112,610       100,702
                                                                               ----------    ----------
Property and equipment, at cost                                                    26,600        26,451
Accumulated depreciation                                                          (12,707)      (11,963)
                                                                               ----------    ----------
         Net property and equipment                                                13,893        14,488
                                                                               ----------    ----------
Other assets:
     Goodwill, less amortization                                                   12,911        13,215
     Other assets, less amortization                                                8,817         8,579
                                                                               ----------    ----------
         Total other assets                                                        21,728        21,794
                                                                               ----------    ----------
                                                                               $  148,231    $  136,984
                                                                               ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                          $    8,124    $    9,408
     Accrued expenses                                                               6,778         4,911
                                                                               ----------    ----------
         Total current liabilities                                                 14,902        14,319
                                                                               ----------    ----------
Other liabilities:
     Notes payable                                                                 54,956        47,400
     Other noncurrent liabilities                                                   2,785         1,130
                                                                               ----------    ----------
         Total other liabilities                                                   57,741        48,530
                                                                               ----------    ----------
Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000 shares authorized, none
         issued                                                                        --            --
     Common stock, $1 par value, 10,000,000 shares authorized,
         5,882,926 shares issued and outstanding                                    5,883         5,883
     Additional paid-in capital                                                    22,467        22,572
     Cumulative other comprehensive income                                         (1,746)         (670)
     Retained earnings                                                             50,182        48,000
     Treasury stock, at cost                                                       (1,198)       (1,650)
                                                                               ----------    ----------
         Total stockholders' equity                                                75,588        74,135
                                                                               ----------    ----------
                                                                               $  148,231    $  136,984
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

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                    September 30,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
Cash flows from operating activities:
   Net income                                                 $    2,182    $    2,035
   Adjustments to reconcile net income to net cash used
   for operating activities:
      Depreciation                                                 1,049           641
      Amortization                                                   383           346
      Other                                                          (46)         (151)
   Change in assets and liabilities:
      Accounts receivable                                        (11,442)      (13,326)
      Inventories                                                    556        (4,654)
      Other assets                                                  (162)         (819)
      Accounts payable                                            (1,284)       (1,688)
      Accrued expenses                                             1,866         2,013
                                                              ----------    ----------
   Net cash used for operating activities                         (6,898)      (15,603)
                                                              ----------    ----------
Cash flows from investing activities:
   Purchases of property and equipment                              (149)         (495)
                                                              ----------    ----------
   Net cash used for investing activities                           (149)         (495)
                                                              ----------    ----------
Cash flows from financing activities:
   Sale of stock to stock purchase program                           347           367
   Purchase of treasury stock                                         --          (996)
   Proceeds from borrowings                                       29,494        33,525
   Payments under borrowings                                     (21,938)      (17,075)
                                                              ----------    ----------
   Net cash provided by financing activities                       7,903        15,821
                                                              ----------    ----------
Net increase (decrease) in cash and cash equivalents                 856          (277)
Cash and cash equivalents at beginning of period                      79           661
                                                              ----------    ----------
Cash and cash equivalents at end of period                    $      935    $      384
                                                              ==========    ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                $      557    $      729
      Income taxes                                                    11            --


              The accompanying notes are an integral part of these
                        condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

===============================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING PRINCIPLES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 2001.

Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

NOTE 2 - IMPACT OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $625,000 ($0.11 per share) per year. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In April 2001, the Emerging Issues Task Force ("EITF") issued a consensus EITF No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF No. 00-25 requires that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. The Company adopted the EITF in the first quarter of fiscal 2002 and the effects thereof were not material to the Company's consolidated financial position or statements of income, stockholders' equity and cash flows.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, for the three months ended September 30, 2001 and 2000 are as follows (in thousands):

                                                                   Three Months
                                                                      Ended
                                                                  September 30,
                                                             -------------------------
                                                               2001              2000
                                                             -------           -------
Net income                                                   $ 2,182           $ 2,035
Foreign currency translation adjustments                         (61)             (136)
Cumulative effect of change in accounting
       principle - fair value of interest rate swap               --               308
Change in fair value of interest rate swap                    (1,015)               --
                                                             -------           -------
       Comprehensive income                                  $ 1,106           $ 2,207
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

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE

         The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                     Three Months
                                                        Ended
                                                    September 30,
                                               -----------------------
                                                   2001         2000
                                               ----------   ----------
Numerator for basic and diluted earnings per
     share:
     Net income                                $    2,182   $    2,035
                                               ==========   ==========
Denominator:
         Weighted average shares outstanding        5,705        5,599
         Contingently issuable shares                  13           13
                                               ----------   ----------
     Denominator for basic earnings per
         share - weighted average shares            5,718        5,612

     Effect of dilutive securities:
         Employee stock options                         7           12
         Director stock options                        --            2
                                               ----------   ----------
     Dilutive potential common shares                   7           14
     Denominator for diluted earnings per
         share - adjusted weighted - average
         shares                                     5,725        5,626
                                               ==========   ==========
Basic earnings per share                       $     0.38   $     0.36
                                               ==========   ==========
Diluted earnings per share                     $     0.38   $     0.36
                                               ==========   ==========

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

+===============================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company sells its products to a variety of retail outlets, including mass merchants, national chain stores, major department stores, men's and women's specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military. The Company and its corresponding customer relationships are organized along men's and women's product lines. As a result, the Company has two reportable segments: (1) men's accessories consisting of belts, wallets, suspenders and other small leather goods and (2) women's accessories consisting of belts, wallets, handbags, socks, scarves, hats and hair accessories. General corporate expenses are allocated to each segment based on the respective segment's asset base. Depreciation and amortization expense related to assets recorded on the Company's corporate accounting records are allocated to each segment as described above. Management measures profit or loss on each segment based upon income or loss before taxes utilizing the accounting policies consistent in all material respects with those described in Note 1 of the Company's 2001 Annual Report. No intersegment revenue is recorded.

Information regarding operations and assets by segment are as follows (in thousands):


                                           Three Months Ended
                                              September 30,
                                         ------------------------
                                            2001          2000
                                         ----------    ----------
Revenue from external customers:
   Men's accessories                     $   27,143    $   30,245
   Women's accessories                       26,963        23,224
                                         ----------    ----------
                                         $   54,106    $   53,469
                                         ==========    ==========
Operating income (1):
   Men's accessories                          2,266         3,628
   Women's accessories                        2,070           704
                                         ----------    ----------
                                         $    4,336    $    4,332
                                         ==========    ==========
Interest expense                               (778)       (1,021)
Other income (2)                                  9            17
                                         ----------    ----------
Income before income taxes               $    3,567    $    3,328
                                         ==========    ==========
Depreciation and amortization expense:
   Men's accessories                     $      846    $      671
   Women's accessories                          541           480
                                         ----------    ----------
                                         $    1,387    $    1,151
                                         ==========    ==========
Capital expenditures:
   Men's accessories                     $       --    $       --
   Women's accessories                          141           218
   Corporate                                      8           277
                                         ----------    ----------
                                         $      149    $      495
                                         ==========    ==========


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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - CREDIT FACILITY

At September 30, 2001, the Company was in violation of the leverage ratio financial covenant of its $80,000,000 committed secured revolving credit facility (the "Credit Facility"). The Company's ratio for this covenant was 3.35 to 1.00, compared to a covenant requirement of not more than 3.125 to 1.00. The shortfall in earnings which caused this covenant violation was attributable in part to the impact of the bankruptcy of a customer during the fourth quarter of fiscal 2001, which resulted in the recognition of approximately $650,000 of additional bad debt expense in fiscal 2001. The Company had negotiated its covenants prior to the bankruptcy notice and as such the $650,000 will impact the earnings used in the calculation of covenants through the fourth quarter of fiscal 2002. The Company was in compliance with all other covenants related to the Company's credit facility. On November 5, 2001, the Company received a waiver from the bank group through December 31, 2001 related to the aforementioned violation. Based on internal projections, management anticipates compliance with all covenants related to the credit facility for the remainder of fiscal 2002.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Tandy Brands Accessories, Inc. (the "Company") is a leading designer, manufacturer and marketer of branded men's, women's and children's accessories, including belts and small leather goods such as wallets. The Company's product line also includes handbags, socks, scarves, hats, hair accessories, suspenders and cold weather accessories. The Company's merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including DOCKERS(R), JONES NEW YORK(R), FLORSHEIM(R), PERRY ELLIS(R), ROLFS(R), HAGGAR(R), WOOLRICH(R), JORDACHE(R), INDIAN MOTORCYCLE(R), BUGLE BOY(R), CANTERBURY(R), PRINCE GARDNER(R), PRINCESS GARDNER(R), AMITY(R), DON LOPER(R), ACCESSORY DESIGN GROUP(R), TEX TAN(R) and TIGER(R), as well as private brands for major retail customers. The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men's and women's specialty stores, catalogs, grocery, drug stores, golf pro shops and sporting goods stores.

The Company is deeply saddened by the unexpected terrorist attacks and tremendous loss our country endured on September 11, 2001. Given the uncertainty of the economic impact of the events of September 11, 2001 and our country's subsequent war on terrorism, we cannot predict at this time whether future orders will be adversely affected during fiscal 2002.


RESULTS OF OPERATIONS

         Sales and gross margin data from the Company's segments for the three months ended fiscal 2002 compared to the same period last year were as follows (in thousands):


                                            Three Months Ended
                                               September 30,
                                         ------------------------
                                            2001          2000
                                         ----------    ----------
Net sales:
   Men's accessories                     $   27,143    $   30,245
   Women's accessories                       26,963        23,224
                                         ----------    ----------
Total net sales                          $   54,106    $   53,469
                                         ==========    ==========
Gross margin:
   Men's accessories                     $   10,148    $   11,376
   Women's accessories                        8,885         6,805
                                         ----------    ----------
Total gross margin                       $   19,033    $   18,181
                                         ==========    ==========

Gross margin as a percentage of sales:
   Men's accessories                           37.4%         37.6%
   Women's accessories                         33.0%         29.3%
   Total                                       35.2%         34.0%

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES

For the three-month period ended September 30, 2001, net sales increased 1.2% to $54,106,000 as compared to net sales of $53,469,000 for the same period last year. Net sales of men's accessories decreased 10.3% for the three-month period ended September 30, 2001 as compared to the same period last year. The decrease in men's sales was attributable to lower than anticipated mass merchant and department store orders. This decrease was caused by retail customers reducing planned inventory levels in anticipation of lower future retail sales attributable to current economic pressures. However, the decrease in men's accessories sales was offset by a 16.1% increase in sales of women's accessories for the three-month period ended September 30, 2001 as compared to the same period last year. The increase was attributable to sales from the initial shipments of the Company's new line of DOCKERS(R) accessories and increased women's mass merchant accessory sales.

GROSS MARGINS

Gross margins increased for the three-month period ended September 30, 2001, $852,000, or 4.7% as compared to the same period for the prior year. As a percentage of sales, gross margins increased 1.2% for the three-month period ended September 30, 2001 as compared to the same period last year. The overall increase was due to margin improvements in the Company's women's mass merchant product sales as well as higher margin DOCKERS(R) accessories sales.

OPERATING EXPENSES

Selling, general and administrative expenses as a percentage of net sales for the three months ended September 30, 2001 increased 0.9% as compared to the same period of the prior year. The increase resulted from higher wages and royalty expense.

Depreciation and amortization expenses increased 20.5% to $1,387,000 for the three months ended September 30, 2001, compared to $1,151,000 in the same period of the prior year. The increase is attributable to capital expenditures related to the leasehold improvements and equipment related to the Company's distribution facility in Dallas, Texas, for women's accessories as well as additional hardware and software applications.

Interest expense for the three-month period ended September 30, 2001 decreased $243,000 as compared to the same period for the prior year. The decrease is primarily related to lower interest rates as well as lower debt levels as compared to same period of the prior year.

The effective tax rate for the three months ended September 30, 2001 was 38.8% which is consistent with the same period in the prior year.

Net income for the three-month period ended September 30, 2001 increased 7.2% to $2,182,000 or $.38 per diluted share, compared to net income of $2,035,000 or $.36 per diluted share, for the same three months last year. The increase in net income was primarily due to the higher margin sales mix of women's accessories.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flows from operations and the Company's line of credit. The Company has an $80,000,000 committed secured revolving credit facility (the "Credit Facility"), which can be used for seasonal borrowings and letters of credit. The credit facility is secured by essentially all of the assets of the Company and its subsidiaries and requires the maintenance of certain financial covenants which if not met, could adversely impact the liquidity of the Company. See Note 6 for a discussion of the Company's credit facility and the violation of a debt covenant occuring in the first quarter of fiscal 2002. The Company's borrowings under its credit lines were $54,956,000 and $57,525,000 as of September 30, 2001 and 2000,
respectively.

For the three months ended September 30, 2001, the Company's operating activities used cash of $6,898,000 compared to $15,603,000 for the same period last year. The decrease was attributable to the timing of cash receipts from accounts receivable and inventory purchases.

Capital expenditures were $149,000 for the three months ended September 30, 2000. The decrease of $346,000 from the same prior year period is due to the timing of capital investments during fiscal 2002. Management anticipates that the Company's level of capital investment for fiscal 2002 will approximate the prior year. Capital commitments for fiscal 2002 include additional equipment for the Company's distribution facility in Dallas, Texas, as well as additional hardware and software applications.

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

The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain its earnings for the foreseeable future to provide funds for the expansion of its business and reduction of debt. The Company's existing credit agreement currently contains covenants that restrict the payment of dividends.

See Note 2 for a discussion of the impact of recently issued accounting standards.

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

The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into a interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. At September 30, 2001 the Company had borrowings under its credit facility of $54,956,000 bearing a weighted-average interest rate of 5.69%. The Company entered into a three-year interest rate swap agreement converting $30,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90 day LIBOR rate. Interest differentials to be paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt period. At September 30, 2001, the receive and pay rates related to the interest rate swap were 3.79% and 5.60%, respectively. The interest rate swap agreement represents a valid cash flow hedge under Statement of Financial Accounting Standards No.
133. As such, during fiscal 2002, changes in the fair value of the interest rate swap were recognized to other comprehensive income with the fair value at September 30, 2001, approximating ($1,656,000). The potential impact of market conditions on the fair value of the Company's indebtedness is not expected to be material. Given that such lines of credit bear interest at floating market interest rates, the fair value of amounts borrowed thereunder approximates carrying value.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

(a)      The annual meeting of stockholders was held on October 16, 2001.

(b)      The matters voted upon were as follows:

         (i) The election of two directors in Class II to serve for three-year terms expiring at 2004 annual meeting of stock holders, or until their successors are elected and qualified. The number of votes cast for and against the election of each nominee, as well as the number of abstentions and broker non-votes with respect to the election of each nominee were as follows:


         Mr. C. A. Rundell, Jr.
         -----------------------

         For  4,860,208    Against/Withheld   316,292     Abstain -0-     Broker Non-votes -0-

         Ms. Colombe M. Nicholas
         -------------------------

         For  4,862,181    Against/Withheld   314,319     Abstain -0-     Broker Non-votes -0-

         Directors whose terms continued after the annual meeting are as follows:

                             Mr. Marvin J. Girouard
                               Mr. J.S.B. Jenkins
                              Dr. James F. Gaertner
                               Mr. Gene Stallings
                            Mr. Roger R. Hemminghaus

         (ii) The approval of the Amendment to the Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan (the "Plan") which would increase the number of shares of common stock which may be issued on exercise of stock options granted under the Plan. The number of votes cast for and against the approval of the Plan, as well as the number of abstentions and broker non-votes with respect to the approval of the Plan were as follows:

         For  2,738,186    Against/Withheld   607,316     Abstain 16,796  Broker Non-votes 1,814,202

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      The following documents are filed as part of this report:

                  None.


(b)      Reports on Form 8-K.

                  The Company filed a Form 8-K on October 17, 2001 regarding the press release announcing its financial results for the first quarter of fiscal 2002.

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


                            TANDY BRANDS ACCESSORIES, INC.
                            (Registrant)




                            /s/ J.S.B. Jenkins
                            ----------------------------------------------------
                            J.S.B. Jenkins
                            President and Chief Executive Officer





                            /s/ Stanley T. Ninemire
                            ----------------------------------------------------
                            Stanley T. Ninemire
                            Senior Vice President, Chief Financial Officer
                            and Treasurer



Date: November 13, 2001

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                                  EXHIBIT INDEX


                                                            Incorporated by Reference
                                                                 (If applicable)
                                              -------------------------------------------------------
Exhibit Number and Description                  Form          Date           File No.        Exhibit
------------------------------                ---------    ---------         ---------      ---------
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

(10) Material Contracts

   *10.37 Limited Consent and Waiver
          dated November 5, 2001
          between Tandy Brands
          Accessories, Inc. and Wells
          Fargo HSBC Trade Bank, N.A.
          as agent under the Agreement.         N/A            N/A             N/A            N/A

* Filed herewith.