Form 10-Q
period 2001-12-31
TANDY BRANDS ACCESSORIES INC
filed 2002-02-14
CIK 869487

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                                   ----------

For the Period Ended December 31, 2001           Commission File Number 0-18927


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

         Class                Number of shares outstanding at December 31, 2001
Common stock, $1 par value                       5,882,926



================================================================================

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                    Form 10-Q

                         Quarter Ended December 31, 2001

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0 -18927
                                   Form 10-Q

================================================================================

                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                            Three Months                    Six Months
                                                               Ended                          Ended
                                                            December 31                    December 31
                                                   ----------------------------    ----------------------------
                                                       2001            2000            2001            2000
                                                   ------------    ------------    ------------    ------------
Net sales                                          $     60,607    $     56,223    $    114,713    $    109,692
Cost of goods sold                                       39,391          36,567          74,464          71,855
                                                   ------------    ------------    ------------    ------------
         Gross margin                                    21,216          19,656          40,249          37,837


Selling, general and administrative expenses             13,803          12,805          27,113          25,504
Depreciation and amortization                             1,335           1,232           2,722           2,382
                                                   ------------    ------------    ------------    ------------
         Total operating expenses                        15,138          14,037          29,835          27,886
                                                   ------------    ------------    ------------    ------------

Operating income                                          6,078           5,619          10,414           9,951

Interest expense                                           (857)         (1,000)         (1,635)         (2,021)
Royalty income and early termination of
     license agreement                                        3              17              12              34
                                                   ------------    ------------    ------------    ------------

Income before provision for income taxes                  5,224           4,636           8,791           7,964
Provision for income taxes                                2,033           1,788           3,418           3,081
                                                   ------------    ------------    ------------    ------------
         Net income                                $      3,191    $      2,848    $      5,373    $      4,883
                                                   ============    ============    ============    ============

Earnings per common share                          $       0.55    $       0.51    $       0.94    $       0.87
                                                   ============    ============    ============    ============

Earnings per common share - assuming dilution      $       0.55    $       0.51    $       0.93    $       0.87
                                                   ============    ============    ============    ============

Common shares outstanding                                 5,763           5,578           5,740           5,595
                                                   ============    ============    ============    ============

Common shares outstanding - assuming dilution             5,794           5,582           5,760           5,604
                                                   ============    ============    ============    ============

Cash dividends per common share                        None            None            None            None



         The accompanying notes are an integral part of these condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0 -18927
                                   Form 10-Q

================================================================================

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                     December 31,      June 30,
                                                                                         2001            2001
                                                                                     ------------    ------------
ASSETS                                                                               (Unaudited)

Current assets:
   Cash and cash equivalents                                                         $      1,154    $         79
   Accounts receivable, net                                                                39,512          34,459
   Inventories:
        Raw materials and work in process                                                   4,622           5,077
        Finished goods                                                                     54,169          57,258
   Other current assets                                                                     4,194           3,829
                                                                                     ------------    ------------
        Total current assets                                                              103,651         100,702
                                                                                     ------------    ------------
Property and equipment, at cost                                                            27,004          26,451
Accumulated depreciation                                                                  (13,379)        (11,963)
                                                                                     ------------    ------------
        Net property and equipment                                                         13,625          14,488
                                                                                     ------------    ------------
Other assets:
   Goodwill, less amortization                                                             12,648          13,215
   Other assets, less amortization                                                          8,712           8,579
                                                                                     ------------    ------------
        Total other assets                                                                 21,360          21,794
                                                                                     ------------    ------------
                                                                                     $    138,636    $    136,984
                                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                  $      6,740    $      9,408
   Accrued expenses                                                                         8,216           4,911
                                                                                     ------------    ------------
        Total current liabilities                                                          14,956          14,319
                                                                                     ------------    ------------
Other liabilities:
   Notes payable                                                                           42,122          47,400
   Other noncurrent liabilities                                                             2,661           1,130
                                                                                     ------------    ------------
        Total other liabilities                                                            44,783          48,530
                                                                                     ------------    ------------
Stockholders' equity:
   Preferred stock, $1 par value, 1,000,000 shares authorized, none issued                     --              --
   Common stock, $1 par value, 10,000,000 shares authorized,
        5,882,926 shares issued and outstanding as of December 31, 2001
        and June 30, 2001.                                                                  5,883           5,883
   Additional paid-in capital                                                              22,443          22,572
   Cumulative other comprehensive income                                                   (1,903)           (670)
   Retained earnings                                                                       53,373          48,000
   Treasury stock, at cost                                                                   (899)         (1,650)
                                                                                     ------------    ------------
        Total stockholders' equity                                                         78,897          74,135
                                                                                     ------------    ------------
                                                                                     $    138,636    $    136,984
                                                                                     ============    ============


         The accompanying notes are an integral part of these condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              File Number 0 -18927
                                   Form 10-Q

================================================================================
                   Condensed Consolidated Statements of Cash Flows
                               (Dollars in thousands)
                                     (Unaudited)


                                                                                        Six Months Ended
                                                                                          December 31,
                                                                                    -----------------------
                                                                                      2001            2000
                                                                                    --------       ---------

Cash flows from operating activities:
   Net income                                                                       $  5,373       $   4,883
   Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
      Depreciation                                                                     2,008           1,351
      Amortization                                                                       767             617
      Other                                                                             (322)            (88)
   Change in assets and liabilities:
      Accounts receivable                                                             (5,053)         (9,061)
      Inventories                                                                      3,544          (3,375)
      Other assets                                                                      (684)         (1,054)
      Accounts payable                                                                (2,668)            782
      Accrued expenses                                                                 3,320           1,974
                                                                                    --------       ---------
   Net cash provided by (used for) operating activities                                6,285          (3,971)
                                                                                    --------       ---------

Cash flows from investing activities:
   Purchases of property and equipment                                                  (553)         (1,469)
                                                                                    --------       ---------
   Net cash used for investing activities                                               (553)         (1,469)
                                                                                    --------       ---------

Cash flows from financing activities:
   Exercise of employee stock options                                                      0              23
   Sale of stock to stock purchase program                                               621             658
   Purchase of treasury stock                                                              0          (1,400)
   Proceeds from borrowings                                                           43,908          50,600
   Payments under borrowings                                                         (49,186)        (44,750)
                                                                                    --------       ---------
   Net cash provided by (used for) financing activities                               (4,657)          5,131
                                                                                    --------       ---------
Net increase (decrease) in cash and cash equivalents                                   1,075            (309)
Cash and cash equivalents at beginning of period                                          79             661
                                                                                    --------       ---------
Cash and cash equivalents at end of period                                          $  1,154       $     352
                                                                                    ========       =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                    $  1,428       $   1,622
        Income taxes                                                                   1,811           2,170


         The accompanying notes are an integral part of these condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 2001.

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

In April 2001, the Emerging Issues Task Force ("EITF") issued a consensus EITF No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF No. 00-25 stipulates that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. The Company adopted the EITF in the first quarter of fiscal 2002 and the effects thereof were not material to the Company's consolidated financial position or statements of income, stockholders' equity and cash flows.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Comprehensive Income

         The components of comprehensive income, net of related tax, for the three and six months ended December 31, 2001 and 2000 are as follows (in thousands):

                                                               Three Months                   Six Months
                                                                  Ended                         Ended
                                                              December 31,                   December 31,
                                                     ----------------------------    ----------------------------
                                                         2001             2000            2001           2000
                                                     ------------    ------------    ------------    ------------
Net income                                           $      3,191    $      2,848    $      5,373    $      4,883
Foreign currency translation adjustments                     (246)             31            (307)           (105)
Cumulative effect of change in accounting
    principle - fair value of interest rate swap               --              --              --             308
Fair value of interest rate swap                               89            (235)           (926)           (235)
                                                     ------------    ------------    ------------    ------------

    Comprehensive income                             $      3,034    $      2,644    $      4,140    $      4,851
                                                     ============    ============    ============    ============

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Earnings Per Share

         The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):



                                                                   Three Months                   Six Months
                                                                     Ended                          Ended
                                                                  December 31,                  December 31,
                                                          ---------------------------   ---------------------------
                                                              2001            2000           2001           2000
                                                          ------------   ------------   ------------   ------------
Numerator for basic and diluted earnings per share:

     Net income                                           $      3,191   $      2,848   $      5,373   $      4,883
                                                          ============   ============   ============   ============

Denominator:
       Weighted average shares outstanding                       5,750          5,564          5,727          5,582
       Contingently issuable shares                                 13             14             13             13
                                                          ------------   ------------   ------------   ------------
     Denominator for basic earnings per
       share - weighted average shares                           5,763          5,578          5,740          5,595

     Effect of dilutive securities:
       Employee stock options                                       29              4             18              8
       Director stock options                                        2             --              2              1
                                                          ------------   ------------   ------------   ------------
     Dilutive potential common shares                               31              4             20              9

     Denominator for diluted earnings per
       share - adjusted weighted - average
       shares                                                    5,794          5,582          5,760          5,604
                                                          ============   ============   ============   ============

Basic earnings per share                                  $       0.55   $       0.51   $       0.94   $       0.87
                                                          ============   ============   ============   ============

Diluted earnings per share                                $       0.55   $       0.51   $       0.93   $       0.87
                                                          ============   ============   ============   ============

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

Information regarding operations and assets by segment are as follows (in thousands):

                                                  Three Months Ended             Six Months Ended
                                                    December 31,                   December 31,
                                           ----------------------------    ----------------------------
                                               2001            2000            2001           2000
                                           ------------    ------------    ------------    ------------
Revenue from external customers:
   Men's accessories                       $     30,143    $     29,577    $     57,285    $     59,821
   Women's accessories                           30,464          26,646          57,428          49,871
                                           ------------    ------------    ------------    ------------
                                           $     60,607    $     56,223    $    114,713    $    109,692
                                           ============    ============    ============    ============

Operating income (1):
   Men's accessories                              3,329           4,190           5,595           7,888
   Women's accessories                            2,749           1,429           4,819           2,063
                                           ------------    ------------    ------------    ------------
                                           $      6,078    $      5,619    $     10,414    $      9,951
                                           ============    ============    ============    ============

Interest expense                                   (857)         (1,000)         (1,635)         (2,021)
Other income (2)                                      3              17              12              34
                                           ------------    ------------    ------------    ------------

Income before income taxes                 $      5,224    $      4,636    $      8,791    $      7,964
                                           ============    ============    ============    ============

Depreciation and amortization expense:
   Men's accessories                       $        822    $        736    $      1,667    $      1,391
   Women's accessories                              513             496           1,055             991
                                           ------------    ------------    ------------    ------------
                                           $      1,335    $      1,232    $      2,722    $      2,382
                                           ============    ============    ============    ============

Capital expenditures:
   Men's accessories                       $         --    $        148    $         --    $        148
   Women's accessories                              310             282             451             500
   Corporate                                         94             544             102             821
                                           ------------    ------------    ------------    ------------
                                           $        404    $        974    $        553    $      1,469
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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Credit Facility

At December 31, 2001, the Company was in compliance with all covenants related to the credit facility. Based on internal projections, management anticipates compliance with all covenants related to the credit facility for the remainder of fiscal 2002.

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Tandy Brands Accessories, Inc. (the "Company") is a leading designer, manufacturer and marketer of branded men's, women's and children's accessories, including belts and small leather goods such as wallets. The Company's product line also includes handbags, socks, scarves, hats, hair accessories, suspenders and cold weather accessories. The Company's merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including DOCKERS(R), JONES NEW YORK(R), FLORSHEIM(R), PERRY ELLIS(R), ROLFS(R), HAGGAR(R), WOOLRICH(R), JORDACHE(R), INDIAN MOTORCYCLE(R), CANTERBURY(R), PRINCE GARDNER(R), PRINCESS GARDNER(R), AMITY(R), DON LOPER(R), ACCESSORY DESIGN GROUP(R), TEX TAN(R) and TIGER(R), as well as private brands for major retail customers. The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men's and women's specialty stores, catalogs, grocery, drug stores, golf pro shops and sporting goods stores.

Given the economic impact of the terrorist attacks of September 11, 2001 and our country's subsequent war on terrorism, we cannot predict at this time whether future orders will be adversely affected during fiscal 2002.


RESULTS OF OPERATIONS

         Sales and gross margin data from the Company's segments for the three and six months ended fiscal 2002 compared to the same period last year were as follows (in thousands):


                                                  Three Months Ended              Six Months Ended
                                                    December 31,                   December 31,
                                           ----------------------------    ----------------------------
                                               2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------
Net sales:
   Men's accessories                       $     30,143    $     29,577    $     57,285    $     59,821
   Women's accessories                           30,464          26,646          57,428          49,871
                                           ------------    ------------    ------------    ------------
Total net sales                            $     60,607    $     56,223    $    114,713    $    109,692
                                           ============    ============    ============    ============

Gross margin:
   Men's accessories                       $     11,555    $     11,578    $     21,703    $     22,954
   Women's accessories                            9,661           8,078          18,546          14,883
                                           ------------    ------------    ------------    ------------
Total gross margin                         $     21,216    $     19,656    $     40,249    $     37,837
                                           ============    ============    ============    ============

Gross margin as a percentage of sales:

   Men's accessories                               38.3%           39.1%           37.9%           38.4%

   Women's accessories                             31.7%           30.3%           32.3%           29.8%

   Total                                           35.0%           35.0%           35.1%           34.5%

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three and Six Months Ended December 31, 2001 Compared to the Three and Six Months Ended December 31, 2000

Net Sales

For the three-month period ended December 31, 2001, net sales increased 7.8% to $60,607,000 as compared to net sales of $56,223,000 for the same period last year. Net sales of men's accessories increased 1.9% for the three-month period ended December 31, 2001 as compared to the same period last year. The increase in men's sales was due to the Company's acquisition of Stagg Industries, Inc. which contributed $1,881,000 in net sales during the second quarter of fiscal 2002. The increase was partially offset by decreased core men's accessories sales due to lower than anticipated mass merchant and department store orders. Net sales of women's accessories increased 14.3% for the three-month period ended December 31, 2001 as compared to the same period last year. The increase was attributable to higher sales volume of women's mass merchant accessory sales. For the six month period ended December 31, 2001, net sales increased 4.6% to $114,713,000 as compared to net sales of $109,692,000 for the same period last year. The sales increases were attributable to higher sales volume in women's accessories experienced during the first six months of fiscal 2002.

Gross Margins

Gross margins increased for the three and six months ended December 31, 2001, $1,560,000 and $2,412,000, or 7.9% and 6.4%, respectively, as compared to the same periods for the prior year. As a percentage of sales, gross margins for the three months ended December 31, 2001, were consistent at 35.0% as compared to the same period in the last year. For the six-month period ended December 31, 2001, the gross margin percentage increased 0.6% as compared to the same period last year. The overall increase was due to margin improvements in the Company's women's mass merchant product sales.

Operating Expenses

Selling, general and administrative expenses as a percentage of net sales for the three months ended December 31, 2001, was consistent with the same period in the prior year. For the six-month period ended December 31, 2001, selling, general and administrative expenses as a percentage of net sales increased 0.6% as compared to the same period of the prior year. The increase resulted from higher wages and royalty expense.

Depreciation and amortization expenses increased $103,000 and $340,000 for the three and six months ended December 31, 2001, respectively, as compared to the same periods in the prior year. The increase is attributable to capital expenditures related to the leasehold improvements and equipment related to the Company's distribution facility in Dallas, Texas, for women's accessories as well as additional hardware and software applications.

Interest expense for the three and six month periods ended December 31, 2001 decreased $143,000 and $386,000, respectively, as compared to the same periods in the prior year. The decrease is primarily related to lower interest rates as well as lower debt levels as compared to the same period of the prior year.

The effective tax rates for the three and six months ended December 31, 2001 was 38.9%, which was consistent with the same periods in the prior year.

Net income for the three-month period ended December 31, 2001 increased 12.0% to $3,191,000, or $0.55 per diluted share, compared to net income of $2,848,000, or $0.51 per diluted share, for the same period in the prior year. Net income for the six months ended December 31, 2001 increased 10.0% to $5,373,000, or $0.93 per diluted share, compared to net income of $4,883,000, or $0.87 per diluted share, for the same period in the prior year. The increase in net income was primarily due to the higher margin sales mix of women's accessories.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flows from operations and the Company's line of credit. The Company has an $80,000,000 committed secured revolving credit facility (the "Credit Facility"), which can be used for seasonal borrowings and letters of credit. The credit facility is secured by essentially all of the assets of the Company and its subsidiaries and requires the maintenance of certain financial covenants which if not met, could adversely impact the liquidity of the Company. The Company's borrowings under its credit lines were $42,122,000 and $46,925,000 as of December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had credit availability under its credit facilities of approximately $30,189,000.

For the six months ended December 31, 2001, the Company's operating activities provided cash of $6,285,000 compared to a use of cash of $3,971,000 for the same period last year. The improvement in cash flows from operating activities was attributable to the timing of cash receipts from accounts receivable and inventory purchases.

Capital expenditures were $553,000 for the six months ended December 31, 2001. The decrease of $916,000 from the same prior year period is due to planned decreased capital expenditures and the timing of capital investments during fiscal 2002. Management anticipates that the Company's level of capital investment for fiscal 2002 will approximate the prior year. Capital commitments for fiscal 2002 include additional equipment for the Company's distribution facility in Dallas, Texas, as well as additional hardware and software applications.

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

The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into a interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. At December 31, 2001 the Company had borrowings under its credit facility of $42,122,000 bearing a weighted-average interest rate of 4.41%. The Company entered into a three-year interest rate swap agreement converting $30,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90 day LIBOR rate. Interest differentials to be paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt period. At December 31, 2001, the receive and pay rates related to the interest rate swap were 2.60% and 5.60%, respectively. The interest rate swap agreement represents a valid cash flow hedge under Statement of Financial Accounting Standards No.
133. As such, during fiscal 2002, changes in the fair value of the interest rate swap were recognized to other comprehensive income with the fair value at December 31, 2001, approximating ($1,516,000). The potential impact of market conditions on the fair value of the Company's indebtedness is not expected to be material. Given that such lines of credit bear interest at floating market interest rates, the fair value of amounts borrowed thereunder approximates carrying value.

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


                                        TANDY BRANDS ACCESSORIES, INC.
                                        (Registrant)




                                        /s/ J.S.B. Jenkins
                                        -------------------------------------
                                        J.S.B. Jenkins
                                        President and Chief Executive Officer





                                        /s/ Stanley T. Ninemire
                                        -------------------------------------
                                        Stanley T. Ninemire
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer




Date: February 14, 2002

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                                  EXHIBIT INDEX

                                                            Incorporated by Reference
                                                                 (If applicable)
                                                ---------------------------------------------------
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