Form 10-Q
period 2002-03-31
TANDY BRANDS ACCESSORIES INC
filed 2002-05-10
CIK 869487

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                Quarterly Report Pursuant To Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                                   ----------

For the Period Ended March 31, 2002              Commission File Number 0-18927


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


        Class                    Number of shares outstanding at March 31, 2002
Common stock, $1 par value                       5,882,926




================================================================================

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002

================================================================================

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION


Item                                                                            Page No.
----                                                                            --------
1.       Financial Statements                                                    3 - 10

2.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              11 - 14

3.       Qualitative and Quantitative Disclosures About Market Risk                  15

PART II -- OTHER INFORMATION

Item
----
6.       Exhibits and Reports on Form 8-K                                            16


         SIGNATURES                                                                  17


         INDEX TO EXHIBITS                                                      18 - 19

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              FILE NUMBER 0-18927
                                   FORM 10-Q

================================================================================

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            Three Months                       Nine Months
                                                               Ended                              Ended
                                                              March 31                           March 31
                                                     ---------------------------         ---------------------------
                                                        2002              2001              2002              2001
                                                     ---------         ---------         ---------         ---------


Net sales                                            $  46,629         $  41,540         $ 161,342         $ 151,232
Cost of goods sold                                      30,354            27,575           104,818            99,430
                                                     ---------         ---------         ---------         ---------
         Gross margin                                   16,275            13,965            56,524            51,802


Selling, general and administrative expenses            13,304            11,202            40,417            36,636
Depreciation and amortization                            1,295             1,379             4,017             3,831
                                                     ---------         ---------         ---------         ---------
         Total operating expenses                       14,599            12,581            44,434            40,467
                                                     ---------         ---------         ---------         ---------

Operating income                                         1,676             1,384            12,090            11,335

Interest expense                                          (720)             (779)           (2,355)           (2,800)
Royalty income and early termination of
     license agreement                                      28                28                40                62
                                                     ---------         ---------         ---------         ---------

Income before provision for income taxes                   984               633             9,775             8,597
Provision for income taxes                                 386               245             3,804             3,326
                                                     ---------         ---------         ---------         ---------
         Net income                                  $     598         $     388         $   5,971         $   5,271
                                                     =========         =========         =========         =========
Earnings per common share                            $    0.10         $    0.07         $    1.04         $    0.94
                                                     =========         =========         =========         =========

Earnings per common share - assuming dilution        $    0.10         $    0.07         $    1.03         $    0.94
                                                     =========         =========         =========         =========

Common shares outstanding                                5,800             5,571             5,760             5,587
                                                     =========         =========         =========         =========

Common shares outstanding - assuming dilution            5,853             5,572             5,790             5,594
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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              FILE NUMBER 0-18927
                                   FORM 10-Q

===============================================================================

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                        March 31,         June 30,
                                                                                          2002              2001
                                                                                        ---------         ---------
ASSETS                                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                                           $   1,067         $      79
    Accounts receivable, net                                                               35,263            34,459
    Inventories:
        Raw materials and work in process                                                   5,583             5,077
        Finished goods                                                                     48,125            57,258
    Other current assets                                                                    4,097             3,829
                                                                                        ---------         ---------
        Total current assets                                                               94,135           100,702
                                                                                        ---------         ---------

Property and equipment, at cost                                                            27,568            26,451
Accumulated depreciation                                                                  (13,970)          (11,963)
                                                                                        ---------         ---------
        Net property and equipment                                                         13,598            14,488
                                                                                        ---------         ---------

Other assets:
    Goodwill, less amortization                                                            12,505            13,215
    Other assets, less amortization                                                         8,188             8,579
                                                                                        ---------         ---------
        Total other assets                                                                 20,693            21,794
                                                                                        ---------         ---------
                                                                                        $ 128,426         $ 136,984
                                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                    $   3,920         $   9,408
    Accrued expenses                                                                        7,937             4,911
                                                                                        ---------         ---------
        Total current liabilities                                                          11,857            14,319
                                                                                        ---------         ---------

Other liabilities:
    Notes payable                                                                          34,287            47,400
    Other noncurrent liabilities                                                            2,321             1,130
                                                                                        ---------         ---------
        Total other liabilities                                                            36,608            48,530
                                                                                        ---------         ---------

Stockholders' equity:
    Preferred stock, $1 par value, 1,000,000 shares authorized, none issued                    --                --
    Common stock, $1 par value, 10,000,000 shares authorized,
        5,882,926 shares issued and outstanding as of March 31, 2002
        and June 30, 2001.                                                                  5,883             5,883
    Additional paid-in capital                                                             22,463            22,572
    Cumulative other comprehensive income                                                  (1,726)             (670)
    Retained earnings                                                                      53,971            48,000
    Treasury stock, at cost                                                                  (630)           (1,650)
                                                                                        ---------         ---------
        Total stockholders' equity                                                         79,961            74,135
                                                                                        ---------         ---------
                                                                                        $ 128,426         $ 136,984
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

===============================================================================

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                   Nine Months Ended
                                                                        March 31,
                                                               ----------------------------
                                                                   2002            2001
                                                               ------------    ------------

Cash flows from operating activities:
   Net income                                                  $      5,971    $      5,271
   Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
      Depreciation                                                    2,969           2,859
      Amortization                                                    1,149           1,065
      Other                                                            (562)           (424)
   Change in assets and liabilities:
      Accounts receivable                                              (804)         (1,957)
      Inventories                                                     8,627          (5,065)
      Other assets                                                     (580)         (1,664)
      Accounts payable                                               (5,488)         (1,990)
      Accrued expenses                                                3,026             943
                                                               ------------    ------------
   Net cash provided by (used for) operating activities              14,308            (962)
                                                               ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment                               (1,117)         (3,005)
   Purchase of Stagg Industries, Inc.                                    --          (2,750)
                                                               ------------    ------------
   Net cash used for investing activities                            (1,117)         (5,755)
                                                               ------------    ------------
Cash flows from financing activities:
   Exercise of employee stock options                                    --              70
   Sale of stock to stock purchase program                              910             945
   Purchase of treasury stock                                            --          (1,584)
   Proceeds from borrowings                                          61,006          67,995
   Payments under borrowings                                        (74,119)        (61,025)
                                                               ------------    ------------
   Net cash provided by (used for) financing activities             (12,203)          6,401
                                                               ------------    ------------
Net increase (decrease) in cash and cash equivalents                    988            (316)
Cash and cash equivalents at beginning of period                         79             661
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $      1,067    $        345
                                                               ============    ============
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                 $      2,086    $      2,575
      Income taxes                                                    2,472           3,027



              The accompanying notes are an integral part of these
                        condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

===============================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING PRINCIPLES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Tandy Brands Accessories, Inc. and Subsidiaries Annual Report on Form 10-K for the year ended June 30, 2001.

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

===============================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, for the three and nine months ended March 31, 2002 and 2001 are as follows (in thousands):




                                                         Three Months               Nine Months
                                                            Ended                     Ended
                                                           March 31,                March 31,
                                                     ----------------------    ----------------------
                                                        2002         2001        2002         2001
                                                     ---------    ---------    ---------    ---------

Net income                                           $     598    $     388    $   5,971    $   5,271
Foreign currency translation adjustments                   (23)        (213)        (329)        (318)
Cumulative effect of change in accounting
  principle - fair value of interest rate swap              --           --           --          308
Change in fair value of interest rate swap                 199         (228)        (727)        (463)
                                                     ---------    ---------    ---------    ---------
  Comprehensive income                               $     774    $     (53)   $   4,915    $   4,798
                                                     =========    =========    =========    =========

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

===============================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE

         The following sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):




                                                           Three Months              Nine  Months
                                                               Ended                     Ended
                                                              March 31,                March 31,
                                                       ---------------------     ---------------------
                                                        2002          2001         2002         2001
                                                       --------     --------     --------     --------

Numerator for basic and diluted earnings per share:

   Net income                                          $    598     $    388     $  5,971     $  5,271
                                                       ========     ========     ========     ========

Denominator:
     Weighted average shares outstanding                  5,785        5,557        5,746        5,573
     Contingently issuable shares                            15           14           14           14
                                                       --------     --------     --------     --------

   Denominator for basic earnings per
     share - weighted average shares                      5,800        5,571        5,760        5,587
                                                       --------     --------     --------     --------

   Effect of dilutive securities:
     Employee stock options                                  47            1           27            6
     Director stock options                                   6           --            3            1
                                                       --------     --------     --------     --------
   Dilutive potential common shares                          53            1           30            7

   Denominator for diluted earnings per
     share - adjusted weighted - average
     shares                                               5,853        5,572        5,790        5,594
                                                       ========     ========     ========     ========
Basic earnings per share                               $   0.10     $   0.07     $   1.04     $   0.94
                                                       ========     ========     ========     ========
Diluted earnings per share                             $   0.10     $   0.07     $   1.03     $   0.94
                                                       ========     ========     ========     ========

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

Information regarding operations and assets by segment are as follows (in thousands):


                                                     Three Months Ended                   Nine Months Ended
                                                          March 31,                           March 31,
                                                ------------------------------      ------------------------------
                                                    2002              2001              2002              2001
                                                ------------      ------------      ------------      ------------

Revenue from external customers:
  Men's accessories                             $     24,585      $     24,667      $     81,870      $     84,488
  Women's accessories                                 22,044            16,873            79,472            66,744
                                                ------------      ------------      ------------      ------------
                                                $     46,629      $     41,540      $    161,342      $    151,232
                                                ============      ============      ============      ============
Operating income(1):
  Men's accessories                                    1,043             2,528             6,482            10,216
  Women's accessories                                    633            (1,144)            5,608             1,119
                                                ------------      ------------      ------------      ------------
                                                $      1,676      $      1,384      $     12,090      $     11,335
                                                ============      ============      ============      ============
Interest expense                                        (720)             (779)           (2,355)           (2,800)
Other income(2)                                           28                28                40                62
                                                ------------      ------------      ------------      ------------
Income before income taxes                      $        984      $        633      $      9,775      $      8,597
                                                ============      ============      ============      ============
Depreciation and amortization expense:
  Men's accessories                             $        812      $        865      $      2,527      $      2,349
  Women's accessories                                    483               514             1,490             1,482
                                                ------------      ------------      ------------      ------------
                                                $      1,295      $      1,379      $      4,017      $      3,831
                                                ============      ============      ============      ============

Capital expenditures:
  Men's accessories                             $         --      $        598      $         --      $        746
  Women's accessories                                    259               326               710               826
  Corporate                                              305             1,212               407             2,033
                                                ------------      ------------      ------------      ------------
                                                $        564      $      2,136      $      1,117      $      3,605
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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

===============================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - SUBSEQUENT EVENT

On April 17, 2002, the Company acquired certain assets of AA&E Leathercraft, Inc. ("AA&E") for approximately $992,000 in cash. The cash purchase price was provided by drawing on the Company's existing credit facility. The assets included, but were not limited to, wholesale accounts receivable, wholesale inventory, certain machinery and equipment, and a 10,000 square foot building located in Yoakum, Texas. AA&E is a manufacturer and distributor of leather sporting goods accessories. The pro-forma effects of this acquisition are not material.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

===============================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Tandy Brands Accessories, Inc. (the "Company") is a leading designer, manufacturer and marketer of branded men's, women's and children's accessories, including belts and small leather goods such as wallets. The Company's product line also includes handbags, socks, scarves, hats, hair accessories, suspenders, cold weather accessories and sporting goods accessories. The Company's merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including DOCKERS(R), LEVI(R), JONES NEW YORK(R), FLORSHEIM(R), PERRY ELLIS(R), ROLFS(R), HAGGAR(R), WOOLRICH(R), JORDACHE(R), INDIAN MOTORCYCLE(R), CANTERBURY(R), PRINCE GARDNER(R), PRINCESS GARDNER(R), AMITY(R), DON LOPER(R), ACCESSORY DESIGN GROUP(R), TEX TAN(R) and TIGER(R), as well as private brands for major retail customers. The Company sells its products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men's and women's specialty stores, catalogs, grocery, drug stores, golf pro shops and sporting goods stores.

On March 4, 2002, the Company signed an exclusive licensing agreement with Levi Strauss & Co. to produce women's small leather goods and women's belts under the Levi's(R) name. The Company expects to begin shipping Levi's(R) products in July of 2002.

See Note 6 to the condensed consolidated financial statements for a discussion of certain subsequent events.

RESULTS OF OPERATIONS

         Sales and gross margin data from the Company's segments for the three and nine months ended fiscal 2002 compared to the same period last year were as follows (in thousands):


                                                    Three Months Ended                   Nine Months Ended
                                                         March 31,                          March 31,
                                               ------------------------------      ------------------------------
                                                   2002              2001              2002              2001
                                               ------------      ------------      ------------      ------------

Net sales:
  Men's accessories                            $     24,585      $     24,667      $     81,870      $     84,488
  Women's accessories                                22,044            16,873            79,472            66,744
                                               ------------      ------------      ------------      ------------
Total net sales                                $     46,629      $     41,540      $    161,342      $    151,232
                                               ============      ============      ============      ============

Gross margin:
  Men's accessories                            $      8,914      $      9,479      $     30,618      $     32,433
  Women's accessories                                 7,361             4,486            25,906            19,369
                                               ------------      ------------      ------------      ------------
Total gross margin                             $     16,275      $     13,965      $     56,524      $     51,802
                                               ============      ============      ============      ============

Gross margin as a percentage of sales:

  Men's accessories                                    36.3%             38.4%             37.4%             38.4%

  Women's accessories                                  33.4%             26.6%             32.6%             29.0%

  Total                                                34.9%             33.6%             35.0%             34.3%

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED MARCH 31, 2001

NET SALES

For the three-month period ended March 31, 2002, net sales increased 12.3% to $46,629,000 as compared to net sales of $41,540,000 for the same period last year. Net sales of men's accessories decreased 0.3% for the three-month period ended March 31, 2002 as compared to the same period last year. The decrease in men's sales was due to the difficult retail environment experienced during third quarter of fiscal 2002, resulting in lower than anticipated mass merchant and department store orders. Although men's product sales had decreased over the same period in the prior fiscal year, the sales results were consistent with the Company's internal sales plan. Net sales of women's accessories increased 30.7% for the three-month period ended March 31, 2002 as compared to the same period last year. The increase was attributable to higher sales volume of women's mass merchant accessories, small leather goods and handbags. Due to the continued fashion trend in women's belts sales, the women's mass merchant accessory division accounted for $2,870,000 of the $5,089,000 overall increase in total net sales for the Company. For the nine month period ended March 31, 2002, net sales increased 6.7% to $161,342,000 as compared to net sales of $151,232,000 for the same period last year. The overall sales increase was attributable to higher sales volume in women's accessories experienced during the first nine months of fiscal 2002.

GROSS MARGINS

Gross margins increased for the three and nine months ended March 31, 2002, $2,310,000 and $4,722,000, or 16.5% and 9.1%, respectively, as compared to the same periods for the prior year. As a percentage of sales, gross margins for the three and nine-month periods ended March 31, 2002, increased 1.3% and 0.7% as compared to the same periods last year, respectively. The overall increase was due to margin improvements in the Company's women's mass merchant product sales.

OPERATING EXPENSES

Selling, general and administrative expenses as a percentage of net sales for the three and nine months ended March 31, 2002, increased 1.5% and 0.9%, respectively as compared to the same periods of the prior year. The increase resulted primarily from higher royalty and advertising expense which accounted for $1,207,000 and $1,445,000 of the three and nine month increase, respectively.

Depreciation and amortization expenses increased $186,000 for the nine months ended March 31, 2002, respectively, as compared to the same period in the prior year. The increase is attributable to capital expenditures related to the leasehold improvements and equipment related to the Company's distribution facility in Dallas, Texas, for women's accessories as well as additional hardware and software applications.

Interest expense for the three and nine month periods ended March 31, 2002 decreased $59,000 and $445,000, respectively, as compared to the same periods in the prior year. The decrease is primarily related to lower interest rates as well as lower debt levels as compared to the same period of the prior year.

The effective tax rates for the three and nine months ended March 31, 2002 were 39.2% and 38.9%, respectively, which were consistent with the same periods in the prior year.

Net income for the three-month period ended March 31, 2002 increased 54.1% to $598,000, or $0.10 per diluted share, compared to net income of $388,000, or $0.07 per diluted share, for the same period in the prior year. Net income for the nine months ended March 31, 2002 increased 13.3% to $5,971,000, or $1.03 per diluted share, compared to net income of $5,271,000, or $0.94 per diluted share, for the same period in the prior year. The increase in net income was primarily due to the higher margin sales mix of women's accessories.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Generally, the Company's primary sources of liquidity are cash flows from operations and the Company's line of credit. The Company has an $80,000,000 committed secured revolving credit facility (the "credit facility"), which can be used for seasonal borrowings and letters of credit. The credit facility is secured by essentially all of the assets of the Company and its subsidiaries and requires the maintenance of certain financial covenants which if not met, could adversely impact the liquidity of the Company. The Company's borrowings under its credit lines were $34,287,000 and $50,849,000 as of March 31, 2002 and 2001,
respectively. At March 31, 2002, the Company had credit availability under its credit facility of approximately $42,631,000.

For the nine months ended March 31, 2002, the Company's operating activities provided cash of $14,308,000 compared to a use of cash of $962,000 for the same period last year. The improvement in cash flows from operating activities was attributable to the timing of cash receipts from accounts receivable and inventory purchases.

Capital expenditures were $1,117,000 for the nine months ended March 31, 2002. The decrease of $1,888,000 from the same prior year period is due to planned decreased capital expenditures and the timing of capital investments during fiscal 2002. Management anticipates that the Company's level of capital investment for fiscal 2002 will approximate the prior year. Capital commitments for fiscal 2002 include additional equipment for the Company's distribution facility in Dallas, Texas, as well as additional hardware and software applications.

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

The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain its earnings for the foreseeable future to provide funds for the expansion of its business and reduction of debt. The Company's existing credit facility currently contains covenants that restrict the payment of dividends.

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

===============================================================================

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

The Company is subject to interest rate risk on its long term debt. The Company manages its exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition the Company has hedged its exposure to changes in interest rates on a portion of its variable debt by entering into an interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. At March 31, 2002 the Company had borrowings under its credit facility of $34,287,000 bearing a weighted-average interest rate of 3.92%. The Company entered into a three-year interest rate swap agreement converting $30,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90 day LIBOR rate. Interest differentials to be paid or received because of the swap agreement are reflected as an adjustment to interest expense over the related debt period. At March 31, 2002, the receive and pay rates related to the interest rate swap were 1.88% and 5.60%, respectively. The interest rate swap agreement represents a valid cash flow hedge under Statement of Financial Accounting Standards No. 133. As such, during fiscal 2002, changes in the fair value of the interest rate swap were recognized to other comprehensive income with the fair value at March 31, 2002, approximating ($1,189,000). The potential impact of market conditions on the fair value of the Company's indebtedness is not expected to be material. Given that such lines of credit bear interest at floating market interest rates, the fair value of amounts borrowed thereunder approximates carrying value.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

===============================================================================

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      The following documents are filed as part of this report:

                  None.


(b)   Reports on Form 8-K.

                  The Company filed a Form 8-K on April 18, 2002 regarding the press release announcing its financial results for the third quarter of fiscal 2002.

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


                             TANDY BRANDS ACCESSORIES, INC.
                             (Registrant)




                             /s/ J.S.B. Jenkins
                             -------------------------------------------------
                             J.S.B. Jenkins
                             President and Chief Executive Officer





                             /s/ Stanley T. Ninemire
                             -------------------------------------------------
                             Stanley T. Ninemire
                             Senior Vice President, Chief Financial Officer and Treasurer



Date: May 10, 2002

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

===============================================================================

                                  EXHIBIT INDEX


                                                            Incorporated by Reference
                                                                 (If applicable)
                                              -------------------------------------------------------
Exhibit Number and Description                  Form           Date          File No.       Exhibit
------------------------------                ---------    -------------    -----------    ----------



(3)   Articles of Incorporation
      and by-laws

      3.3  Amendment No. 1 to Bylaws
           of Tandy Brands
           Accessories, Inc.**                   N/A             N/A              N/A          N/A

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

      4.4  Rights Agreement dated
           November 7, 1990,
           Between Tandy Brands
           Accessories, Inc.
           And First National
           Bank of Boston                        S-1        11/02/90         33-37588          4.4

      4.5  Form of Rights Certificate
           of Tandy Brands Accessories,
           Inc.                                  8-K        11/02/99          0-18927          4.5

      4.6  Amended and Restated
           Rights Agreement dated
           October 19, 1999,
           Between Tandy Brands
           Accessories, Inc.                     8-K        11/02/99          0-18927          4.6
           and Bank Boston, N.A.

*  Management compensatory plan.
** Filed herewith.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                                  EXHIBIT INDEX



                                                            Incorporated by Reference
                                                                 (If applicable)
                                              -------------------------------------------------------
Exhibit Number and Description                  Form           Date          File No.       Exhibit
------------------------------                ---------    -------------    -----------    ----------


      4.7    Amendment to Rights
             Agreement dated
             October 19, 1999,
             Between Tandy Brands
             Accessories, Inc.
             and Fleet National Bank
             (f.k.a Bank Boston, N.A).**        N/A            N/A             N/A            N/A


(10)  Material Contracts

      10.38  Amendment No. 2 to the
             Tandy Brands Accessories,
             Inc. 1997 Employee Stock
             Option Plan */**                   N/A            N/A             N/A            N/A


      10.39  Amendment No. 4 to the
             Tandy Brands Accessories,
             Inc. Nonqualified Formula
             Stock Option Plan For Non-
             Employee Directors */**            N/A            N/A             N/A            N/A


*   Management compensatory plan.
**  Filed herewith.