Form 10-K
period 2002-06-30
TANDY BRANDS ACCESSORIES INC
filed 2002-09-27
CIK 869487

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     of the Securities Exchange Act of l934

  FOR THE FISCAL YEAR ENDED JUNE 30,       COMMISSION FILE NUMBER 0-18927
                  2002

                             ---------------------
                         TANDY BRANDS ACCESSORIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

            A DELAWARE CORPORATION                               75-2349915
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
                or organization)

                         690 E. LAMAR BLVD., SUITE 200
                             ARLINGTON, TEXAS 76011
                    (Address of Principal Executive Offices)

                                 (817) 548-0090
              (Registrant's Telephone Number, Including Area Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on September 6, 2002 (based on the closing price of such stock as reported on September 6, 2002 through the National Market System of the National Association of Securities Dealers Automated Quotation System) was approximately $33,128,597.

     There were 5,878,037 shares of common stock, $1.00 par value per share, outstanding on September 6, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     (a) Annual Report to Stockholders for Fiscal Year Ended June 30, 2002 (incorporated by reference in Parts I, II and IV).

     (b) Definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 16, 2002 (incorporated by reference in Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

WHAT DO WE DO?

     We are a leading designer, manufacturer and marketer of branded men's, women's and children's accessories, including belts and small leather goods such as wallets. Our product line also includes handbags, socks, scarves, gloves, hats, hair accessories, suspenders, cold weather accessories and sporting goods accessories. We market our merchandise under a broad portfolio of nationally recognized licensed and proprietary brand names, including DOCKERS(R), LEVI'S(R), JONES NEW YORK(R), PERRY ELLIS(R), ROLFS(R), HAGGAR(R), WOOLRICH(R), JORDACHE(R), INDIAN MOTORCYCLE(R), BUGLE BOY(R), CANTERBURY(R), PRINCE GARDNER(R), PRINCESS GARDNER(R), AMITY(R), DON LOPER(R), ACCESSORY DESIGN GROUP(R), TEX TAN(R) and TIGER(R), as well as private brands for major retail customers. We sell our products to a variety of retail outlets, including mass merchants, national chain stores, major department stores, men's and women's specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military.

WHAT ARE OUR PRODUCT LINES?


                                               Our primary products consist of belts and small
                                               leather goods, such as wallets, which accounted for
                                               approximately 55.2% and 21.0%, respectively, of our
                                               net sales for fiscal 2002. Our other products include
       Fiscal 2002 Product Line Sales          women's handbags, socks, scarves, gloves, hats, hair
                                               accessories and men's neckwear, suspenders and other
                                               fashion accessories. Collectively, these other
                                               products accounted for the remaining 23.8% of our net
                                               sales in fiscal 2002.

     To facilitate our internal operations as well as our customer relationships, our products are generally organized along men's and women's product lines. As a result, we have two reportable segments: men's accessories, and women's accessories. Men's accessories accounted for approximately 52.3% of net sales during fiscal 2002, and women's accessories accounted for approximately 47.7% of net sales during the same period. Financial information regarding operations and assets by segment appears on page 20 of our 2002 Annual Report to Stockholders, and this information is incorporated herein by reference.

  Belts

     We, along with our predecessors, have been manufacturing and marketing belts for over 70 years, and belts remain our largest single product category, representing approximately 55.2%, 49.7% and 48.9% of net sales in fiscal 2002, 2001 and 2000, respectively. We compete in all four categories of the belt market: casual, work, dress and fashion. In fiscal 2002, we manufactured approximately 34.6% of the men's belts we distributed and imported the balance, including all women's belts, from China, Guatemala and various other countries.

                                               The continuing trend toward casual attire has created
                                               an increasing demand for belts other than those in
                                               the traditional dress category. Additionally, trends
                                               in women's fashion dress categories such as jeans
                                               have attributed to sales increases in certain
                                               categories of women's belts. Our belt sales were
           Fiscal 2002 Belt Sales              $113.6 million in fiscal 2002, which represents an
                                               increase of 14.9% compared to fiscal 2001. In fiscal
                                               2002, sales of men's and boys' belts represented
                                               $73.6 million, or 64.7% of total belt sales, and
                                               women's and girls' belts represented $40.0 million,
                                               or 35.3%, of total belt sales.

  Small Leather Goods

     Our small leather goods consist primarily of men's and women's wallets sold under licensed and proprietary brands. Our small leather goods are primarily obtained from manufacturers in foreign countries, such as China, due to the labor-intensive nature of manufacturing small leather goods and the relative low cost of labor in those countries. Sales of small leather goods accounted for approximately $43.3 million, or 21.0%, of our total net sales in fiscal 2002. Sales of small leather goods accounted for approximately 25.8% and 28.5% of our total net sales in fiscal 2001 and 2000, respectively.


                                               In fiscal 2002, sales of men's and boys' small
                                               leather goods represented $21.4 million, or 49.5%, of
    Fiscal 2002 Small Leather Goods Sales      total small leather goods sales, and women's and
                                               girls' small leather goods represented $21.9 million,
                                               or 50.5% of our total small leather goods sales.

  Other Accessories

     In addition to belts and small leather goods, we distribute accessories such as women's handbags, socks, scarves, gloves, hats, hair accessories, men's suspenders and sporting goods accessories. These products are marketed under certain of our proprietary brands, licensed brands and private brands. These other accessories complement our core belt and small leather goods products. We purchase all of our other accessory items, which are manufactured according to our design specifications, from foreign and domestic sources. In fiscal 2002, our sales of other accessories totaled $48.9 million, or 23.8%, of our total net sales. Sales of other accessories accounted for 24.5% and 22.6% of our total net sales in fiscal 2001 and 2000, respectively.

WHAT BRANDS DO WE SELL?


                                               Our brand sales consist of licensed brands, private
                                               brands and proprietary brands, which accounted for
           Fiscal 2002 Brand Sales             approximately 9.9%, 52.1% and 38.0%, respectively, of
                                               our net sales for fiscal 2002.

  License Agreements

     We have been awarded license agreements for several well recognized brands, including Dockers(R), Levi's(R), Jones New York(R), Perry Ellis(R), Bugle Boy(R), Haggar(R), Woolrich(R), Jordache(R), Indian Motorcycle(R) and Tex Tan(R). On March 4, 2002, we signed an exclusive licensing agreement with Levi Strauss & Co. to produce women's small leather goods and women's belts under the LEVI(R)name. We began shipping LEVI(R) products in July of 2002.

     Generally, our license agreements cover specific products and require us to pay annual royalties, ranging from 2% to 8% of net sales, based on minimum sales quotas or sales. The terms of the agreements are typically four to ten years, with options to extend the terms, provided certain sales or royalty minimums are achieved. For fiscal 2002, sales of our licensed products accounted for approximately $20.3 million, or 9.9%, of our net sales, with sales from no individual license agreement accounting for more than 5% of total net sales.

 Private Brand Products

     In fiscal 2002, private brand products accounted for approximately $107.3 million, or 52.1%, of our total net sales. In a private brand program we are responsible for designing, manufacturing and delivering unique products for select customers according to the customer's individual requirements. These programs offer our customers exclusivity and pricing control over their products, both of which are important factors in the retail marketplace. We believe our flexible sourcing capabilities, advanced electronic inventory management and replenishment systems and design, product development and merchandising expertise provide retailers with a superior alternative to direct sourcing of their private brand products. Our principal private brand programs include those for leading retailers such as

     - Wal-Mart;
     - JCPenney;
     - Sears; and
     - Target.

Our principal private brand programs also include nationally recognized private brand names such as

     - Farah(R);
     - Faded Glory(R);
     - No Boundaries(R);
     - Arizona(R);
     - St. John's Bay(R);
     - Xhilaration(R);
     - Mossimo(R); and
     - Cherokee(R).

 Proprietary Brands

     In addition to our licensed and private brands, we produce and market products under our own registered trademarks and trade names. We own leading and well recognized trademarks such as Rolfs(R), Amity(R), Canterbury(R), Tiger(R), Accessory Design Group(R), Prince Gardner(R), Princess Gardner(R), Royalle by Prince Gardner(R), and Royalle by Princess Gardner(R). We intend to build on the success of our proprietary brand portfolio by pursuing additional ownership opportunities and expanding the assortment of products offered and the retail channels served by our proprietary brands. Net sales under our proprietary brands were approximately $78.2 million, or 38.0%, of our total net sales in fiscal 2002.

 Distribution of our Key Brands

     Our key brands and each brand's targeted distribution channels and products are as follows:

BRAND                                        DISTRIBUTION CHANNEL     PRODUCTS
-----                                        --------------------     --------
Dockers(R)                                   National chain stores    Belts
                                             Department stores        Handbags
                                             Specialty stores         Small leather goods

Levi's(R)                                    National chain stores    Belts
                                             Department stores        Small leather goods
                                             Specialty stores
Jones New York(R)                            Department stores        Belts
                                             Specialty stores         Small leather goods
Perry Ellis(R)                               Department stores        Belts
                                             Specialty stores
Rolfs(R)                                     Department stores        Small leather goods
                                             Specialty stores
Haggar(R)                                    National chain stores    Belts
                                             Department stores        Small leather goods
                                             Catalogs
Woolrich(R)                                  Department stores        Belts
                                             Specialty stores         Small leather goods
Jordache(R)                                  National chain stores    Belts
Indian Motorcycle(R)                         National chain stores    Belts
                                                                      Small leather goods
Bugle Boy(R)                                 National chain stores    Belts
                                             Department stores        Small leather goods
Canterbury(R)                                Specialty stores         Belts
                                             Golf pro shops           Small leather goods
Prince Gardner(R)                            National chain stores    Small leather goods
                                             Specialty stores
Princess Gardner(R)                          National chain stores    Small leather goods
                                             Specialty stores
Amity(R)                                     Mass merchants           Small leather goods
                                             National chain stores
Coletta(R)                                   Mass merchants           Handbags
                                             National chain stores
Accessory Design Group(R)                    Mass merchants           Belts
                                             National chain stores    Women's accessories
Tiger(R)                                     Mass merchants           Belts
                                             National chain stores
Stagg(R)                                     Mass merchants           Belts
                                             National chain stores    Small leather goods

WHAT ARE OUR CHANNELS OF DISTRIBUTION?

     We sell our products to a variety of retail outlets. These outlets include

     - mass merchants;
     - national chain stores;
     - major department stores;
     - men's and women's specialty stores;
     - catalog retailers;
     - grocery stores;
     - drug stores;
     - golf pro shops;
     - sporting goods stores; and
     - the retail exchange operations of the United States military.

WHO ARE OUR CUSTOMERS?

     We maintain strong relationships with major retailers in the United States and Canada, including

     - Wal-Mart;
     - Target;
     - Meijer's;
     - Shopko;
     - AAFES;
     - Sears;
     - JCPenney;
     - Kohl's;
     - May Department Stores;
     - Dillard's;
     - Mervyn's; and
     - Federated Department Stores.

     For fiscal 2002, Wal-Mart and Target represented 39.0% and 13.0% of our total net sales, respectively. In fiscal 2002, our top ten customers accounted for approximately 71.7% of net sales. A decision by Wal-Mart, Target or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or to change their manner of doing business with us could have a material adverse effect on our financial position and results of operations.

HOW DO WE MAINTAIN STRONG CUSTOMER RELATIONS?

     We believe our success is due in large part to our strong customer relationships, strong sales and marketing organization and superior customer service. Factors which help facilitate these characteristics include our "quick response" distribution, vendor inventory management services, electronic data interchange, commonly referred to as EDI, capabilities and expertise in the communication of fashion and lifestyle concepts through product lines and innovative point-of-sale presentations. We develop and manage our accounts through the coordinated efforts of senior management, regional managers, account executives and an organization of salespeople and independent sales representatives. Members of our senior management or senior account executives manage our relationships with certain of our national accounts such as Wal-Mart, Target, Meijer's, Shopko, Sears, JCPenney, Kohl's and Dillard's.

     We maintain in-store customer service relationships with various specialty stores, national chain stores and major department stores. We have a team of more than 130 sales associates in the United States and approximately 35 sales associates in Canada. These sales associates are organized on a regional basis and supervised by regional sales managers. Sales associates are responsible for overseeing accounts within a defined geographic territory, developing and maintaining business relationships with their respective customers, preparing and conducting line presentations and assisting customers in the implementation of programs at the individual store level. In addition, sales associates may, depending on the needs of an individual customer, assist in the maintenance and presentation of merchandise on the selling floor. Our regional sales organization is supported by account executives. Sales personnel, other than senior managers, generally are compensated based on a combination of salary and commission.

DID WE HAVE FIRM BACKLOG ORDERS FOR FISCAL 2002?

     We had firm backlog orders at June 30, 2002 and 2001 totaling $12,865,000 and $9,065,000, respectively. Our backlog orders are fairly consistent throughout the year with a seasonable increase during the second quarter. Generally, whether we can fill our backlog orders is dependent on product availability. Historically, the amount of unfilled backlog orders has been immaterial. We currently use EDI for electronic communications of invoices, shipping notices, purchase orders and other transactions. Due to the rapid fulfillment of EDI orders, the backlog at June 30, 2002 may not be indicative of future results.

HOW DO WE MERCHANDISE AND DEVELOP OUR PRODUCTS?

     Senior managers are responsible for generating profitable performance results by developing, planning, selling and implementing merchandise programs for their accounts. Individual senior managers develop and maintain business relationships with customers' buyers and merchandise managers. Senior managers also develop and propose comprehensive programs relating to product mix, pricing and fixturing, and they assist customers' buyers and merchandise managers in the implementation of these programs. We coordinate the implementation of marketing programs through the efforts of senior and regional managers. Senior managers are compensated based on a combination of salary and bonus tied to various measures of profitability and sales performance.

     Our product development and merchandising professionals work closely with customers, suppliers and our licensors to interpret market trends, develop new products and create and implement comprehensive merchandising programs, which consist of packaging and point-of-sale fixturing and presentation materials. We believe our ability to design all of our products internally represents a significant competitive advantage because retail customers have become increasingly reliant on the design and merchandising expertise of their suppliers.

WHAT IS OUR COMPETITIVE POSITION?

     Competition in the fashion accessories industry is intense. The accessories market is highly fragmented, and management believes we are one of the largest competitors in the accessories industry. Based on our internal analysis, we believe the sectors of the accessories market we serve have grown at an average annual rate of 3-5% in recent years. In our opinion, this growth has resulted from

     - the trend toward more casual attire, which has increased demand for accessories outside the traditional dress category;

     - increased consumer awareness of branded accessories as a fashion and lifestyle statement; and

     - a desire for new and different accessories styles.

     As a result of recent consolidation in the retail industry, retailers have increasingly chosen to consolidate their supply bases to a core group of companies that have the resources and expertise to meet the retailers' increasing demands. Over the past several years, our net sales growth has exceeded that of the accessories industry, and we believe we are well positioned to continue to capitalize on these market trends.

     Our ability to remain competitive depends largely on our ability to maintain our customer relationships, create new designs and products and offer high quality merchandise at popular prices. The following table summarizes our primary competitors.

    PRODUCT SEGMENT                                              PRIMARY COMPETITORS
    ---------------                                              -------------------
                                                Swank, Randa/Humphreys, Leegin, Max Leather and
    Men's and Boys' Belts.....................  Salant
    Men's Wallets.............................  Buxton, Randa/Humphreys, Mundi and Fossil
    Women's and Girls' Belts..................  Cipriani, Liz Claiborne, Circa and Fossil
                                                Nine West, Liz Claiborne, Kenneth Cole, Fossil and
    Women's Handbags..........................  Guess
    Women's Personal Leather Goods............  Buxton, Mundi, Fossil, Liz Claiborne and Nine West

     We compete on the basis of customer service, brand recognition, product quality and price. We believe our ability to compete successfully is based on our strong customer relationships, superior customer service, strong national brand portfolio, national distribution capabilities, proprietary inventory management systems, flexible sourcing and product design and innovation.

HOW DO WE SEEK TO GROW OUR BUSINESS?

     We seek increased sales and earnings through a variety of means, including increased sales through our current operating units, as well as growth through the acquisition of assets and similar businesses. To that end, on April 12, 2002, we acquired substantially all of the operating assets of AA&E Leathercraft, Inc., a manufacturer and distributor of leather sporting goods accessories. The purchase price for these assets was approximately $995,000 in cash, which was provided by drawing on our existing credit facility. The assets included, among other items, wholesale accounts receivable, wholesale inventory, certain machinery and equipment, and a 10,000 square foot building located in Yoakum, Texas.

     Since we began operating as an independent company on November 1, 1990, we have acquired numerous businesses. Over the last three years, we made the following acquisitions.

                                  NAME OF BUSINESS OR ASSETS
    DATE ACQUIRED                          ACQUIRED                 PRODUCT LINES       BRANDS ACQUIRED
    -------------                 --------------------------        -------------       ---------------
    January 18, 2001............  Stagg Industries, Inc.       Men's and children's        Stagg(R)
                                                               belts, wallets and
                                                               neckwear
    April 17, 2001..............  Certain assets of Torel,     Men's belts and             Torel(R)
                                  Inc.                         sporting goods
                                                               accessories
    April 12, 2002..............  Certain assets of AA&E       Sporting goods               AA&E(R)
                                  Leathercraft, Inc.           accessories

WHERE AND HOW DO WE MANUFACTURE OUR PRODUCTS?

     Our manufacturing facilities are located in Yoakum, Texas and Scarborough, Ontario. The Yoakum facility has the capacity to manufacture approximately 5.3 million belts per year. During fiscal 2002, our manufacturing facilities operated at approximately 74.8% of capacity. We continually seek to increase the automation of our manufacturing operations. We believe we are one of the lowest-cost domestic belt producers because of our automated equipment, large production volumes and economies of scale in raw materials and finished goods sourcing.

     In fiscal 2002, we obtained certain finished products representing approximately 85% of our net sales from outside manufacturers, both domestic and foreign. We have strong relationships with a number of high quality, low-cost foreign manufacturers which provide particularly labor-intensive products, such as small leather goods, manufactured to our specifications.

WHAT ARE THE SOURCES AND AVAILABILITY OF OUR RAW MATERIALS?

     Our raw materials requirements are limited to materials used in the manufacture of men's belts, which is the only product line we manufacture ourselves. These raw materials consist primarily of leather hides and hardware, such as buckles, and are readily available from a variety of foreign and domestic sources. As a result, we have not experienced any significant disruption of product flow based on our raw materials needs.

ARE WE SUBJECT TO GOVERNMENTAL REGULATIONS?

     Many of our products are manufactured in countries other than the United States. Accordingly, those countries and the United States may from time to time modify existing quotas, duties, tariffs, or import restrictions, or otherwise regulate or restrict imports in a manner which could be material and adverse to us. In addition, economic and political disruptions in Asia and other parts of the world from which we import goods could have an adverse effect on our ability to maintain an uninterrupted flow of products to our major customers.

     Due to the fact that we sell our products to retail exchange operations of the United States military, and are therefore a supplier to the federal government, we must comply with all federal statutes applicable to federal government suppliers. Compliance with these federal statutes does not impose a significant burden on us.

HOW MANY EMPLOYEES DO WE HAVE?

     We had approximately 1,156 employees as of June 30, 2002. We believe employee relations are generally good.

WHAT ROLE DOES INTELLECTUAL PROPERTY PLAY IN OUR BUSINESS?

     We believe our trademarks, our patents, our licenses to use certain trademarks and our other proprietary rights in and to intellectual property are important to our success and our competitive position, and we guard our intellectual property rights against infringement. We devote considerable resources to the establishment and protection of our intellectual property on a nationwide basis and in selected foreign markets. Our trademarks remain valid and enforceable as long as the marks are used in connection with our products and services and the required documents and registration renewals are filed, and the related fees are paid. Our patents remain valid and enforceable until the end of the respective patent term, so long as maintenance fees are paid.

WHAT ARE OUR WORKING CAPITAL PRACTICES?

     We do not enter into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. Due to the production time required by our foreign suppliers to produce and ship goods to our distribution centers, we attempt, based on internal estimates, to carry on hand inventory levels necessary for the timely shipment of initial shipment and replenishment orders of men's and women's accessories to our customers. A decision by the customer buyer of a group of stores or any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to change the amount of merchandise purchased from us significantly, or to change their manner of doing business with us, may have a material effect on our financial condition and results of operations. However, this exposure is mitigated in that our products are sold to a variety of retail partners throughout the United States and Canada.

ITEM 2.  PROPERTIES.

     We own and lease numerous facilities throughout the United States and abroad. We currently lease our corporate offices which are located in Arlington, Texas. We believe our various properties are adequate and suitable for the particular uses involved. The following table summarizes our properties.

                                                                                              FORM OF
    FACILITY LOCATION                                             USE                        OWNERSHIP
    -----------------                                             ---                        ---------
    Yoakum, Texas (4 facilities).........    Leather product manufacturing, product             Own
                                             distribution and administrative offices
    West Bend, Wisconsin.................    Distribution of small leather goods and            Own
                                             handbags
    Scarborough, Ontario.................    Manufacture and distribution of leather goods     Lease
    Dallas, Texas........................    Warehouse                                         Lease
    Arlington, Texas.....................    Corporate offices                                 Lease
    New York, New York...................    Office space                                      Lease
    San Francisco, California............    Office space                                      Lease
    St. Louis, Missouri..................    Office space                                      Lease
    Birmingham, Alabama..................    Office space                                      Lease
    Hong Kong............................    Office space                                      Lease

     The total space we own and lease as of June 30, 2002, is as follows.

                                                            APPROXIMATE SQUARE FEET
                                                          ---------------------------
                                                           OWNED    LEASED     TOTAL
                                                          -------   -------   -------
Warehouse and Office....................................  506,000   254,000   760,000
Factory.................................................   63,000    27,000    90,000
                                                          -------   -------   -------
Total...................................................  569,000   281,000   850,000
                                                          =======   =======   =======

ITEM 3.  LEGAL PROCEEDINGS.

     We are not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to our business. No material legal proceedings were terminated during the fourth quarter of the 2002 fiscal year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the 2002 fiscal year.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

          (a) The principal market for our common stock is the NASDAQ National Market System. The high and low bid information for our common stock for each full quarterly period within the two most recent fiscal years appears on page 28 of our 2002 Annual Report to Stockholders, and this information is incorporated herein by reference.

          (b) The approximate number of record holders of common stock on September 6, 2002 was 925.

          (c) We have never paid a cash dividend on our common stock. We currently intend to retain our earnings for the foreseeable future to provide funds for the expansion of our business. The payment of dividends in the future will be at the sole discretion of our board of directors and will depend on our profitability, financial condition, capital needs, future prospects, contractual restrictions and other factors deemed relevant by our board of directors. Our existing credit agreement currently contains covenants restricting the payment of dividends.

          (d) Information regarding securities authorized for issuance under equity compensation plans is included in Part III, Item 12, of this report.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this item appears on page 28 of our 2002 Annual Report to Stockholders, and this information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item appears on pages 23 through 27 of our 2002 Annual Report to Stockholders, and this information is incorporated herein by reference.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are subject to interest rate risk on our long-term debt. We manage our exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition, we have hedged our exposure to changes in interest rates on a portion of our variable debt by entering into an interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. On July 1, 2001, we entered into a three-year interest rate swap agreement with Wells Fargo Bank, N.A., which expires on June 27, 2004, converting $30,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90-day LIBOR rate. At June 30, 2002, the receive and pay rates related to the interest rate swap were 2.04% and 5.60%, respectively. Interest differentials paid or received under the swap agreement are reflected as an adjustment to interest expense when paid. The interest rate swap agreement represents a valid cash flow hedge investment under Statement No.
133. As such, during fiscal 2002, changes in the fair value of the interest rate swap were recognized as other comprehensive income with the fair value at June 30, 2002, approximating $1,700,000 ($1,041,000, net of tax of $659,000). The
potential impact of market conditions on the fair value of our indebtedness is not expected to be material. Given that such lines of credit bear interest at floating market interest rates, the fair value of amounts borrowed thereunder approximates carrying value.

     Theoretically, we are also exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products. We routinely purchase leather hides during the year for use in the manufacture of men's belts. We also purchase a substantial amount of leather items from third-party suppliers. An unanticipated material increase in the market price of leather could increase the cost of these products to us and therefore have a negative effect on our results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item appears on pages 7 through 28 of our 2002 Annual Report to Stockholders, and this information is incorporated herein by reference. Following is a cross reference for location of the required information.

                                                                   PAGE NUMBER IN THE
                                                             TANDY BRANDS ACCESSORIES, INC.
                                                                      2002 ANNUAL
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      REPORT TO STOCKHOLDERS
-------------------------------------------                  ------------------------------
Consolidated Statements of Income for the Years Ended June
  30, 2002, 2001 and 2000...................................              7
Consolidated Balance Sheets at June 30, 2002 and 2001.......              8
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 2002, 2001 and 2000..............................              9
Consolidated Statements of Stockholders' Equity for the
  Years Ended June 30, 2002, 2001 and 2000..................             10
Notes to Consolidated Financial Statements..................            11-21
Selected Unaudited Quarterly Financial Data.................             21
Report of Independent Auditors..............................             22
Selected Financial Data.....................................             28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     The information required by Items 10 through 13 is included in our definitive Proxy Statement relating to our 2002 Annual Meeting of Stockholders, and this information is incorporated herein by reference. Following is a cross reference for location of the required information.

                                              CAPTION IN THE                           PAGE NUMBER IN THE
                                      TANDY BRANDS ACCESSORIES, INC.             TANDY BRANDS ACCESSORIES, INC.
          ITEM                             2002 PROXY STATEMENT                       2002 PROXY STATEMENT
          ----                        ------------------------------             ------------------------------

ITEM 10.  DIRECTORS AND            "Proposal One: Election of Directors"                      5-7
          EXECUTIVE
          OFFICERS OF THE  "Other Information You Need to Make a Decision -- Who
          REGISTRANT                   are our executive officers?"                          16-17
                               "Section 16(a) Beneficial Ownership Reporting
                                                Compliance"                                    16

ITEM 11.  EXECUTIVE        "Other Information You Need to Make a Decision -- How
          COMPENSATION           do we compensate our executive officers?"
                                                                                             17-18
                           "Other Information You Need to Make a Decision -- How
                               do we compensate our non-employee directors?"
                                                                                             19-21
                           "Other Information You Need to Make a Decision -- How
                             did our common stock perform compared to certain
                                                 indexes?"                                     19
                                   "Other Information You Need to Make a
                               Decision -- What are the board of directors'
                               committees? What functions do they serve? --
                               Compensation Committee Interlocks and Insider
                                              Participation"                                   22
                              "Report of the Human Resources and Compensation
                                                Committee"                                     24

ITEM 12.  SECURITY           "Security Ownership of Certain Beneficial Owners"
          OWNERSHIP OF                                                                       14-16
          CERTAIN               "Proposal Two: Approval of the Tandy Brands
          BENEFICIAL          Accessories, Inc. 2002 Omnibus Plan -- How many
          OWNERS AND       shares of common stock are issuable under our current
          MANAGEMENT AND                equity compensation plans?"
          RELATED                                                                            12-13
          STOCKHOLDER
          MATTERS

ITEM 13.  CERTAIN          "Other Information You Need to Make a Decision -- Did
          RELATIONSHIPS    we have transactions with our officers, directors or
          AND RELATED                        5% stockholders?"                                 19
          TRANSACTIONS

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the 2002 fiscal year.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

         - The financial statements listed in response to Item 8 of this report have been incorporated herein by reference to pages 7 through 28 of our 2002 Annual Report to Stockholders.

         - Financial Statement Schedule:

           Report of Independent Auditors on Financial Statement Schedule for the three years in the period ended June 30, 2002; Schedule
           II -- Valuation and Qualifying Accounts.

           The financial statement schedule should be read in conjunction with the consolidated financial statements in our 2002 Annual Report to Stockholders. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         - Exhibits:

           A list of the exhibits filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

     (b) Reports on Form 8-K.

         We filed a Form 8-K on August 16, 2002, to report the issuance of the press release announcing our financial results for the fourth quarter of fiscal 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TANDY BRANDS ACCESSORIES, INC.
                                          (Registrant)

                                                  /s/ J.S.B. JENKINS
                                          --------------------------------------
                                                      J.S.B. Jenkins
                                          President and Chief Executive Officer
Date: September 27, 2002

     Pursuant to the requirements of the Securities and Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       NAME                                     POSITION                     DATE
                       ----                                     --------                     ----

              /s/ DR. JAMES GAERTNER                     Director and Chairman        September 27, 2002
 ------------------------------------------------             of the Board
                Dr. James Gaertner


                /s/ J.S.B. JENKINS                      Director, President and       September 27, 2002
 ------------------------------------------------       Chief Executive Officer
                  J.S.B. Jenkins


              /s/ MARVIN J. GIROUARD                            Director              September 27, 2002
 ------------------------------------------------
                Marvin J. Girouard


              /s/ C.A. RUNDELL, JR.                             Director              September 27, 2002
 ------------------------------------------------
                C.A. Rundell, Jr.


             /s/ ROGER R. HEMMINGHAUS                           Director              September 27, 2002
 ------------------------------------------------
               Roger R. Hemminghaus


                /s/ GENE STALLINGS                              Director              September 27, 2002
 ------------------------------------------------
                  Gene Stallings


             /s/ COLOMBE M. NICHOLAS                            Director              September 27, 2002
 ------------------------------------------------
               Colombe M. Nicholas


               /s/ MARK J. FLAHERTY                     Chief Financial Officer       September 27, 2002
 ------------------------------------------------    (Principal Accounting Officer)
                 Mark J. Flaherty

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER

     I, J.S.B. Jenkins, certify that:

     1. I have reviewed this annual report on Form 10-K of Tandy Brands Accessories, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

 [ITEMS 4, 5 AND 6 OMITTED PURSUANT TO THE TRANSITION PROVISIONS OF RELEASE NO.
                                   34-46427.]

                                                  /s/ J.S.B. JENKINS
                                          --------------------------------------
                                                      J.S.B. Jenkins
                                                 Chief Executive Officer

Date: September 27, 2002

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER

     I, Mark J. Flaherty, certify that:

     1. I have reviewed this annual report on Form 10-K of Tandy Brands Accessories, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

 [ITEMS 4, 5 AND 6 OMITTED PURSUANT TO THE TRANSITION PROVISIONS OF RELEASE NO.
                                   34-46427.]

                                                 /s/ MARK J. FLAHERTY
                                          --------------------------------------
                                                     Mark J. Flaherty
                                                 Chief Financial Officer

Date: September 27, 2002

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

     To the Board of Directors of Tandy Brands Accessories, Inc.

     We have audited the consolidated financial statements of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 2002 and 2001, and for each of the three years in the period ended June 30, 2002, and have issued our report thereon dated August 2, 2002, incorporated by reference in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in
Item 15(a) of this Annual Report on Form 10-K. The schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                            /S/ERNST & YOUNG LLP

Fort Worth, Texas
August 2, 2002

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          FOR THE YEAR ENDED JUNE 30,

                                                        ADDITIONS
                                                 -----------------------
                                   BALANCE AT    CHARGED TO   CHARGED TO                   BALANCE AT
                                  BEGINNING OF   COSTS AND      OTHER                        END OF
DESCRIPTION                          PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS(1)     PERIOD
-----------                       ------------   ----------   ----------   -------------   ----------
2002
Allowance for Doubtful Accounts
  And Returns...................   $1,671,000    $1,152,000   $      -0-    $1,116,000     $1,707,000
2001
Allowance for Doubtful Accounts
  And Returns...................   $1,101,000    $1,720,000   $      -0-    $1,150,000     $1,671,000
2000
Allowance for Doubtful Accounts
  And Returns...................   $1,180,000    $1,255,000   $      -0-    $1,334,000     $1,101,000

---------------

(1) Represents uncollectible accounts written off, net of recoveries and application of allowances to sales returns.

                                 EXHIBIT INDEX

                                                         INCORPORATED BY REFERENCE (IF APPLICABLE)
                                                         -----------------------------------------
EXHIBIT NUMBER AND DESCRIPTION                           FORM      DATE       FILE NO.    EXHIBIT
------------------------------                           -----   ---------   ----------   --------
(3)   Articles of Incorporation and By-laws
       3.1    Certificate of Incorporation of Tandy
              Brands Accessories, Inc.                    S-1    11/02/90     33-37588       3.1
       3.2    By-laws of Tandy Brands Accessories, Inc.   S-1    11/02/90     33-37588       3.2
       3.3    Amendment No. 1 to By-laws of Tandy
              Brands Accessories, Inc.                   10-Q     5/10/02      0-18927       3.3
(4)   Instruments defining the rights of security
      holders, including indentures
       4.1    Certificate of Designations, Powers,
              Preferences, and Rights of Series A
              Junior Participating Cumulative Preferred
              Stock of Tandy Brands Accessories, Inc.     S-1    11/02/90     33-37588       4.1
       4.2    Form of Common Stock Certificate of Tandy
              Brands Accessories, Inc.                    S-1    11/02/90     33-37588       4.2
       4.3    Form of Preferred Share Purchase Rights
              Certificate of Tandy Brands Accessories,
              Inc.                                        S-1    11/02/90     33-37588       4.3
       4.4    Form of Rights Certificate of Tandy
              Brands Accessories, Inc.                    8-K    11/02/99      0-18927       4.5
       4.5    Amended and Restated Rights Agreement
              dated October 19, 1999, between Tandy
              Brands Accessories, Inc. and Bank Boston,
              N.A.                                        8-K    11/02/99      0-18927       4.6
       4.6    Amendment to Rights Agreement dated
              October 19, 1999, between Tandy Brands
              Accessories, Inc. and Fleet National Bank
              (f.k.a. Bank Boston, N.A.)                 10-Q    05/10/02      0-18927       4.7
(10)  Material Contracts
       10.1   Tandy Brands Accessories, Inc. 1991 Stock
              Option Plan*                                S-1    11/02/90     33-37588      10.8
       10.2   Form of Stock Option Agreement -- 1991
              Stock Option Plan*                          S-1    11/02/90     33-37588      10.9
       10.3   Tandy Brands Accessories, Inc. Benefit
              Restoration Plan and related Trust
              Agreement and Amendments No. 1 and 2
              thereto*                                   10-K    09/25/97      0-18927     10.14
       10.4   Form of Indemnification Agreement between
              Tandy Brands Accessories, Inc. and each
              of its Directors and Officers               S-1    11/02/90     33-37588     10.15
       10.5   Office Lease Agreement dated March 6,
              1991, between John Hancock Mutual Life
              Insurance Co. and Tandy Brands
              Accessories, Inc. relating to the
              corporate offices                           S-1    11/02/90     33-37588     10.16
       10.6   Tandy Brands Accessories, Inc.
              Non-Qualified Formula Stock Option Plan
              for Non-Employee Directors*                 S-8    02/10/94     33-75114      28.1

                                                         INCORPORATED BY REFERENCE (IF APPLICABLE)
                                                         -----------------------------------------
EXHIBIT NUMBER AND DESCRIPTION                           FORM      DATE       FILE NO.    EXHIBIT
------------------------------                           -----   ---------   ----------   --------
       10.7  Tandy Brands Accessories, Inc. 1993
             Employee Stock Option Plan and form of
             Stock Option Agreement thereunder*           S-8    02/10/94     33-75114      28.2
       10.8  Tandy Brands Accessories, Inc.
             Non-Qualified Stock Option Plan for
             Non-Employee Directors*                      S-8    02/10/94     33-75114      28.3
       10.9  Tandy Brands Accessories, Inc. 1995 Stock
             Deferral Plan for Non-Employee Directors*    S-8    06/03/96     33-08579      99.1
       10.10 Tandy Brands Accessories, Inc. 1997
             Employee Stock Option Plan*                  S-8    12/12/97     33-42211      99.2
       10.11 Tandy Brands Accessories, Inc. Employees
             Investment Plan as Amended and Restated
             Effective June 1, 2000*                     10-K    09/26/00      0-18927     10.39
       10.12 Credit Agreement Among Tandy Brands
             Accessories, Inc. as the Borrower, Wells
             Fargo HSBC Trade Bank, N.A. as
             Administrative Agent and as Lender, and
             certain Financial Institutions, as Lenders
             and Wells Fargo Bank, N.A. as Arranger as
             of June 27, 2001                            10-K    09/25/01      0-18927     10.42
       10.13 ISDA Master Agreement between Tandy Brands
             Accessories, Inc. and Wells Fargo Bank,
             N.A., dated as of June 27, 2001             10-K    09/25/01      0-18927     10.42
       10.14 Tandy Brands Accessories, Inc. Stock
             Purchase Program*                            S-8    02/12/02     33-55436      99.5
       10.15 Limited Consent and Waiver dated November
             5, 2001 between Tandy Brands Accessories,
             Inc. and Wells Fargo HSBC Trade Bank, N.A.
             as Administrative Agent under the
             Agreement                                   10-Q    11/13/01      0-18927     10.43
       10.16 Amendment No. 2 to the Tandy Brands
             Accessories, Inc. 1997 Employee Stock
             Option Plan*                                10-Q     5/10/02      0-18927     10.44
       10.17 Amendment No. 4 to the Tandy Brands
             Accessories, Inc. Nonqualified Formula
             Stock Option Plan For Non-Employee
             Directors*                                  10-Q     5/10/02      0-18927     10.44
       10.18 Nonqualified Stock Option Agreement for
             Non-Employee Directors, dated October 16,
             2001, by and between Tandy Brands
             Accessories, Inc. and Dr. James F.
             Gaertner*                                    S-8     5/15/02     33-88276      10.2
       10.19 Nonqualified Stock Option Agreement for
             Non-Employee Directors, dated October 16,
             2001, by and between Tandy Brands
             Accessories, Inc. and Marvin J. Girouard*    S-8     5/15/02     33-88276      10.3
       10.20 Nonqualified Stock Option Agreement for
             Non-Employee Directors, dated October 16,
             2001, by and between Tandy Brands
             Accessories, Inc. and Gene Stallings*        S-8     5/15/02     33-88276      10.4

                                                         INCORPORATED BY REFERENCE (IF APPLICABLE)
                                                         -----------------------------------------
EXHIBIT NUMBER AND DESCRIPTION                           FORM      DATE       FILE NO.    EXHIBIT
------------------------------                           -----   ---------   ----------   --------
       10.21 Nonqualified Stock Option Agreement for
             Non-Employee Directors, dated October 16,
             2001, by and between Tandy Brands
             Accessories, Inc. and Roger R.
             Hemminghaus*                                 S-8     5/15/02     33-88276      10.5
       10.22 Nonqualified Stock Option Agreement for
             Non-Employee Directors, dated October 16,
             2001, by and between Tandy Brands
             Accessories, Inc. and Colombe M. Nicholas*   S-8     5/15/02     33-88276      10.6
       10.23 First Amendment to Credit Agreement
             between Tandy Brands Accessories, Inc. and
             Wells Fargo HSBC Trade Bank, NA, dated
             June 28, 2002**                              N/A         N/A          N/A       N/A
(13)  Annual Report to security holders, Form 10-Q or
      quarterly report to security holders
       13.1 Annual Report to Stockholders of Tandy
            Brands Accessories, Inc.**                    N/A         N/A          N/A       N/A
(21)  Subsidiaries of the registrant
       21.1 List of subsidiaries**                        N/A         N/A          N/A       N/A
(23)  Consents of experts and counsel
       23.1 Consent of Ernst & Young LLP**                N/A         N/A          N/A       N/A
(99)  Other Exhibits
       99.1 Certification pursuant to Section 906 of
            Sarbanes-Oxley Act (Chief Executive
            Officer)**                                    N/A         N/A          N/A       N/A
       99.2 Certification pursuant to Section 906 of
            Sarbanes-Oxley Act (Chief Financial
            Officer)**                                    N/A         N/A          N/A       N/A

---------------

 * Management contract or compensatory plan

** Filed herewith