Form 10-Q
period 2002-09-30
TANDY BRANDS ACCESSORIES INC
filed 2002-11-12
CIK 869487

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

                                   ----------

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


            690 EAST LAMAR BOULEVARD, SUITE 200, ARLINGTON, TX 76011
             (Address of principal executive offices and zip code)

                                 (817) 548-0090
              (Registrant's telephone number, including area code)

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

                                Yes  X   No
                                    ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes      No  X
                                    ---     ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                                                   Number of shares outstanding
               Class                                  at November 11, 2002

    COMMON STOCK, $1.00 PAR VALUE                           5,903,640


================================================================================

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002

================================================================================

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION


Item                                                                            Page No.
----                                                                            --------

1.       Financial Statements                                                     3 - 12

2.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                               13 - 16

3.       Quantitative and Qualitative Disclosures About  Market Risk                  17

4.       Controls and Procedures                                                      17

PART II -- OTHER INFORMATION

Item
----

4.       Submission of Matters to a Vote of Security Holders                          18

6.       Exhibits and Reports on Form 8-K                                             18


SIGNATURES                                                                            19

CERTIFICATIONS                                                                     20-21

EXHIBIT INDEX                                                                      22-25

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                             FILE NUMBER  0 -18927
                                  FORM 10 - Q
===============================================================================
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                             Three Months
                                                                                 Ended
                                                                              September 30
                                                                    -------------------------------
                                                                        2002               2001
                                                                    ------------       ------------
Net sales                                                           $     60,028       $     54,106
Cost of goods sold                                                        39,243             35,073
                                                                    ------------       ------------
        Gross margin                                                      20,785             19,033

Selling, general and administrative expenses                              15,126             13,310
Depreciation and amortization                                              1,080              1,387
                                                                    ------------       ------------
        Total operating expenses                                          16,206             14,697
                                                                    ------------       ------------
Operating income                                                           4,579              4,336

Interest expense                                                            (658)              (778)
Royalty and other income                                                       1                  9
                                                                    ------------       ------------
Income before provision for income taxes and cumulative
      effect of accounting change                                          3,922              3,567
Provision for income taxes                                                 1,527              1,385
                                                                    ------------       ------------
      Net income before cumulative effect of accounting change             2,395              2,182
Cumulative effect of accounting change for
      SFAS No. 142, net of income taxes of $369,000                         (581)              --
                                                                    ------------       ------------
        Net income                                                  $      1,814       $      2,182
                                                                    ============       ============
Earnings per common share
      Before cumulative effect of accounting change                 $       0.41       $       0.38
      Cumulative effect of accounting change                               (0.10)              --
                                                                    ------------       ------------
                                                                    $       0.31       $       0.38
                                                                    ============       ============
Earnings per common share - assuming dilution
      Before cumulative effect of accounting change                 $       0.40       $       0.38
      Cumulative effect of accounting change                               (0.10)              --
                                                                    ------------       ------------
                                                                    $       0.30       $       0.38
                                                                    ============       ============

Common shares outstanding                                                  5,888              5,718
                                                                    ============       ============

Common shares outstanding - assuming dilution                              5,984              5,725
                                                                    ============       ============
Cash dividends per common share                                             None           None

         The accompanying notes are an integral part of these condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              FILE NUMBER 0 -18927
                                   FORM 10 - Q
================================================================================
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                  September 30,        June 30,
                                                                                      2002               2002
                                                                                  -------------      ------------
ASSETS                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents                                                    $      1,440       $      6,506
     Accounts receivable, net                                                           45,437             33,699
     Inventories:
       Raw materials and work in process                                                 4,643              4,957
       Finished goods                                                                   48,809             47,861
     Other current assets                                                                4,830              4,806
                                                                                  ------------       ------------
       Total current assets                                                            105,159             97,829
                                                                                  ------------       ------------
Property and equipment, at cost                                                         30,132             29,441
Accumulated depreciation                                                               (15,146)           (14,373)
                                                                                  ------------       ------------
       Net property and equipment                                                       14,986             15,068
                                                                                  ------------       ------------
Other assets:
     Goodwill, less amortization                                                        11,471             12,467
     Intangible assets, less amortization                                                5,270              5,403
     Other assets                                                                        2,609              2,670
                                                                                  ------------       ------------
       Total other assets                                                               19,350             20,540
                                                                                  ------------       ------------
                                                                                  $    139,495       $    133,437
                                                                                  ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $      7,174       $     12,755
     Accrued expenses                                                                    7,814              6,857
                                                                                  ------------       ------------
       Total current liabilities                                                        14,988             19,612
                                                                                  ------------       ------------
Other liabilities:
     Notes payable                                                                      38,352             30,000
     Other noncurrent liabilities                                                        3,650              3,161
                                                                                  ------------       ------------
       Total other liabilities                                                          42,002             33,161
                                                                                  ------------       ------------
Stockholders' equity:
     Preferred stock, $1 par value, 1,000,000 shares authorized, none issued                --                 --
     Common stock, $1 par value, 10,000,000 shares authorized,
       5,910,703 shares and 5,899,173 shares issued and outstanding
       as of September 30, 2002 and June 30, 2002, respectively                          5,911              5,899
     Additional paid-in capital                                                         22,866             22,690
     Cumulative other comprehensive income                                              (2,272)            (1,706)
     Retained earnings                                                                  56,107             54,293
     Treasury stock, at cost                                                              (107)              (512)
                                                                                  ------------       ------------
       Total stockholders' equity                                                       82,505             80,664
                                                                                  ------------       ------------
                                                                                  $    139,495       $    133,437
                                                                                  ============       ============

         The accompanying notes are an integral part of these condensed financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              FILE NUMBER 0 -18927
                                   FORM 10 - Q
================================================================================
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                      -------------------------------
                                                                                          2002              2001
                                                                                      ------------       ------------
Cash flows from operating activities:
     Net income                                                                       $      1,814       $      2,182
     Adjustments to reconcile net income to net cash provided by (used for)
     operating activities:
       Depreciation                                                                            993              1,049
       Amortization                                                                            133                383
       Cumulative effect of accounting change, net                                             581                 --
       Other                                                                                  (243)               (46)
     Change in assets and liabilities:
       Accounts receivable                                                                 (11,738)           (11,442)
       Inventories                                                                            (634)               556
       Other assets                                                                            393               (162)
       Accounts payable                                                                     (5,581)            (1,284)
       Accrued expenses                                                                        962              1,866
                                                                                      ------------       ------------
     Net cash used for operating activities                                                (13,320)            (6,898)
                                                                                      ------------       ------------
Cash flows from investing activities:
     Purchases of property and equipment                                                      (691)              (149)
                                                                                      ------------       ------------
     Net cash used for investing activities                                                   (691)              (149)
                                                                                      ------------       ------------
Cash flows from financing activities:
     Exercise of employee stock options                                                         92                 --
     Sale of stock to stock purchase program                                                   501                347
     Proceeds from borrowings                                                               19,172             29,494
     Payments under borrowings                                                             (10,820)           (21,938)
                                                                                      ------------       ------------
     Net cash provided by financing activities                                               8,945              7,903
                                                                                      ------------       ------------
Net increase (decrease) in cash and cash equivalents                                        (5,066)               856
Cash and cash equivalents at beginning of period                                             6,506                 79
                                                                                      ------------       ------------
Cash and cash equivalents at end of period                                            $      1,440       $        935
                                                                                      ============       ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                       $        603       $        557
       Income taxes                                                                            567                 11
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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ACCOUNTING PRINCIPLES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2002 Annual Report.

NOTE 2 - IMPACT OF NEW ACCOUNTING STANDARDS

     Effective July 1, 2002, we adopted Statement of Financial Accounting Standards, commonly referred to as SFAS, No. 142, "Goodwill and Other Intangible Assets." Please refer to Note 6 for information regarding goodwill and other intangible assets and the impact the adoption of this statement had on our condensed consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 during the first quarter of fiscal 2003. The adoption of this statement did not have a material effect on our consolidated financial position or statements of income, stockholders' equity and cash flows.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS No. 144 during the first quarter of fiscal 2003. The adoption of this statement did not have a material effect on our consolidated financial position or statements of income, stockholders' equity and cash flows.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, terminating employees involuntarily and consolidating facilities. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We do no not expect the adoption of this statement to have a material effect on our consolidated financial position or statements of income, stockholders' equity and cash flows.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - COMPREHENSIVE INCOME

     The following table illustrates the components of comprehensive income, net of related tax, for the three months ended September 30, 2002 and 2001 (in thousands).

                                                                     Three Months
                                                                        Ended
                                                                     September 30,
                                                             -------------------------------
                                                                 2002               2001
                                                             ------------       ------------
Net income                                                   $      1,814       $      2,182
Foreign currency translation adjustments                             (269)               (61)
Change in the fair value of interest rate swap                       (297)            (1,015)
                                                             ------------       ------------

     Comprehensive income                                    $      1,248       $      1,106
                                                             ============       ============

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).


                                                                     Three Months
                                                                         Ended
                                                                     September 30,
                                                             -------------------------------
                                                                 2002               2001
                                                             ------------       ------------
Numerator for basic and diluted earnings per share:

      Net income before cumulative effect of
        accounting change                                    $      2,395       $      2,182
      Cumulative effect of accounting change for
        SFAS No. 142, net of income taxes                            (581)                --
                                                             ------------       ------------
      Net income                                             $      1,814       $      2,182
                                                             ============       ============

Denominator:
        Weighted average shares outstanding                         5,872              5,705
        Contingently issuable shares                                   16                 13
                                                             ------------       ------------
      Denominator for basic earnings per
        share - weighted average shares                             5,888              5,718

      Effect of dilutive securities:
        Employee stock options                                         80                  7
        Director stock options                                         16                 --
                                                             ------------       ------------
      Dilutive potential common shares                                 96                  7

      Denominator for diluted earnings per
        share - adjusted weighted - average
        shares                                                      5,984              5,725
                                                             ============       ============

Basic earnings per share:
      Before cumulative effect of accounting change          $       0.41       $       0.38
      Cumulative effect of accounting change                        (0.10)              0.00
                                                             ------------       ------------
                                                             $       0.31       $       0.38
                                                             ============       ============

Diluted earnings per share:
      Before cumulative effect of accounting change          $       0.40       $       0.38
      Cumulative effect of accounting change                        (0.10)              0.00
                                                             ------------       ------------
                                                             $       0.30       $       0.38
                                                             ============       ============

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     We sell our products to a variety of retail outlets, including mass merchants, national chain stores, major department stores, men's and women's specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military. To facilitate our internal operations as well as our customer relationships, we organize our products along men's and women's product lines. As a result, we have two reportable segments: men's accessories, consisting of belts, wallets, suspenders and other small leather goods and women's accessories, consisting of belts, wallets, handbags, socks, scarves, hats and hair accessories. We allocate general corporate expenses to each segment based on the respective segment's asset base. We allocate depreciation and amortization expense related to assets recorded on our corporate accounting records to each segment as described above. We measure profit or loss on each segment based on income or loss before taxes utilizing the accounting policies consistent in all material respects with those described in Note 1 of our 2002 Annual Report. No inter-segment revenue is recorded.

     The following table sets forth information regarding operations and assets by reportable segment (in thousands).


                                                     Three Months Ended
                                                       September 30,
                                               -------------------------------
                                                  2002               2001
                                               ------------       ------------
Revenue from external customers:
    Men's accessories                          $     30,243       $     27,143
    Women's accessories                              29,785             26,963
                                               ------------       ------------
                                               $     60,028       $     54,106
                                               ============       ============
Operating income (1):
    Men's accessories                                 2,404              2,266
    Women's accessories                               2,175              2,070
                                               ------------       ------------
                                               $      4,579       $      4,336
                                               ============       ============
Interest expense                                       (658)              (778)
Other income (2)                                          1                  9
                                               ------------       ------------
Income before income taxes and
   cumulative effect of accounting change      $      3,922       $      3,567
                                               ============       ============

Depreciation and amortization expense:
    Men's accessories                          $        611       $        846
    Women's accessories                                 469                541
                                               ------------       ------------
                                               $      1,080       $      1,387
                                               ============       ============
Capital expenditures:
    Men's accessories                          $        156       $         --
    Women's accessories                                 112                141
    Corporate                                           423                  8
                                               ------------       ------------
                                               $        691       $        149
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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective July 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. The SFAS No. 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to it, to its carrying value. We estimate the fair value of a reporting unit using discounted cash flow analysis. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit's net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment.

     Using the SFAS No. 142 approach described above, we recorded a transitional goodwill impairment charge during the first quarter of fiscal 2003 of $950,000 ($581,000 net of tax), presented as a cumulative effect of accounting change. This charge related to our women's segment of products.

     The transitional impairment charge resulted from application of the new impairment methodology introduced by SFAS No. 142. Previous accounting rules incorporated a comparison of carrying value to undiscounted cash flows, whereas new rules require a comparison of carrying value to fair value, which are lower. Under previous requirements, no goodwill impairment would have been recorded on July 1, 2002.

     Pursuant to SFAS No. 142, goodwill and indefinite-lived intangible assets must be tested for impairment annually at the same time every year, and in between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

     In conjunction with the adoption of SFAS No. 142, we reassessed the useful lives and the classification of our finite-lived acquired intangible assets and determined that no revisions were necessary. The following table illustrates the gross carrying amount and accumulated amortization of our acquired intangible assets as of September 30, 2002 and June 30, 2002 (in thousands).


                                              September 30,        June 30,
                                                  2002               2002
                                              ------------       ------------
Amortized intangible assets
      (various, principally tradenames):

      Gross carrying amount                   $      8,774       $      8,774
                                              ============       ============

      Accumulated Amortization                $     (3,504)      $     (3,371)
                                              ============       ============

      Net Amortized Intangible Assets         $      5,270       $      5,403
                                              ============       ============

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

     Amortization expense for acquired finite-lived intangible assets during the three months ended September 30, 2002 was $133,000. The following table illustrates our estimated amortization expense for the remainder of fiscal 2003 through June 30, 2007.


Estimated amortization expense :
      Fiscal year ending 6/30/03         $      372,000
      Fiscal year ending 6/30/04                394,000
      Fiscal year ending 6/30/05                361,000
      Fiscal year ending 6/30/06                361,000
      Fiscal year ending 6/30/07                361,000



     The following table reconciles net income, earnings per common share and earnings per share, assuming dilution, adjusted to exclude amortization expense recognized in such periods related to goodwill (in thousands except per share amounts).


                                                                                     Three Months
                                                                                         Ended
                                                                                     September 30,
                                                                              ------------------------------
                                                                                  2002               2001
                                                                              ------------      ------------
Reported net income before cumulative effect
      of accounting change                                                    $      2,395      $      2,182
Add back after-tax amounts:
      Goodwill amortization                                                             --               156
                                                                              ------------      ------------
Adjusted net income before cumulative effect
      of accounting change                                                    $      2,395      $      2,338
                                                                              ============      ============

Earnings per common share before accounting change:
Reported net income                                                           $       0.41      $       0.38
      Goodwill amortization                                                             --              0.03
                                                                              ------------      ------------
Adjusted basic earnings per common share
      before accounting change                                                $       0.41      $       0.41
                                                                              ============      ============

Earnings per share - assuming dilution before accounting change:
Reported net income                                                           $       0.40      $       0.38
      Goodwill amortization                                                             --              0.03
                                                                              ------------      ------------
Adjusted earnings per share -assuming dilution
      before accounting change                                                $       0.40      $       0.41
                                                                              ============      ============

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

     The following table illustrates the changes in the carrying amount of goodwill by reportable segment for the three months ended September 30, 2002.



                           June 30,         Impairment                           September 30,
                            2002              Losses           Other(1)              2002
                         ------------      ------------       ------------       -------------
Men's accessories        $      9,733      $         --       $        (46)      $      9,687

Women's accessories             2,734              (950)                --              1,784
                         ------------      ------------       ------------       ------------
             Total       $     12,467      $       (950)      $        (46)      $     11,471
                         ============      ============       ============       ============


     (1)  Difference due to foreign currency translation adjustments.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES AND GROSS MARGINS

     The following table illustrates sales and gross margin data from our reportable segments for the three months ended September 30, 2002 compared to the same period last year.


                                                      Three Months Ended
                                                        September 30,
                                                -------------------------------
                                                   2002                2001
                                                ------------       ------------
Net sales:
    Men's accessories                           $     30,243       $     27,143
    Women's accessories                               29,785             26,963
                                                ------------       ------------
Total net sales                                 $     60,028       $     54,106
                                                ============       ============

Gross margin:
    Men's accessories                           $     11,079       $     10,148
    Women's accessories                                9,706              8,885
                                                ------------       ------------
Total gross margin                              $     20,785       $     19,033
                                                ============       ============

Gross margin as a percentage of sales:

    Men's accessories                                   36.6%              37.4%

    Women's accessories                                 32.6%              33.0%

    Total                                               34.6%              35.2%

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

     For the three month period ended September 30, 2002, net sales increased 10.9% to $60,028,000 compared to net sales of $54,106,000 for the same period last year. Net sales of men's accessories increased 11.4% for the three month period ended September 30, 2002 compared to the same period last year. We attribute the increase in net sales of men's accessories to a greater number of mass merchant store orders than originally expected. Similarly, the net sales of women's accessories increased 10.5% for the three month period ended September 30, 2002 compared to the same period last year. We attribute the increase in net sales of women's accessories to increased sales of our Rolfs(R) handbags, licensed small leather goods and belts such as LEVI'S(R) and DOCKERS(R) as well as increased sales of women's mass merchant accessories.

     Gross margins increased by $1,752,000 for the three month period ended September 30, 2002, or 9.2% compared to the same period last year. As a percentage of sales, gross margins decreased 0.6% for the three month period ended September 30, 2002 compared to the same period last year. The overall decrease was due to a greater sales mix weighted towards mass merchant accessories and an initial direct sales shipment of women's accessories to Payless Shoes.

OPERATING EXPENSES

     Selling, general and administrative expenses as a percentage of net sales for the three months ended September 30, 2002 increased 0.6% compared to the same period last year. The increase resulted from higher salary expense due to nonrecurring costs associated with the implementation of distribution software in our Dallas, Texas distribution center totaling $290,000, as well as severance costs totaling $430,000.

     Depreciation and amortization expenses as a percentage of net sales for the three months ended September 30, 2002 decreased 0.8% to $1,080,000, compared to $1,387,000 in the same period of the prior year. We attribute this decrease primarily to the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets," in which goodwill is no longer amortized (see note 6). Goodwill amortization expense for the same three month period in the prior year was approximately $256,000.

     Interest expense for the three month period ended September 30, 2002 decreased $120,000 compared to the same period last year. This decrease primarily relates to lower interest rates as well as lower debt levels compared to the same period last year.

     The effective tax rate for the three months ended September 30, 2002 was 38.9%, which is consistent with the same period last year.

     Net income, before the cumulative effect of accounting change resulting from the adoption of SFAS No. 142, for the three month period ended September 30, 2002 increased 9.8% to $2,395,000, or $.40 per diluted share, compared to net income of $2,182,000, or $.38 per diluted share, for the same period last year.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that do not have an indefinite life will continue to be amortized over their useful lives.

     As discussed in our 2002 Annual Report, the required adoption of SFAS No. 142 is considered a change in accounting principle and the cumulative effect of adopting this standard resulted in a non-cash after-tax charge in the first quarter of fiscal 2003 of $581,000, or $(0.10) per diluted share. This amount does not affect our on-going operations. The adoption of the new accounting standard will result in a reduction in amortization expense of approximately $1 million.

     Net income, after the cumulative effect of accounting change resulting from the adoption of SFAS No. 142, for the three month period ended September 30, 2002 was $1,814,000, or $.30 per diluted share, compared to net income of $2,182,000, or $.38 per diluted share, for the same period last year.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2002, our operating activities used cash of $13,320,000 compared to $6,898,000 for the same period last year. We attribute this increase in the use of cash to the timing of disbursements related to fall season inventory procurement. Additionally, during fiscal 2002, improved inventory control measures were introduced which reduced our use of cash as compared to the same period in fiscal 2001.

     Capital expenditures totaled $691,000 for the three months ended September 30, 2002, an increase of $542,000 from the same period last year. We attribute this increase to the implementation of a distribution software application during the first quarter of fiscal 2003. We anticipate that our capital expenditures for fiscal 2003 will approximate our capital investments of property and equipment for fiscal 2002. Capital commitments for fiscal 2003 include additional equipment for our distribution facility in Dallas, Texas, as well as additional hardware and software applications. We expect to fund our fiscal 2003 capital commitments through cash flows from operations and drawing on our existing credit facility.

     Generally, our primary sources of liquidity are cash flows from operations and our line of credit. We have an $80,000,000 committed secured revolving credit facility, which can be used for seasonal borrowings and letters of credit. This credit facility is secured by substantially all of our assets along with our subsidiaries' assets and requires us to maintain certain financial covenants which, if not maintained, could adversely impact our liquidity position. Our borrowings under our credit facility were $38,352,000 as of September 30, 2002 and $54,956,000 as of September 30, 2001. As of September 30, 2002, we had approximately $33,816,000 of credit available to us under our credit facility.

     We have never paid a cash dividend on our common stock. We currently intend to retain earnings for the foreseeable future to provide funds for the expansion of our business and the reduction of debt. Our existing credit facility restricts our ability to pay dividends.

     We believe we have adequate financial resources and access to sufficient credit lines to satisfy our future working capital needs.

OFF BALANCE SHEET ARRANGEMENTS

     We do not have transactions, arrangements or relationships with "special purpose" entities, nor do we have any off balance sheet debt.

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as the business and economic environment changes. Actual results may differ from these estimates under different assumptions or conditions. The use of estimates is pervasive throughout the consolidated financial statements, but the accounting policies and estimates considered most critical are as follows:

REVENUES

     We recognize revenue when merchandise is shipped to customers and title to the goods has passed to the customer. We record sales returns and allowances at the time we can reasonably estimate the amounts.

     We perform periodic credit evaluations of our customers' financial conditions and generally do not require collateral. Credit losses have historically been within our expectations.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

INVENTORIES

     Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Cost includes materials, direct and indirect labor and factory overhead. Market, with respect to raw materials, is replacement cost; and for work-in-process and finished goods, it is net realizable value. If circumstances arise in which the market value of items in inventory decline below cost, an inventory markdown would be estimated and charged to expense in the period identified. We closely monitor fashion trend items and anticipate additional inventory markdowns if market indications in fashion trends justify further reserves.

GOODWILL

     We adopted the provisions of SFAS No. 142, effective July 1, 2002. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. The SFAS No. 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to it, to its carrying value. We estimate the fair value of a reporting unit using discounted cash flow analysis. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit's net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment.

     We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors.

DERIVATIVES

         Our risk management policy as it relates to derivative investments is to mitigate, subject to market conditions, against interest rate risk. We do not enter into any derivative investments for the purpose of speculative investment. We reevaluate our overall risk management philosophy as business conditions arise.

SEASONALITY

     Our quarterly sales, net income and use of cash results are fairly consistent throughout the fiscal year, with a seasonal increase during the second quarter.

INFLATION

     Although our operations are affected by general economic trends, we do not believe inflation has had a material effect on our results of operations.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward looking statements that are based on current expectations, estimates and projections about the industry in which we operate, management's beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on our behalf. Words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," or variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to interest rate risk on our long-term debt. We manage our exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition, we have hedged our exposure to changes in interest rates on a portion of our variable debt by entering into an interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. At September 30, 2002, our borrowings under our credit facility totaled $38,352,000, bearing a weighted-average interest rate of 4.46%. On July 1, 2001, we entered into a three year interest rate swap agreement with Wells Fargo Bank, N.A., which expires on June 27, 2004, converting $30,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90-day LIBOR rate. At September 30, 2002, the receive rates related to the interest rate swap were 1.86% and the pay rates related to interest rate swap were 5.60%. Interest differentials paid or received under the swap agreement are reflected as an adjustment to interest expense when paid. The interest rate swap agreement represents a valid cash flow hedge investment under SFAS No. 133. As such, during fiscal 2003 and 2002, changes in the fair value of the interest rate swap were recognized as other comprehensive income with the fair value at September 30, 2002, approximating ($2,184,000). The potential impact of market conditions on the fair value of our indebtedness is not expected to be material. Given that such lines of credit bear interest at floating market interest rates, the fair value of amounts borrowed thereunder approximates carrying value.

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

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act filings.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2002 Annual Meeting of Stockholders on October 16, 2002. The stockholders voted on the following matters at the meeting:

     1. The re-election of J.S.B. Jenkins to our board of directors to serve as a Class III director for a three year term expiring at the 2005 annual meeting of stockholders, or until his successor is elected and qualified. The stockholders re-elected Mr. Jenkins to our board of directors. The following table indicates the number of votes cast for, the number of votes withheld and the number of broker non-votes with respect to the election of Mr. Jenkins.

            For                     Withheld              Broker Non-Votes
            ---                     --------              ----------------
         4,778,580                  692,611                     -0-

         The following directors' terms continued after the 2002 Annual Meeting:

                             Ms. Colombe M. Nicholas
                             Dr. James F. Gaertner
                             Mr. Gene Stallings
                             Mr. Roger R. Hemminghaus
                             Mr. C.A. Rundell, Jr.

     2. To adopt and approve the Tandy Brands Accessories, Inc. 2002 Omnibus Plan. The stockholders approved this proposal. The following table indicates the number of votes cast for, the number of votes cast against, the number of abstentions and the number of broker non-votes with respect to this matter.

       For              Against            Abstain        Broker Non-Votes
       ---              -------            -------        ----------------
    2,144,936          1,340,204           59,481             1,926,569


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     A list of exhibits filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K.

     We filed a Form 8-K on October 17, 2002 to report the issuance of the press release announcing our financial results for the first quarter of fiscal 2003.

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


                                       TANDY BRANDS ACCESSORIES, INC.
                                       (Registrant)




                                       /s/ J.S.B. Jenkins
                                       -----------------------------------------
                                       J.S.B. Jenkins
                                       President and Chief Executive Officer





                                       /s/ Mark J. Flaherty
                                       -----------------------------------------
                                       Mark J. Flaherty
                                       Chief Financial Officer




Date: November 11, 2002

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, J.S.B. Jenkins, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Tandy Brands Accessories, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002                              /s/ J.S.B. Jenkins
                                                      --------------------------
                                                      J.S.B. Jenkins
                                                      Chief Executive Officer

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Mark J. Flaherty, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Tandy Brands Accessories, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date: November 11, 2002                          /s/ Mark J. Flaherty
                                                     --------------------------
                                                       Mark J. Flaherty
                                                       Chief Financial Officer

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                                  EXHIBIT INDEX


                                                                          Incorporated by Reference
                                                                               (if applicable)
                                                      ----------------------------------------------------------------
       Exhibit Number and Description                 Form                Date             File No.            Exhibit
----------------------------------------------        ----                ----             --------            -------
(3)   Articles of Incorporation and By-laws

      3.1 Certificate of Incorporation
          of Tandy Brands Accessories, Inc.            S-1               11/02/90           33-37588              3.1

      3.2 By-laws of Tandy Brands
          Accessories, Inc.                            S-1               11/02/90           33-37588              3.2

      3.3 Amendment No. 1 to By-laws of
          Tandy Brands Accessories, Inc.               10-Q               5/10/02            0-18927              3.3

(4)   Instruments defining the rights of
      security holders, including indentures

      4.1 Certificate of Designations,
          Powers, Preferences, and Rights of
          Series A Junior Participating
          Cumulative Preferred Stock of Tandy
          Brands Accessories, Inc.                     S-1               11/02/90           33-37588              4.1

      4.2 Form of Common Stock Certificate
          of Tandy Brands Accessories, Inc.            S-1               11/02/90           33-37588              4.2

      4.3 Form of Preferred Share Purchase
          Rights Certificate of Tandy Brands
          Accessories, Inc.                            S-1               11/02/90           33-37588              4.3

      4.4 Form of Rights Certificate of
          Tandy Brands Accessories, Inc.               8-K               11/02/99             0-18927             4.5

      4.5 Amended and Restated
          Rights Agreement dated October 19,
          1999, between Tandy Brands
          Accessories, Inc. and Bank Boston,
          N.A.                                         8-K               11/02/99             0-18927             4.6

      4.6 Amendment to Rights Agreement dated
          October 19, 1999, between Tandy
          Brands Accessories, Inc. and Fleet
          National Bank (f.k.a. Bank Boston,
          N.A.)                                        10-Q              05/10/02            0-18927              4.7

(10)  Material Contracts

     10.1 Tandy Brands
          Accessories, Inc. 1991
          Stock Option Plan*                           S-1               11/02/90           33-37588             10.8

     10.2 Form of Stock Option
          Agreement - 1991 Stock
          Option Plan*                                 S-1               11/02/90           33-37588             10.9

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                                  EXHIBIT INDEX


                                                                          Incorporated by Reference
                                                                               (if applicable)
                                                      ----------------------------------------------------------------
       Exhibit Number and Description                 Form                Date             File No.            Exhibit
----------------------------------------------        ----                ----             --------            -------
     10.3 Tandy Brands Accessories,
          Inc. Benefit Restoration
          Plan and related Trust
          Agreement and
          Amendments No. 1 and 2
          thereto*                                     10-K              09/25/97            0-18927             10.14

     10.4 Form of Indemnification
          Agreement between
          Tandy Brands
          Accessories, Inc. and
          each of its Directors and
          Officers                                     S-1               11/02/90           33-37588             10.15

     10.5 Office Lease Agreement
          dated March 6, 1991,
          between John Hancock
          Mutual Life Insurance
          Co. and Tandy Brands
          Accessories, Inc. relating
          to the corporate offices                     S-1               11/02/90           33-37588             10.16

     10.6 Tandy Brands
          Accessories, Inc. Non-
          Qualified Formula Stock
          Option Plan for Non-
          Employee Directors*                          S-8               02/10/94           33-75114             28.1

     10.7 Tandy Brands
          Accessories, Inc. 1993
          Employee Stock Option
          Plan and form of Stock
          Option Agreement
          thereunder*                                  S-8               02/10/94           33-75114             28.2

     10.8 Tandy Brands
          Accessories, Inc. Non-
          Qualified Stock Option
          Plan for Non-Employee
          Directors*                                   S-8               02/10/94           33-75114             28.3

     10.9 Tandy Brands
          Accessories, Inc. 1995
          Stock Deferral Plan for
          Non-Employee Directors*                      S-8               06/03/96           33-08579             99.1

    10.10 Tandy Brands
          Accessories, Inc. 1997
          Employee Stock Option
          Plan*                                        S-8               12/12/97           33-42211             99.2

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                                  EXHIBIT INDEX


                                                                          Incorporated by Reference
                                                                               (if applicable)
                                                      ----------------------------------------------------------------
       Exhibit Number and Description                 Form                Date             File No.            Exhibit
----------------------------------------------        ----                ----             --------            -------
    10.11 Tandy Brands Accessories,
          Inc. Employees Investment
          Plan as Amended and
          Restated Effective June 1,
          2000*                                        10-K              09/26/00            0-18927             10.39

    10.12 Credit Agreement Among
          Tandy Brands Accessories,
          Inc. as the Borrower, Wells
          Fargo HSBC Trade Bank,
          N.A. as Administrative Agent and as
          Lender, and certain Financial
          Institutions, as Lenders and Wells
          Fargo Bank, N.A. as Arranger as of
          June 27, 2001                                10-K              09/25/01            0-18927             10.42

    10.13 ISDA Master Agreement
          between Tandy Brands
          Accessories, Inc. and
          Wells Fargo Bank, N.A. ,
          dated as of June 27, 2001                    10-K              09/25/01            0-18927             10.42

    10.14 Tandy Brands
          Accessories, Inc. Stock Purchase
          Program*                                     S-8               02/12/02           33-55436             99.5

    10.15 Limited Consent and
          Waiver dated November 5, 2001
          between Tandy Brands Accessories,
          Inc. and Wells Fargo HSBC Trade
          Bank, N.A. as Administrative Agent
          under the Agreement                          10-Q              11/13/01            0-18927             10.43

    10.16 Amendment No. 2 to
          the Tandy Brands
          Accessories, Inc. 1997
          Employee Stock Option Plan *                 10-Q               5/10/02            0-18927             10.44

    10.17 Amendment No. 4 to the Tandy Brands
          Accessories, Inc. Nonqualified
          Formula Stock Option Plan For
          Non-Employee  Directors *                    10-Q               5/10/02            0-18927             10.44

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                                  EXHIBIT INDEX


                                                                          Incorporated by Reference
                                                                               (if applicable)
                                                      ----------------------------------------------------------------
       Exhibit Number and Description                 Form                Date             File No.            Exhibit
----------------------------------------------        ----                ----             --------            -------
   10.19  Nonqualified Stock Option
          Agreement for Non-Employee
          Directors, dated October 16, 2001,
          by and between Tandy Brands
          Accessories, Inc. and Marvin J.
          Girouard*                                    S-8                5/15/02            33-88276            10.3

    10.20 Nonqualified Stock Option Agreement
          for Non-Employee Directors, dated
          October 16, 2001, by and between
          Tandy Brands Accessories, Inc. and
          Gene Stallings*                              S-8                5/15/02            33-88276            10.4

    10.21 Nonqualified Stock Option Agreement
          for Non-Employee Directors, dated
          October 16, 2001, by and between
          Tandy Brands Accessories, Inc. and
          Roger R. Hemminghaus*                        S-8                5/15/02            33-88276            10.5

    10.22 Nonqualified Stock Option Agreement
          for Non-Employee Directors, dated
          October 16, 2001, by and between
          Tandy Brands Accessories, Inc. and
          Colombe M. Nicholas*                         S-8                5/15/02            33-88276            10.6

    10.23 First Amendment to Credit Agreement
          between Tandy Brands Accessories,
          Inc. and Wells Fargo HSBC Trade
          Bank, NA, dated June 28, 2002                10-K               9/27/02             0-18927            10.23

    10.24 Tandy Brands Accessories, Inc.
          2002 Omnibus Plan***                         N/A                 N/A                 N/A                N/A


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

*   Management contract or compensatory plan

**  Filed herewith