Form 10-Q
period 2002-12-31
TANDY BRANDS ACCESSORIES INC
filed 2003-02-12
CIK 869487

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

                              --------------------

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

                                X
                        Yes  _______        No  _______

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                   X
                        Yes  _______        No  _______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                    Number of shares outstanding
                 Class                                  at February 11, 2003
    COMMON STOCK, $1.00 PAR VALUE                             5,926,198



================================================================================

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 2002


                                TABLE OF CONTENTS

================================================================================

PART I -- FINANCIAL INFORMATION



Item                                                                              Page No.
1.            Financial Statements                                                3 - 12

2.            Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                           13 - 17

3.            Quantitative and Qualitative Disclosures About Market Risk          18

4.            Controls and Procedures                                             18

PART II -- OTHER INFORMATION

Item

4.            Submission of Matters to a Vote of Security Holders                 19

6.            Exhibits and Reports on Form 8-K                                    19

SIGNATURES                                                                        20

CERTIFICATIONS                                                                    21-22

EXHIBIT INDEX                                                                     23-26

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


                                                                     Three Months                   Six Months
                                                                        Ended                          Ended
                                                                     December 31                    December 31
                                                                ----------------------        -----------------------
                                                                  2002          2001             2002          2001
                                                                --------      --------        ---------       -------
Net sales                                                      $  66,222     $  60,607       $  126,250     $ 114,713
Cost of goods sold                                                42,993        39,391           82,236        74,464
                                                                --------      --------        ---------       -------
  Gross margin                                                    23,229        21,216           44,014        40,249

Selling, general and administrative expenses                      15,512        13,803           30,638        27,113
Depreciation and amortization                                      1,078         1,335            2,158         2,722
                                                                --------      --------        ---------       -------
  Total operating expenses                                        16,590        15,138           32,796        29,835
                                                                --------      --------        ---------       -------

Operating income                                                   6,639         6,078           11,218        10,414

Interest expense                                                    (749)         (857)          (1,407)       (1,635)
Royalty and other income                                              45             3               46            12
                                                                --------      --------        ---------       -------
Income before provision for income taxes and cumulative
 effect of accounting change                                       5,935         5,224            9,857         8,791
Provision for income taxes                                         2,308         2,033            3,835         3,418
                                                                --------      --------        ---------       -------
  Net income before cumulative effect of accounting change         3,627         3,191            6,022         5,373
Cumulative effect of accounting change for
 SFAS No. 142, net of income taxes of $369,000                         -             -             (581)            -
                                                                --------      --------        ---------       -------
  Net income                                                   $   3,627     $   3,191       $    5,441      $  5,373
                                                                ========      ========        =========       =======
Earnings per common share
  Before cumulative effect of accounting change                $    0.61     $    0.55       $     1.02       $  0.94
  Cumulative effect of accounting change                               -             -            (0.10)            -
                                                                --------      --------        ---------       -------
                                                               $    0.61     $    0.55       $     0.92       $  0.94
                                                                ========      ========        =========       =======
Earnings per common share - assuming dilution
Before cumulative effect of accounting change                  $    0.60     $    0.55       $     1.01       $  0.93
Cumulative effect of accounting change                                 -             -            (0.10)            -
                                                                --------      --------        ---------       -------
                                                               $    0.60     $    0.55       $     0.91       $  0.93
                                                                ========      ========        =========       =======
Common shares outstanding                                          5,929         5,763            5,908         5,740
                                                                ========      ========        =========       =======
Common shares outstanding - assuming dilution                      6,019         5,794            5,995         5,760
                                                                ========      ========        =========       =======
Cash dividends per common share                                    None          None             None          None


   The accompanying notes are an integral part of these financial statements.

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
                              FILE NUMBER 0 -18927
                                  FORM 10 - Q
================================================================================
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                December 31,         June 30,
                                                                                   2002                2002
                                                                                ------------       ------------
                                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $    2,428         $      6,506
  Accounts receivable, net                                                          44,161               33,699
  Inventories:
    Raw materials and work in process                                                5,251                4,957
    Finished goods                                                                  50,984               47,861
  Other current assets                                                               5,058                4,806
                                                                                 ---------          -----------
    Total current assets                                                           107,882               97,829
                                                                                 ---------          -----------
Property and equipment, at cost                                                     30,550               29,441
Accumulated depreciation                                                           (15,777)             (14,373)
                                                                                 ---------          -----------
    Net property and equipment                                                      14,773               15,068
                                                                                 ---------          -----------
Other assets:
  Goodwill                                                                          11,480               12,467
  Intangible assets, less amortization                                               5,139                5,403
  Other assets                                                                       2,397                2,670
                                                                                 ---------          -----------
    Total other assets                                                              19,016               20,540
                                                                                 ---------          -----------
                                                                                $  141,671         $    133,437
                                                                                 =========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $    9,409         $     12,755
  Accrued expenses                                                                   8,830                6,857
                                                                                 ---------          -----------
    Total current liabilities                                                       18,239               19,612
                                                                                 ---------          -----------
Other liabilities:
  Notes payable                                                                     33,376               30,000
  Other noncurrent liabilities                                                       3,541                3,161
                                                                                 ---------          -----------
    Total other liabilities                                                         36,917               33,161
                                                                                 ---------          -----------
Stockholders' equity:
  Preferred stock, $1 par value, 1,000,000 shares authorized, none issued                -                    -
  Common stock, $1 par value, 10,000,000 shares authorized,
    5,926,198 shares and 5,899,173 shares issued and outstanding
    as of December 31, 2002 and June 30, 2002, respectively                          5,926                5,899
  Additional paid-in capital                                                        23,020               22,690
  Cumulative other comprehensive income                                             (2,165)              (1,706)
  Retained earnings                                                                 59,734               54,293
  Treasury stock, at cost                                                                0                 (512)
                                                                                 ---------          -----------
    Total stockholders' equity                                                      86,515               80,664
                                                                                 ---------          -----------
                                                                                $  141,671         $    133,437
                                                                                 =========          ===========


   The accompanying notes are an integral part of these financial statements.

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


                                                                                            SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                          ----------------------
                                                                                            2002          2001
                                                                                          --------      --------
Cash flows from operating activities:
  Net income                                                                             $   5,441      $  5,373
  Adjustments to reconcile net income to net cash provided by (used for)
  operating activities:
    Depreciation                                                                             1,983         2,008
    Amortization                                                                               264           767
    Cumulative effect of accounting change, net                                                581             -
    Other                                                                                     (387)         (322)
  Change in assets and liabilities:
    Accounts receivable                                                                    (10,462)       (5,053)
    Inventories                                                                             (3,417)        3,544
    Other assets                                                                               140          (684)
    Accounts payable                                                                        (3,346)       (2,668)
    Accrued expenses                                                                         1,988         3,320
                                                                                          --------      --------
  Net cash provided by (used for) operating activities                                      (7,215)        6,285
                                                                                          --------      --------
Cash flows from investing activities:
  Purchases of property and equipment                                                       (1,109)         (553)
                                                                                          --------      --------
  Net cash used for investing activities                                                    (1,109)         (553)
                                                                                          --------      --------
Cash flows from financing activities:
  Exercise of employee stock options                                                            95             -
  Sale of stock to stock purchase program                                                      775           621
  Proceeds from borrowings                                                                  43,125        43,908
  Payments under borrowings                                                                (39,749)      (49,186)
                                                                                          --------      --------
  Net cash provided by (used for) financing activities                                       4,246        (4,657)
                                                                                          --------      --------
Net increase (decrease) in cash and cash equivalents                                        (4,078)        1,075
Cash and cash equivalents at beginning of period                                             6,506            79
                                                                                          --------      --------
Cash and cash equivalents at end of period                                               $   2,428     $   1,154
                                                                                          ========      ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                             $   1,012     $   1,428
    Income taxes                                                                             2,548         1,811

Noncash activities:
  None.


   The accompanying notes are an integral part of these financial statements.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - ACCOUNTING PRINCIPLES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2002 Annual Report.

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

     On December 31, 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of APB Opinion No. 25. SFAS No. 148 is effective for the first interim period beginning after December 15, 2002. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or statements of income, stockholders' equity and cash flows.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3 - COMPREHENSIVE INCOME

     The following table illustrates the components of comprehensive income, net of related tax, for the three and six months ended December 31, 2002 and 2001 (in thousands).


                                                              THREE MONTHS                  SIX MONTHS
                                                                  ENDED                       ENDED
                                                              DECEMBER 31,                  DECEMBER 31,
                                                        ----------------------         ---------------------
                                                           2002           2001           2002           2001
                                                        ------          ------         ------         ------
Net income                                             $ 3,627         $ 3,191        $ 5,441        $ 5,373
Foreign currency translation adjustments                    34            (246)          (235)          (307)
Fair Value of interest rate swap                            74              89           (224)          (926)
                                                        ------          ------         ------         ------
    Comprehensive income                               $ 3,735         $ 3,034        $ 4,982        $ 4,140
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


                                                               THREE MONTHS                      SIX MONTHS
                                                                  ENDED                             ENDED
                                                               DECEMBER 31,                      DECEMBER 31,
                                                          -----------------------           --------------------
                                                           2002            2001              2002          2001
                                                          -------          ------           -------        -----
Numerator for basic and diluted earnings per
 share:
 Net income before cumulative effect of
  accounting change                                      $  3,627         $ 3,191          $  6,022      $ 5,373
 Cumulative effect of accounting change for
  SFAS No. 142, net of income taxes                             -               -              (581)           -
                                                          =======          ======           =======        =====
 Net income                                              $  3,627         $ 3,191          $  5,441      $ 5,373
                                                          =======          ======           =======        =====

Denominator:
  Weighted average shares outstanding                       5,913           5,750             5,892        5,727
  Contingently issuable shares                                 16              13                16           13
                                                          -------          ------           -------        -----
 Denominator for basic earnings per
  share - weighted average shares                           5,929           5,763             5,908        5,740

Effect of dilutive securities:
  Employee stock options                                       66              29                73           18
  Director stock options                                       24               2                14            2
                                                          -------          ------           -------        -----
  Dilutive potential common shares                             90              31                87           20

Denominator for diluted earnings per
  share - adjusted weighted - average
  shares                                                    6,019           5,794             5,995        5,760
                                                          =======          ======           =======        =====

Earnings per common share
 Before cumulative effect of accounting change           $   0.61         $  0.55          $   1.02       $ 0.94
 Cumulative effect of accounting change                         -               -             (0.10)           -
                                                          -------          ------           -------        -----
                                                         $   0.61         $  0.55          $   0.92       $ 0.94
                                                          =======          ======           =======        =====
Earnings per common share - assuming dilution
 Before cumulative effect of accounting change           $   0.60         $  0.55          $   1.00       $ 0.93
 Cumulative effect of accounting change                         -               -             (0.10)           -
                                                          -------          ------           -------        -----
                                                         $   0.60         $  0.55          $   0.91       $ 0.93
                                                          =======          ======           =======        =====

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

     The following table sets forth information regarding operations and assets by reportable segment (in thousands).


                                                       Three Months Ended      Six Months Ended
                                                           December 31,           December 31,
                                                      --------------------   --------------------
                                                        2002        2001       2002        2001
                                                     --------     --------   --------    --------
Revenue from external customers:
  Men's accessories                                  $ 30,605     $ 30,143   $ 60,848    $ 57,285
  Women's accessories                                  35,617       30,464     65,402      57,428
                                                     --------     --------   --------    --------
                                                     $ 66,222     $ 60,607   $126,250    $114,713
                                                     ========     ========   ========    ========

Operating income(1):
  Men's accessories                                     3,131        3,329      5,606       5,595
  Women's accessories                                   3,508        2,749      5,612       4,819
                                                     --------     --------   --------    --------
                                                     $  6,639     $  6,078   $ 11,218    $ 10,414
                                                     ========     ========   ========    ========

Interest expense                                         (749)        (857)    (1,407)     (1,635)
Other income(2)                                            45            3         46          12
                                                     --------     --------   --------    --------


Income before income taxes and cumulative
  effect of accounting change                        $  5,935     $  5,224   $  9,857    $  8,791
                                                     ========     ========   ========    ========

Depreciation and amortization expense:
  Men's accessories                                  $    586     $    822   $  1,186    $  1,667
  Women's accessories                                     492          513        972       1,055
                                                     --------     --------   --------    --------
                                                     $  1,078     $  1,335   $  2,158    $  2,722
                                                     ========     ========   ========    ========

Capital expenditures:
  Men's accessories                                  $     47     $     --   $    203    $     --
  Women's accessories                                      33          310        145         451
  Corporate                                               338           94        761         102
                                                     --------     --------   --------    --------
                                                     $    418     $    404   $  1,109    $    553
                                                     ========     ========   ========    ========


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

     The transitional impairment charge resulted from application of the new impairment methodology introduced by SFAS No. 142. Previous accounting rules incorporated a comparison of carrying value to undiscounted cash flows, whereas new rules require a comparison of carrying value to fair value, which is lower. Under previous requirements, no goodwill impairment would have been recorded on July 1, 2002.

     Pursuant to SFAS No. 142, goodwill and indefinite-lived intangible assets must be tested for impairment annually at the same time every year, and in between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In conjunction with the adoption of SFAS No. 142, we reassessed the useful lives and the classification of our finite-lived acquired intangible assets and determined that no revisions were necessary. The following table illustrates the gross carrying amount and accumulated amortization of our acquired intangible assets as of December 31, 2002 and June 30, 2002 (in thousands).


                                                      DECEMBER 31,    JUNE 30,
                                                         2002           2002
                                                      ------------    --------
Amortized intangible assets
   (various, principally tradenames):

   Gross carrying amount                              $   8,774      $  8,774
                                                       ========       =======
   Accumulated amortization                           $  (3,635)     $ (3,371)
                                                       ========       =======
   Net amortized intangible assets                    $   5,139      $  5,403
                                                       ========       =======

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

     Amortization expense for acquired finite-lived intangible assets during the six months ended December 31, 2002 was $264,000. The following table illustrates our estimated amortization expense for the remainder of fiscal 2003 through June 30, 2007.


Estimated amortization expense :
Fiscal year ending 6/30/03                 $      242,000
Fiscal year ending 6/30/04                        394,000
Fiscal year ending 6/30/05                        361,000
Fiscal year ending 6/30/06                        361,000
Fiscal year ending 6/30/07                        361,000


     The following table reconciles net income, earnings per common share and earnings per share, assuming dilution, adjusted to exclude amortization expense recognized in such periods related to goodwill (in thousands except per share amounts).


                                                                 THREE MONTHS                    SIX MONTHS
                                                                    ENDED                           ENDED
                                                                 DECEMBER 31,                    DECEMBER 31,
                                                            -------------------------        ---------------------
                                                             2002               2001          2002           2001
                                                            ------             ------        -------        ------
Reported net income before cumulative effect
  of accounting change                                     $ 3,627            $ 3,191       $  6,022       $ 5,373
Add back after-tax amounts:
  Goodwill amortization                                          -                157              -           313
                                                           -------            -------       --------       -------
Adjusted net income before cumulative effect
  of accounting change                                     $ 3,627            $ 3,348       $  6,022       $ 5,686
                                                           =======            =======       ========       =======

Earnings per common share before accounting
  change:
Reported net income                                        $  0.61            $  0.55       $   1.02       $  0.94
  Goodwill amortization                                          -               0.03              -          0.05
                                                           -------            -------       --------       -------
Adjusted basic earnings per common share
  before accounting change                                 $  0.61            $  0.58       $   1.02       $  0.99
                                                           =======            =======       ========       =======

Earnings per share - assuming dilution before
  accounting change:
Reported net income                                        $  0.60            $  0.55       $   1.01       $  0.93
  Goodwill amortization                                          -               0.03              -          0.05
                                                           -------            -------       --------       -------
Adjusted earnings per share - assuming dilution
  before accounting change                                 $  0.60            $  0.58       $   1.01       $  0.98
                                                           =======            =======       ========       =======

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

     The following table illustrates the changes in the carrying amount of goodwill by reportable segment for the six months ended December 31, 2002.


                                    JUNE 30,     IMPAIRMENT                   DECEMBER 31,
                                      2002         LOSSES         OTHER (1)       2002
                                    --------     ----------       ---------   ------------
Men's accessories                  $   9,733       $    -         $  (37)      $  9,696

Women's accessories                    2,734         (950)             -          1,784
                                    --------        -----          -----        -------
      Total                        $  12,467       $ (950)        $  (37)      $ 11,480
                                    ========        =====          =====        =======


         (1) Difference due to foreign currency translation adjustments.

NOTE 7 - SUBSEQUENT EVENT (EMPLOYEE BENEFIT PLAN)

         On January 1, 2003, the Company adopted the Tandy Brands Accessories, Inc. Supplemental Executive Retirement Plan (the "SERP") for certain of its corporate officers. The SERP provides that upon retirement, a participant will receive annual benefits (or a discounted lump-sum at the time of retirement in lieu of annual benefits) which, when added to Social Security retirement benefits, generally equal the participant's target percentage of 60% of the average of the highest annual salary and bonus for any three years. If the participant retires before the age of 65, the benefit is reduced by 5% for each year the participant age is less than 65.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001

NET SALES AND GROSS MARGINS

     The following table illustrates sales and gross margin data from our reportable segments for the three and six months ended December 31, 2002 compared to the same period last year.


                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        DECEMBER 31,                     DECEMBER 31,
                                                  ------------------------         -----------------------
                                                   2002             2001             2002           2001
                                                  --------        --------         --------       --------
Net sales:
   Men's accessories                             $  30,605       $  30,143        $  60,848      $  57,285
   Women's accessories                              35,617          30,464           65,402         57,428
                                                  --------        --------         --------       --------
Total net sales                                  $  66,222       $  60,607        $ 126,250      $ 114,713
                                                  ========        ========         ========       ========

Gross margin:
   Men's accessories                             $  11,883       $  11,555        $  22,962      $  21,703
   Women's accessories                              11,346           9,661           21,052         18,546
                                                  --------        --------         --------       --------
Total gross margin                               $  23,229       $  21,216        $  44,014      $  40,249
                                                  ========        ========         ========       ========
Gross margin as a percentage of sales:

   Men's accessories                                  38.8%           38.3%            37.7%          37.9%

   Women's accessories                                31.9%           31.7%            32.2%          32.3%

Total                                                 35.1%           35.0%            34.9%          35.1%

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

     For the three-month period ended December 31, 2002, net sales increased 9.3% to $66,222,000 compared to net sales of $60,607,000 for the same period last year. Net sales of men's accessories increased 1.5% for the three month period ended December 31, 2002 compared to the same period last year. We attribute the increase in net sales of men's accessories to increased mass merchant store orders and, despite a difficult retail environment, increased sales of men's small leather goods at the department store level. Net sales of women's accessories increased 16.9% for the three month period ended December 31, 2002 compared to the same period last year. We attribute the increase in net sales of women's accessories, to higher sales of our Rolfs(R) handbags, licensed small leather goods and belts such as LEVI'S(R) and DOCKERS(R) as well as increased sales of women's mass merchant accessories sales. For the six month period ended December 31, 2002, net sales increased 10.1%,to $126,250,000 compared to net sales of $114,713,000 for the same period last year. The sales increases were attributable to higher men's mass merchant accessories sales as well as women's accessories sales increases.

     Gross margins increased by $2,013,000 for the three month period ended December 31, 2002, or 9.5% compared to the same period last year. As a percentage of sales, gross margins increased 0.1% for the three month period ended December 31, 2002 compared to the same period last year. The overall increase was due to slightly higher margin sales of men's and women's small leather goods sales as compared to the same period last year which offset the gross margins from sales increases related to our mass merchant customers. For the six-month period ended December 31, 2002, the gross margin percentage decreased .2% compared to the same period last year. The overall decrease was due to a greater sales mix weighted towards mass merchant accessories during the first quarter of fiscal 2003 and direct sales shipments of women's accessories to Payless Shoes.

OPERATING EXPENSES

     Selling, general and administrative expenses as a percentage of net sales for the three months ended December 31, 2002 increased 0.6% compared to the same period last year. The increase resulted from higher salary expenses as well as increased distribution labor due to the West Coast dock strike which totaled $383,000. For the six-month period ended December 31, 2002, selling, general and administrative expenses as a percentage of net sales increased .7% compared to the same period of the prior year. The increase resulted from higher salary expense due to nonrecurring costs associated with the implementation of distribution software in our Dallas, Texas distribution center totaling $290,000, higher compensation expense totaling $164,000 as well as severance costs totaling $430,000.

     Depreciation and amortization expenses as a percentage of net sales for the three and six months ended December 31, 2002 decreased 0.6% and 0.7%, for the same periods of the prior year, respectively. We attribute this decrease primarily to the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets," in which goodwill is no longer amortized (see note 6 to the condensed consolidated financial statements). Goodwill amortization expense for the same three and six month period in the prior year was approximately $255,000 and $510,000, respectively.

     Interest expense for the three and six month periods ended December 31, 2002 decreased $108,000 and $228,000, respectively, compared to the same period last year. This decrease primarily relates to lower interest rates as well as lower debt levels compared to the same period last year.

     The effective tax rate for the three and six months ended December 31, 2002 was 38.9%, which is consistent with the same period last year.

     Net income for the three month period ended December 31, 2002 increased 13.7% to $3,627,000, or $.60 per diluted share, compared to net income of $3,191,000, or $.55 per diluted share for the same period in the prior year. Net income, before the cumulative effect of accounting change resulting from the adoption of SFAS No. 142, for the six month period ended December 31, 2002 increased 12.1% to $6,022,000, or $1.01 per diluted share, compared to net income of $5,373,000, or $.93 per diluted share, for the same period last year.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that do not have an indefinite life will continue to be amortized over their useful lives.

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

     As discussed in our 2002 Annual Report, the required adoption of SFAS No. 142 is considered a change in accounting principle and the cumulative effect of adopting this standard resulted in a non-cash after-tax charge in the first quarter of fiscal 2003 of $581,000, or $(0.10) per diluted share. This amount does not affect our on-going operations. The adoption of the new accounting standard will result in an annual reduction in amortization expense of approximately $1 million.

     Net income, after the cumulative effect of accounting change resulting from the adoption of SFAS No. 142, for the six month period ended December 31, 2002 was $5,441,000, or $.91 per diluted share, compared to net income of $5,373,000, or $.93 per diluted share, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended December 31, 2002, our operating activities used cash of $7,215,000, compared to providing cash of $6,285,000 for the same period last year. The cash provided from operations during fiscal 2002 was the result of an introduction of improved inventory control measures. The usage of cash during the six months ended December 31, 2002 was attributable to the timing of disbursements related to fall season inventory procurement which closely approximates the current seasonality of our business.

     Capital expenditures totaled $1,109,000 for the six months ended December 31, 2002, an increase of $556,000 from the same period last year. We attribute this increase to the implementation of a distribution software application during the first and second quarter of fiscal 2003. We anticipate that our capital expenditures for fiscal 2003 will approximate our capital investments of property and equipment for fiscal 2002. Capital commitments for fiscal 2003 include additional equipment for our distribution facility in Dallas, Texas, as well as additional hardware and software applications. We expect to fund our fiscal 2003 capital commitments through cash flows from operations and drawing on our existing credit facility.

     Generally, our primary sources of liquidity are cash flows from operations and our line of credit. We have an $80,000,000 committed secured revolving credit facility, which can be used for seasonal borrowings and letters of credit. This credit facility is secured by substantially all of our assets along with our subsidiaries' assets and requires us to maintain certain financial covenants which, if not maintained, could adversely impact our liquidity position. Our borrowings under our credit facility were $33,376,000 as of December 31, 2002 and $42,122,000 as of December 31, 2001. As of December 31, 2002, we had approximately $35,777,000 of credit available to us under our credit facility.

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

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

                 TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to interest rate risk on our long-term debt. We manage our exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition, we have hedged our exposure to changes in interest rates on a portion of our variable debt by entering into an interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. At December 31, 2002, our borrowings under our credit facility totaled $33,376,000, bearing a weighted-average interest rate of 4.44%. On July 1, 2001, we entered into a three year interest rate swap agreement with Wells Fargo Bank, N.A., which expires on June 27, 2004, converting $30,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90-day LIBOR rate. At December 31, 2002, the receive rates related to the interest rate swap were 1.81% and the pay rates related to interest rate swap were 5.60%. Interest differentials paid or received under the swap agreement are reflected as an adjustment to interest expense when paid. The interest rate swap agreement represents a valid cash flow hedge investment under SFAS No. 133. As such, during fiscal 2003 and 2002, changes in the fair value of the interest rate swap were recognized as other comprehensive income with the fair value at December 31, 2002, approximating ($2,065,000). The potential impact of market conditions on the fair value of our indebtedness is not expected to be material. Given that such lines of credit bear interest at floating market interest rates, the fair value of amounts borrowed thereunder approximates carrying value.

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

     We filed a Form 8-K on January 22, 2003 to report the issuance of the press release announcing our financial results for the second quarter of fiscal 2003.

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


                                     TANDY BRANDS ACCESSORIES, INC.
                                     (Registrant)




                                     /s/ J.S.B. Jenkins
                                     --------------------------------------
                                     J.S.B. Jenkins
                                     President and Chief Executive Officer





                                     /s/ Mark J. Flaherty
                                     --------------------------------------
                                     Mark J. Flaherty
                                     Chief Financial Officer




Date: February 12, 2003

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: February 12, 2003                   /s/ J.S.B. Jenkins
                                          --------------------------------------
                                          J.S.B. Jenkins
                                          Chief Executive Officer

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  February 12, 2003                /s/ Mark J. Flaherty
                                        ----------------------------------------
                                        Mark J. Flaherty
                                        Chief Financial Officer

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

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                                  EXHIBIT INDEX


                                                                 Incorporated by Reference
                                                                      (if applicable)
                                                   --------------------------------------------------
          Exhibit Number and Description            Form        Date          File No.        Exhibit
          ------------------------------            ----        ----          --------        -------
10.3      Tandy Brands Accessories,
          Inc. Benefit Restoration
          Plan and related Trust
          Agreement and Amendments
          No. 1 and 2 thereto*                      10-K        09/25/97       0-18927         10.14

10.4      Form of Indemnification
          Agreement between
          Tandy Brands Accessories,
          Inc. and each of its Directors
          and Officers                              S-1         11/02/90       33-37588        10.15

10.5      Office Lease Agreement
          dated March 6, 1991,
          between John Hancock
          Mutual Life Insurance
          Co. and Tandy Brands
          Accessories, Inc. relating
          to the corporate offices                  S-1         11/02/90       33-37588        10.16

10.6      Tandy Brands Accessories,
          Inc. Non-Qualified Formula
          Stock Option Plan for Non-
          Employee Directors*                       S-8         02/10/94       33-75114        28.1

10.7      Tandy Brands Accessories,
          Inc. 1993 Employee Stock
          Option Plan and form of Stock
          Option Agreement thereunder*              S-8         02/10/94       33-75114        28.2

10.8      Tandy Brands Accessories,
          Inc. Non-Qualified Stock
          Option Plan for Non-Employee
          Directors*                                S-8         02/10/94       33-75114        28.3

10.9      Tandy Brands Accessories,
          Inc. 1995 Stock Deferral Plan
          for Non-Employee Directors*               S-8         06/03/96       33-08579        99.1

10.10     Tandy Brands Accessories,
          Inc. 1997 Employee Stock
          Option Plan*                              S-8         12/12/97       33-42211        99.2

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                                  EXHIBIT INDEX


                                                                        Incorporated by Reference
                                                                              (if applicable)
                                                      -------------------------------------------------------------------
           Exhibit Number and Description              Form             Date                File No.             Exhibit
           ------------------------------              ----             ----                --------             -------
10.11           Tandy Brands Accessories,
                Inc. Employees Investment
                Plan as Amended and
                Restated Effective June 1,
                2000*                                  10-K             09/26/00            0-18927             10.39

10.12           Credit Agreement Among
                Tandy Brands Accessories,
                Inc. as the Borrower, Wells
                Fargo HSBC Trade Bank,
                N.A. as Administrative Agent and as
                Lender, and certain Financial
                Institutions, as Lenders and Wells
                Fargo Bank, N.A. as Arranger as of
                June 27, 2001                          10-K             09/25/01            0-18927             10.42

10.13           ISDA Master Agreement
                between Tandy Brands
                Accessories, Inc. and
                Wells Fargo Bank, N.A.,
                dated as of June 27, 2001              10-K             09/25/01            0-18927             10.42

10.14           Tandy Brands
                Accessories, Inc. Stock Purchase
                Program*                               S-8              02/12/02            33-55436            99.5

10.15           Limited Consent and
                Waiver dated November 5, 2001
                between Tandy Brands Accessories,
                Inc. and Wells Fargo HSBC Trade
                Bank, N.A. as Administrative Agent
                under the Agreement                    10-Q             11/13/01            0-18927             10.43

10.16           Amendment No. 2 to
                the Tandy Brands
                Accessories, Inc. 1997
                Employee Stock Option Plan *
                                                       10-Q             5/10/02             0-18927             10.44
10.17           Amendment No. 4 to the Tandy
                Brands Accessories, Inc.
                Nonqualified Formula Stock Option
                Plan For Non-Employee Directors *
                                                       10-Q             5/10/02             0-18927             10.44

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

                TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

================================================================================

                                  EXHIBIT INDEX


                                                                        Incorporated by Reference
                                                                              (if applicable)
                                                      -------------------------------------------------------------------
           Exhibit Number and Description              Form             Date                File No.             Exhibit
           ------------------------------              ----             ----                --------             -------
         10.19  Nonqualified Stock Option
                Agreement for Non-Employee
                Directors, dated October 16, 2001, by
                and between Tandy Brands
                Accessories, Inc. and Marvin J.
                Girouard*                              S-8              5/15/02             33-88276            10.3

         10.20  Nonqualified Stock Option
                Agreement for Non-Employee
                Directors, dated October 16, 2001, by
                and between Tandy Brands
                Accessories, Inc. and Gene Stallings*  S-8              5/15/02             33-88276            10.4

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

         10.22  Nonqualified Stock Option
                Agreement for Non-Employee
                Directors, dated October 16, 2001, by
                and between Tandy Brands
                Accessories, Inc. and Colombe M.
                Nicholas*                              S-8              5/15/02             33-88276            10.6

         10.23  First Amendment to Credit
                Agreement between Tandy Brands
                Accessories, Inc. and Wells Fargo
                HSBC Trade Bank, NA, dated June
                28, 2002                               10-K             9/27/02             0-18927             10.23

         10.24  Tandy Brands Accessories, Inc.
                2002 Omnibus Plan*                     10-Q             11/12/02            0-18927             10.24

         10.25  Tandy Brands Accessories, Inc.
                Supplemental Executive Retirement
                Plan* **                               N/A              N/A                 N/A                 N/A

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