Form 10-Q
period 2003-03-31
TANDY BRANDS ACCESSORIES INC
filed 2003-05-12
CIK 869487

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

Commission File Number 0-18927

TANDY BRANDS ACCESSORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2349915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

690 East Lamar Boulevard, Suite 200, Arlington, TX 76011
(Address of principal executive offices and zip code)

(817) 548-0090
(Registrant’s telephone number, including area code)

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

Yes  [X]     No  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]     No  [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at May 9, 2003

Common stock, $1.00 par value	5,985,024

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures
PART II — OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX-10.27 Amendment No.1 to Stock Purchase Program
EX-99.1 Certification (Chief Executive Officer)
EX-99.2 Certification (Chief Financial Officer)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Form 10-Q
Quarter Ended March 31, 2003

PART I — FINANCIAL INFORMATION

Item		Page No.
1.	Financial Statements	3-13
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18
3.	Quantitative and Qualitative Disclosures About Market Risk	19
4.	Controls and Procedures	19
PART II — OTHER INFORMATION
Item
6.	Exhibits and Reports on Form 8-K	20
SIGNATURES		21
CERTIFICATIONS		22-23
EXHIBIT INDEX		24-27

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0-18927
Form 10-Q

Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31

	2003	2002	2003	2002

Net sales	$47,011	$46,629	$173,261	$161,342
Cost of goods sold	30,499	30,354	112,735	104,818

Gross margin	16,512	16,275	60,526	56,524

Selling, general and administrative expenses	13,149	13,304	43,787	40,417
Depreciation and amortization	1,071	1,295	3,229	4,017

Total operating expenses	14,220	14,599	47,016	44,434

Operating income	2,292	1,676	13,510	12,090
Interest expense	(613)	(720)	(2,020)	(2,355)
Royalty and other income	15	28	61	40

Income before provision for income taxes and cumulative effect of accounting change	1,694	984	11,551	9,775
Provision for income taxes	662	386	4,497	3,804

Net income before cumulative effect of accounting change	1,032	598	7,054	5,971
Cumulative effect of accounting change for SFAS No. 142, net of income taxes of $369,000	—	—	(581)	—

Net income	$1,032	$598	$6,473	$5,971

Earnings per common share
Before cumulative effect of accounting change	$0.17	$0.10	$1.19	$1.04
Cumulative effect of accounting change	—	—	(0.10)	—

	$0.17	$0.10	$1.09	$1.04

Earnings per common share — assuming dilution
Before cumulative effect of accounting change	$0.17	$0.10	$1.18	$1.03
Cumulative effect of accounting change	—	—	(0.10)	—

	$0.17	$0.10	$1.08	$1.03

Common shares outstanding	5,976	5,800	5,930	5,760

Common shares outstanding — assuming dilution	6,069	5,853	6,020	5,790

Cash dividends per common share	None	None	None	None

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0-18927
Form 10-Q

Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	June 30,
	2003	2002

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,032	$6,506
Accounts receivable, net	44,942	33,699
Inventories:
Raw materials and work in process	4,958	4,957
Finished goods	55,575	47,861
Other current assets	4,825	4,806

Total current assets	112,332	97,829

Property and equipment, at cost	30,831	29,441
Accumulated depreciation	(16,560)	(14,373)

Net property and equipment	14,271	15,068

Other assets:
Goodwill	11,550	12,467
Intangible assets, less amortization	5,009	5,403
Other assets	2,290	2,670

Total other assets	18,849	20,540

	$145,452	$133,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,529	$12,755
Accrued expenses	7,913	6,857

Total current liabilities	15,442	19,612

Other liabilities:
Notes payable	38,190	30,000
Other noncurrent liabilities	3,379	3,161

Total other liabilities	41,569	33,161

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 5,977,424 shares and 5,899,173 shares issued and outstanding as of March 31, 2003 and June 30, 2002, respectively	5,977	5,899
Additional paid-in capital	23,420	22,690
Cumulative other comprehensive income	(1,722)	(1,706)
Retained earnings	60,766	54,293
Treasury stock, at cost	0	(512)

Total stockholders’ equity	88,441	80,664

	$145,452	$133,437

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0-18927
Form 10-Q

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$6,473	$5,971
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	2,970	2,969
Amortization	394	1,149
Cumulative effect of accounting change, net	581	—
Other	(125)	(562)
Change in assets and liabilities:
Accounts receivable	(11,243)	(804)
Inventories	(7,715)	8,627
Other assets	227	(580)
Accounts payable	(5,226)	(5,488)
Accrued expenses	1,069	3,026

Net cash provided by (used for) operating activities	(12,595)	14,308

Cash flows from investing activities:
Purchases of property and equipment	(1,390)	(1,117)

Net cash used for investing activities	(1,390)	(1,117)

Cash flows from financing activities:
Exercise of employee stock options	242	—
Sale of stock to stock purchase program	1,079	910
Proceeds from borrowings	59,096	61,006
Payments under borrowings	(50,906)	(74,119)

Net cash provided by (used for) financing activities	9,511	(12,203)

Net increase (decrease) in cash and cash equivalents	(4,474)	988
Cash and cash equivalents at beginning of period	6,506	79

Cash and cash equivalents at end of period	$2,032	$1,067

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,933	$2,086
Income taxes	3,578	2,472
Noncash activities:
None

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Accounting Principles

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2002 Annual Report.

Note 2 – Impact of New Accounting Standards

     Effective July 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Please refer to Note 6 for information regarding goodwill and other intangible assets and the impact the adoption of this statement had on our condensed consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 during the first quarter of fiscal 2003. The adoption of this statement did not have a material effect on our consolidated financial position or statements of income, stockholders’ equity and cash flows.

     In August 2001, FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS No. 144 during the first quarter of fiscal 2003. The adoption of this statement did not have a material effect on our consolidated financial position or statements of income, stockholders’ equity and cash flows.

     In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, terminating employees involuntarily and consolidating facilities. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We adopted SFAS No. 146 during the quarter ended March 31, 2003. The adoption of this statement did not have a material effect on our consolidated financial position or statements of income, stockholders’ equity and cash flows.

     In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. This standard also amends disclosure provisions to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We do not currently plan to adopt the fair value method; however, we did adopt the disclosure provisions of SFAS No. 148, which became effective for financial statements for fiscal years ending after December 15, 2002.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

     In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to FIN 45. We do not expect that FIN 45 will have a material effect on our consolidated financial position or statements of income, stockholders’ equity and cash flows.

Note 3 – Comprehensive Income

     The following table illustrates the components of comprehensive income, net of related tax, for the three and nine months ended March 31, 2003 and 2002 (in thousands).

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income	$1,032	$598	$6,473	$5,971
Foreign currency translation adjustments	344	(23)	109	(329)
Fair value of interest rate swap	99	199	(125)	(727)

Comprehensive income	$1,475	$774	$6,457	$4,915

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 – Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,

	2003	2002	2003	2002

Numerator for basic and diluted earnings per share:
Net income before cumulative effect of accounting change	$1,032	$598	$7,054	$5,971
Cumulative effect of accounting change for SFAS No. 142, net of income taxes	—	—	(581)	—

Net income	$1,032	$598	$6,473	$5,971

Denominator:
Weighted average shares outstanding	5,958	5,785	5,913	5,746
Contingently issuable shares	18	15	17	14

Denominator for basic earnings per share — weighted average shares	5,976	5,800	5,930	5,760

Effect of dilutive securities:
Employee stock options	76	47	74	27
Director stock options	17	6	16	3

Dilutive potential common shares	93	53	90	30
Denominator for diluted earnings per
share — adjusted weighted — average shares	6,069	5,853	6,020	5,790

Earnings per common share
Before cumulative effect of accounting change	$0.17	$0.10	$1.19	$1.04
Cumulative effect of accounting change	—	—	(0.10)	—

	$0.17	$0.10	$1.09	$1.04

Earnings per common share — assuming dilution
Before cumulative effect of accounting change	$0.17	$0.10	$1.18	$1.03
Cumulative effect of accounting change	—	—	(0.10)	—

	$0.17	$0.10	$1.08	$1.03

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Disclosures about Segments of an Enterprise and Related Information

     We sell our products to a variety of retail outlets, including mass merchants, national chain stores, major department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military. To facilitate our internal operations as well as our customer relationships, we organize our products along men’s and women’s product lines. As a result, we have two reportable segments: men’s accessories, consisting of belts, wallets, suspenders and other small leather goods and women’s accessories, consisting of belts, wallets, handbags, socks, scarves, hats and hair accessories. We allocate general corporate expenses to each segment based on the respective segment’s asset base. We allocate depreciation and amortization expense related to assets recorded on our corporate accounting records to each segment as described above. We measure profit or loss on each segment based on income or loss before taxes utilizing the accounting policies consistent in all material respects with those described in Note 1 of our 2002 Annual Report. No inter-segment revenue is recorded.

     The following table sets forth information regarding operations and assets by reportable segment (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenue from external customers:
Men’s accessories	$22,288	$24,585	$83,136	$81,870
Women’s accessories	24,723	22,044	90,125	79,472

	$47,011	$46,629	$173,261	$161,342

Operating income (1):
Men’s accessories	1,147	1,043	6,657	6,482
Women’s accessories	1,145	633	6,853	5,608

	$2,292	$1,676	$13,510	$12,090

Interest expense	(613)	(720)	(2,020)	(2,355)
Other income (2)	15	28	61	40

Income before income taxes and cumulative effect of accounting change	$1,694	$984	$11,551	$9,775

Depreciation and amortization expense:
Men’s accessories	$596	$812	$1,799	$2,527
Women’s accessories	475	483	1,430	1,490

	$1,071	$1,295	$3,229	$4,017

Capital expenditures:
Men’s accessories	$46	$—	$249	$—
Women’s accessories	32	259	177	710
Corporate	203	305	964	407

	$281	$564	$1,390	$1,117

(1)	Operating income consists of net sales less cost of sales and specifically identifiable selling, general and administrative expenses.

(2)	Other income includes royalty income on corporate tradenames and other income not specifically identifiable to a segment.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Goodwill and Other Intangible Assets

     Effective July 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. The SFAS No. 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to it, to its carrying value. We estimate the fair value of a reporting unit using discounted cash flow analysis. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment.

     Using the SFAS No. 142 approach described above, we recorded a transitional goodwill impairment charge during the first quarter of fiscal 2003 of $950,000 ($581,000 net of tax), presented as a cumulative effect of accounting change. This charge related to our women’s segment of products.

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

     Pursuant to SFAS No. 142, goodwill and indefinite-lived intangible assets must be tested for impairment annually at the same time every year, and in between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. In conjunction with the adoption of SFAS No. 142, we reassessed the useful lives and the classification of our finite-lived acquired intangible assets and determined that no revisions were necessary. The following table illustrates the gross carrying amount and accumulated amortization of our acquired intangible assets as of March 31, 2003 and June 30, 2002 (in thousands).

	March 31,	June 30,
	2003	2002

Amortized intangible assets (various, principally tradenames):
Gross carrying amount	$8,774	$8,774

Accumulated amortization	$(3,765)	$(3,371)

Net amortized intangible assets	$5,009	$5,403

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Goodwill and Other Intangible Assets (continued)

     Amortization expense for acquired finite-lived intangible assets during the nine months ended March 31, 2003 was $394,000. The following table illustrates our estimated amortization expense for the remainder of fiscal 2003 through June 30, 2007.

Estimated amortization expense :
Fiscal year ending 6/30/03	$112,000
Fiscal year ending 6/30/04	394,000
Fiscal year ending 6/30/05	361,000
Fiscal year ending 6/30/06	361,000
Fiscal year ending 6/30/07	361,000

     The following table reconciles net income, earnings per common share and earnings per share, assuming dilution, adjusted to exclude amortization expense recognized in such periods related to goodwill (in thousands except per share amounts).

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,

	2003	2002	2003	2002

Reported net income before cumulative effect of accounting change	$1,032	$598	$7,054	$5,971
Add back after-tax amounts:
Goodwill amortization	—	155	—	468

Adjusted net income before cumulative effect of accounting change	$1,032	$753	$7,054	$6,439

Earnings per common share before cumulative effect of accounting change:
Reported net income	$0.17	$0.10	$1.19	$1.04
Goodwill amortization	—	0.03	—	0.08

Adjusted basic earnings per common share before cumulative effect of accounting change	$0.17	$0.13	$1.19	$1.12

Earnings per share-assuming dilution before cumulative effect of accounting change:
Reported net income	$0.17	$0.10	$1.18	$1.03
Goodwill amortization	—	0.03	—	0.08

Adjusted earnings per share-assuming dilution before cumulative effect of accounting change	$0.17	$0.13	$1.18	$1.11

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Goodwill and Other Intangible Assets (continued)

     The following table illustrates the changes in the carrying amount of goodwill by reportable segment for the nine months ended March 31, 2003.

	June 30,	Impairment		March 31,
	2002	Losses	Other (1)	2003

Men’s accessories	$9,733	$—	$33	$9,766
Women’s accessories	2,734	(950)	—	1,784

Total	$12,467	$(950)	$33	$11,550

(1)     Difference due to foreign currency translation adjustments.

Note 7 – Stock-Based Compensation

     Subject to the approval of our board of directors, we grant stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following schedule reflects the impact on net income if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to stock based employee compensation for the three and nine month periods ended March 31, 2003 and 2002:

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31

	2003	2002	2003	2002

Net income:
As reported	$1,032	$598	$6,473	$5,971
Pro forma	$908	$442	$6,101	$5,502
Earnings per share:
As reported	$0.17	$0.10	$1.09	$1.04
Pro forma	$0.15	$0.08	$1.03	$0.96
Earnings per share-assuming dilution:
As reported	$0.17	$0.10	$1.08	$1.03
Pro forma	$0.15	$0.08	$1.01	$0.95

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Stock-Based Compensation (continued)

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we had accounted for the stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2003 and 2002: dividend yield of 0.0%; expected volatility of .270% and .334% for 2003 and 2002, respectively; a risk-free interest rate of 5.25% and 6.50% for fiscal 2003 and 2002, respectively; and an expected holding period of seven years. Using these assumptions for the options granted during fiscal 2003 and 2002, the weighted-average grant date fair value of such options was $4.76 and $2.80, respectively.

     The Black-Scholes valuation models are used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the average life of options. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

Note 8 – Employee Benefit Plan

     Effective January 1, 2003, we adopted the Tandy Brands Accessories, Inc. Supplemental Executive Retirement Plan (the “SERP”) for certain of its executive officers. The SERP provides that upon retirement a participant will receive annual benefits (or a discounted lump-sum at the time of retirement in lieu of annual benefits) which, when added to Social Security retirement benefits, generally equal the participant’s target percentage of 60% of the average of the highest annual salary and bonus for three complete fiscal years over the last ten fiscal years of the participant’s employment. If the participant retires before the age of 65, the benefit is reduced by 5% for each year the participant’s age is less than 65. For the three month period ended March 31, 2003, we recorded expenses related to the SERP of approximately $75,000.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     We are a leading designer, manufacturer and marketer of branded men’s, women’s and children’s accessories, including belts and small leather goods such as wallets. Our product line also includes handbags, socks, scarves, gloves, hats, hair accessories, suspenders, cold weather accessories and sporting goods accessories. We market our merchandise under a broad portfolio of nationally recognized licensed and proprietary brand names, including DOCKERS®, LEVI’S®, JONES NEW YORK®, PERRY ELLIS®, ROLFS®, HAGGAR®, WOOLRICH®, JORDACHE®, INDIAN MOTORCYCLE®, BUGLE BOY®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, AMITY®, DON LOPER®, ACCESSORY DESIGN GROUP®, TEX TAN® and TIGER®, as well as private brands for major retail customers. We sell our products to a variety of retail outlets, including mass merchants, national chain stores, major department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military.

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2003 Compared to the Three and Nine Months Ended March 31, 2002

Net Sales and Gross Margins

     The following table illustrates sales and gross margin data from our reportable segments for the three and nine months ended March 31, 2003 compared to the same period last year.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net sales:
Men’s accessories	$22,288	$24,585	$83,136	$81,870
Women’s accessories	24,723	22,044	90,125	79,472

Total net sales	$47,011	$46,629	$173,261	$161,342

Gross margin:
Men’s accessories	$8,426	$8,914	$31,388	$30,618
Women’s accessories	8,086	7,361	29,138	25,906

Total gross margin	$16,512	$16,275	$60,526	$56,524

Gross margin as a percentage of sales:
Men’s accessories	37.8%	36.3%	37.8%	37.4%
Women’s accessories	32.7%	33.4%	32.3%	32.6%
Total	35.1%	34.9%	34.9%	35.0%

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

     For the three-month period ended March 31, 2003, net sales increased 0.8% to $47,011,000 compared to net sales of $46,629,000 for the same period last year. Net sales of men’s accessories decreased 9.3% for the three month period ended March 31, 2003 compared to the same period last year. The shortfall was attributable to decreased consumer traffic at retail stores during the third quarter as well as lower than planned inventory reorders due to weak holiday sales results. Net sales of women’s accessories increased 12.1% for the three month period ended March 31, 2003 compared to the same period last year. For the third consecutive quarter, results were particularly strong in our women’s department store business with small leather goods and branded belts, such as LEVI’S® and DOCKERS®, and our Rolfs® handbags selling well. Women’s mass merchant accessories generated especially strong results through the sale of handbags, socks, fashion hosiery and other accessories that successfully reflected the latest fashion trends. For the nine-month period ended March 31, 2003, net sales increased 7.4% to $173,261,000 compared to net sales of $161,342,000 for the same period last year. Net sales of men’s accessories increased 1.6% for the nine month period ended March 31, 2003 compared to the same period last year. This sales increase was attributable to higher men’s mass merchant accessories sales during the first two quarters of fiscal 2003. Net sales of women’s accessories increased 13.4% for the nine month period ended March 31, 2003 compared to the same period last year. This sales increase was attributable to women’s accessories sales increases in both mass merchant and department stores.

     Gross margins increased by $237,000 for the three month period ended March 31, 2003, or 1.5% compared to the same period last year. As a percentage of sales, gross margins increased 0.2% for the three month period ended March 31, 2003, compared to the same period last year. This improvement was due to an increase in the higher margin department store sales of men’s and women’s branded small leather goods and belts sales compared to the same period last year. For the nine-month period ended March 31, 2003 the gross margin percentage decreased 0.1% compared to the same period last year. The overall decrease was due to a greater sales mix weighted towards men’s and women’s mass merchant accessories during the first quarter of fiscal 2003, higher than anticipated customer allowances, and direct sales shipments of women’s accessories to Payless Shoes.

Operating Expenses

     Selling, general and administrative expenses for the three months ended March 31, 2003 decreased by $155,000 compared to the same period last year due to better than anticipated expense control. For the nine-month period ended March 31, 2003, selling, general and administrative expenses increased $3,370,000 compared to the same period of the prior year. The increase resulted primarily from nonrecurring costs associated with the implementation of distribution software in our Dallas, Texas distribution center totaling $290,000 and higher compensation expenses, including severance costs totaling $430,000, and management bonus expenses which exceeded that of the prior year by $448,000. Other expense increases were variable costs related to increased sales during the nine-month period ended March 31, 2003, as compared to the prior year.

     Depreciation and amortization expenses as a percentage of net sales for the three and nine months ended March 31, 2003 decreased 0.4% and 0.6%, respectively, compared to the same periods of the prior year. We attribute this decrease primarily to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” in which goodwill is no longer amortized (see note 6 to our condensed consolidated financial statements). Goodwill amortization expense for the same three and nine month periods in the prior year was approximately $255,000 and $765,000, respectively.

     Interest expense for the three and nine month periods ended March 31, 2003 decreased $107,000 and $335,000, respectively, compared to the same periods last year. This decrease primarily relates to lower interest rates as well as lower debt levels compared to the same periods last year.

     The effective tax rate for the three and nine months ended March 31, 2003, was 38.9%, which is consistent with the same periods last year.

     Net income for the three month period ended March 31, 2003 increased 72.6% to $1,032,000, or $.17 per diluted share, compared to net income of $598,000, or $.10 per diluted share, for the same period in the prior year. Net income, before the cumulative effect of accounting change resulting from the adoption of SFAS No. 142, for the nine month period ended March 31, 2003 increased 18.1% to $7,054,000, or $1.18 per diluted share, compared to net income of $5,971,000, or $1.03 per diluted share, for the same period last year.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

     In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that do not have an indefinite life will continue to be amortized over their useful lives.

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

     Net income, after the cumulative effect of accounting change resulting from the adoption of SFAS No. 142, for the nine-month period ended March 31, 2003 was $6,473,000 or $1.08 per diluted share, compared to net income of $5,971,000, or $1.03 per diluted share, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended March 31, 2003, our operating activities used cash of $12,595,000 compared to providing cash of $14,308,000 for the same period last year. The cash provided from operations during fiscal 2002 was the result of an introduction of improved inventory control measures. The usage of cash during the nine months ended March 31, 2003 was attributable to the timing of spring season inventory procurement and accounts receivable collections related to Christmas holiday sales as well as shipments completed during the third quarter of fiscal 2003.

     Capital expenditures totaled $1,390,000 for the nine months ended March 31, 2003, an increase of $273,000 from the same period last year. We attribute this increase to the implementation of a distribution software application during the first and second quarters of fiscal 2003. We anticipate that our capital expenditures for fiscal 2003 will approximate our capital investments of property and equipment for fiscal 2002. Capital commitments for the remainder of fiscal 2003 include additional equipment for our distribution facility in Dallas, Texas, as well as additional hardware and software applications. We expect to fund such capital commitments through cash flows from operations and drawing on our existing credit facility.

     Generally, our primary sources of liquidity are cash flows from operations and our credit facility. We have an $80,000,000 committed secured revolving credit facility, which can be used for seasonal borrowings and letters of credit. This credit facility is secured by substantially all of our assets along with our subsidiaries’ assets and requires us to maintain certain financial covenants. If we do not maintain these covenants, our liquidity position could be adversely impacted. Our borrowings under our credit facility were $38,190,000 as of March 31, 2003, and $34,287,000 as of March 31, 2002. As of March 31, 2003, we had approximately $37,388,000 of available credit under our credit facility.

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

OFF BALANCE SHEET ARRANGEMENTS

     We do not have transactions, arrangements or relationships with “special purpose” entities, nor do we have any off balance sheet debt.

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

Revenues

     We recognize revenue when merchandise is shipped, and title to the goods has passed, to the customer. We record allowances, including cash discounts, in-store customer allowances, cooperative advertising allowances and customer returns, at the time the revenue is recognized based upon historical experience, current trends in the retail industry and individual customer and product experience.

Inventories

     Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market. Cost includes materials, direct and indirect labor and factory overhead. Market, with respect to raw materials, is replacement cost; and for work-in-process and finished goods, it is net realizable value. If circumstances arise in which the market value of items in inventory declines below cost, an inventory markdown would be estimated and charged to expense in the period identified. We closely monitor fashion trend items and anticipate additional inventory markdowns if market indications in fashion trends justify further reserves.

Goodwill

     We adopted the provisions of SFAS No. 142, effective July 1, 2002. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. The SFAS No. 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to it, to its carrying value. We estimate the fair value of a reporting unit using discounted cash flow analysis. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment.

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

WEBSITE ACCESS TO COMPANY REPORTS

     Our website address is “www.tandybrands.com.” Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q may contain forward looking statements that are based on current expectations, estimates and projections about the industry in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” or variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to interest rate risk on our long-term debt. We manage our exposure to changes in interest rates by the use of variable and fixed interest rate debt. In addition, we have hedged our exposure to changes in interest rates on a portion of our variable debt by entering into an interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. At March 31, 2003, our borrowings under our credit facility totaled $38,190,000, bearing a weighted-average interest rate of 5.26%. On July 1, 2001, we entered into a three year interest rate swap agreement with Wells Fargo Bank, N.A., which expires on June 27, 2004, converting $30,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90-day LIBOR rate. At March 31, 2003, the receive rates related to the interest rate swap were 1.29% and the pay rates related to interest rate swap were 5.60%. Interest differentials paid or received under the swap agreement are reflected as an adjustment to interest expense when paid. The interest rate swap agreement represents a valid cash flow hedge investment under SFAS No. 133. As such, during fiscal 2003 and 2002, changes in the fair value of the interest rate swap were recognized as other comprehensive income with the fair value at March 31, 2003 approximating ($1,905,000). The potential impact of market conditions on the fair value of our indebtedness is not expected to be material. Given that such lines of credit bear interest at floating market interest rates, the fair value of amounts borrowed thereunder approximates carrying value.

     We are also exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products. We routinely purchase leather hides during the year for use in the manufacture of men’s belts. We also purchase a substantial amount of leather items from third-party suppliers. An unanticipated material increase in the market price of leather could increase the cost of these products to us and therefore have a negative effect on our results of operations.

ITEM 4. Controls and Procedures

     Within the 90-day period prior to the date of filing this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act filings.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

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

     We filed a Form 8-K on April 17, 2003 to report the issuance of the press release announcing our financial results for the third quarter of fiscal 2003.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (Registrant)

/s/ J.S.B. Jenkins J.S.B. Jenkins President and Chief Executive Officer

/s/ Mark J. Flaherty Mark J. Flaherty Chief Financial Officer
Date: May 12, 2003

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ J.S.B. Jenkins J.S.B. Jenkins Chief Executive Officer

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Mark J. Flaherty Mark J. Flaherty Chief Financial Officer

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)

	Exhibit Number and Description		Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1
	3.2	Bylaws of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.2
	3.3	Amendment No. 1 to Bylaws of Tandy Brands Accessories, Inc.	10-Q	5/10/02	0-18927	3.3
(4)	Instruments defining the rights of security holders, including indentures
	4.1	Certificate of Designations, Powers, Preferences, and Rights of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	S-1	12/31/90	33-37588	4.1
	4.2	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/31/90	33-37588	4.2
	4.3	Form of Preferred Share Purchase Rights Certificate of Tandy Brands Accessories, Inc.	S-1	12/31/90	33-37588	4.3
	4.4	Form of Rights Certificate of Tandy Brands Accessories, Inc.	8-K	11/02/99	0-18927	4
	4.5	Amended and Restated Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Bank Boston, N.A.	8-K	11/02/99	0-18927	4
	4.6	Amendment to Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Fleet National Bank (f.k.a. Bank Boston, N.A.)	10-Q	05/10/02	0-18927	4.7
(10)	Material Contracts
	10.1	Tandy Brands Accessories, Inc. 1991 Stock Option Plan*	S-1	11/02/90	33-37588	10.8
	10.2	Form of Stock Option Agreement — 1991 Stock Option Plan*	S-1	11/02/90	33-37588	10.9

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)

Exhibit Number and Description		Form	Date	File No.	Exhibit

10.3	Tandy Brands Accessories, Inc. Benefit Restoration Plan and related Trust Agreement and Amendments Nos. 1 and 2 thereto*	10-K	09/25/97	0-18927	10.14
10.4	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Directors	S-1	12/31/90	33-37588	10.16
10.5	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Officers	S-1	12/31/90	33-37588	10.17
10.6	Office Lease Agreement, dated March 6, 1991, between John Hancock Mutual Life Insurance Co. and Tandy Brands Accessories, Inc. relating to the corporate offices	10-K	09/20/91	0-18927	10.16
10.7	Tandy Brands Accessories, Inc. Non- Qualified Formula Stock Option Plan for Non- Employee Directors*	S-8	02/10/94	33-75114	28.1
10.8	Tandy Brands Accessories, Inc. 1993 Employee Stock Option Plan and form of Stock Option Agreement thereunder*	S-8	02/10/94	33-75114	28.2
10.9	Tandy Brands Accessories, Inc. Non- Qualified Stock Option Plan for Non-Employee Directors*	S-8	02/10/94	33-75114	28.3
10.10	Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	S-8	06/03/96	33-08579	99.1
10.11	Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	10-Q	11/05/97	0-18927	10.23

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)

Exhibit Number and Description		Form	Date	File No.	Exhibit

10.12	Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective June 1, 2000*	10-K	09/26/00	0-18927	10.39
10.13	Credit Agreement, dated as of June 27, 2001, among Tandy Brands Accessories, Inc. as the Borrower, Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent and as Lender, certain Financial Institutions as Lenders and Wells Fargo Bank, N.A. as Arranger	10-K	09/25/01	0-18927	10.34
10.14	ISDA Master Agreement, dated as of June 27, 2001, between Tandy Brands Accessories, Inc. and Wells Fargo Bank, N.A	10-K	09/25/01	0-18927	10.35
10.15	Tandy Brands Accessories, Inc. Stock Purchase Program (as amended and restated effective October 18, 1991)*	S-8	03/27/92	33-46814	28.1
10.16	Limited Consent and Waiver, dated November 5, 2001, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent under the Agreement	10-Q	11/13/01	0-18927	10.37
10.17	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan *	10-Q	5/10/02	0-18927	10.38
10.18	Amendment No. 4 to the Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan For Non-Employee Directors *	10-Q	5/10/02	0-18927	10.39
10.19	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Dr. James F. Gaertner*	S-8	5/15/02	33-88276	10.2

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)

	Exhibit Number and Description		Form	Date	File No.	Exhibit

	10.20	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Marvin J. Girouard*	S-8	5/15/02	33-88276	10.3
	10.21	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Gene Stallings*	S-8	5/15/02	33-88276	10.4
	10.22	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Roger R. Hemminghaus*	S-8	5/15/02	33-88276	10.5
	10.23	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	33-88276	10.6
	10.24	First Amendment to Credit Agreement, dated June 28, 2002, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A	10-K	9/27/02	0-18927	10.23
	10.25	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24
	10.26	Tandy Brands Accessories, Inc. Supplemental Executive Retirement Plan*	10-Q	2/12/03	0-18927	10.25
	10.27	Amendment No. 1 to the Tandy Brands Accessories, Inc. Stock Purchase Program* **	N/A	N/A	N/A	N/A
(99)	Other Exhibits
	99.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act (Chief Executive Officer)**	N/A	N/A	N/A	N/A
	99.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act (Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith