Form 10-Q
period 2003-09-30
TANDY BRANDS ACCESSORIES INC
filed 2003-11-10
CIK 869487

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

Commission File Number 0-18927

TANDY BRANDS ACCESSORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2349915 (I.R.S. Employer Identification No.)

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

Yes [  ]      No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding
Class	at November 6, 2003
Common stock, $1.00 par value	6,162,988

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Form 10-Q
Quarter Ended September 30, 2003

Page No.

PART I — FINANCIAL INFORMATION
Item
1. Financial Statements	3 - 10
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 15
3. Quantitative and Qualitative Disclosures About Market Risk	16
4. Controls and Procedures	16
PART II — OTHER INFORMATION
Item
4. Submission of Matters to a Vote of Security Holders	17
6. Exhibits and Reports on Form 8-K	17
SIGNATURES	18
EXHIBIT INDEX	19-23

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

File Number 0 -18927
Form 10 - Q

Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended
	September 30

	2003	2002

Net sales	$64,232	$60,028
Cost of goods sold	42,602	39,243

Gross margin	21,630	20,785
Selling, general and administrative expenses	15,210	15,070
Depreciation and amortization	1,038	1,080

Total operating expenses	16,248	16,150

Operating income	5,382	4,635
Interest expense	(693)	(714)
Royalty and other income	2	1

Income before provision for income taxes and cumulative effect of accounting change	4,691	3,922
Provision for income taxes	1,846	1,527

Net income before cumulative effect of accounting change	2,845	2,395
Cumulative effect of accounting change for SFAS No. 142, net of income taxes of $369,000	—	(581)

Net income	$2,845	$1,814

Earnings per common share
Before cumulative effect of accounting change	$0.47	$0.41
Cumulative effect of accounting change	0.00	(0.10)

	$0.47	$0.31

Earnings per common share - assuming dilution
Before cumulative effect of accounting change	$0.45	$0.40
Cumulative effect of accounting change	0.00	(0.10)

	$0.45	$0.30

Common shares outstanding	6,107	5,888

Common shares outstanding - assuming dilution	6,273	5,984

Cash dividends per common share	$0.025	$0.00

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0 -18927
Form 10 - Q

Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 30,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$2,700	$3,814
Accounts receivable, net	53,272	41,672
Inventories:
Raw materials and work in process	5,029	5,821
Finished goods	53,001	56,335
Deferred income taxes	4,683	4,757
Other current assets	1,459	1,250

Total current assets	120,144	113,649

Property and equipment, at cost	32,591	31,885
Accumulated depreciation	(18,014)	(17,261)

Net property and equipment	14,577	14,624

Other assets:
Goodwill	11,646	11,641
Other intangibles, less amortization	4,799	4,900
Other assets	1,520	1,716

Total other assets	17,965	18,257

	$152,686	$146,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,786	$14,522
Accrued expenses	11,021	9,996

Total current liabilities	19,807	24,518

Other liabilities:
Notes payable	36,796	30,000
Deferred income taxes	1,863	1,776
Other noncurrent liabilities	189	182

Total other liabilities	38,848	31,958

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,141,457 shares and 6,019,286 shares issued and outstanding as of September 30, 2003 and June 30, 2003, respectively	6,141	6,019
Additional paid-in capital	24,971	23,802
Cumulative other comprehensive income	(950)	(1,196)
Unearned compensation on restricted stock	(252)	—
Retained earnings	64,121	61,429

Total stockholders’ equity	94,031	90,054

	$152,686	$146,530

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0 -18927
Form 10 - Q

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$2,845	$1,814
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	988	993
Amortization	100	133
Amortization of debt origination costs	29	56
Deferred taxes	161	(212)
Cumulative effect of accounting change, net	—	581
Other	(234)	(87)
Change in assets and liabilities:
Accounts receivable	(11,600)	(11,738)
Inventories	4,126	(634)
Other assets	(256)	393
Accounts payable	(5,736)	(5,581)
Accrued expenses	1,356	962

Net cash (used for) operating activities	(8,221)	(13,320)

Cash flows from investing activities:
Purchases of property and equipment	(706)	(691)

Net cash used for investing activities	(706)	(691)

Cash flows from financing activities:
Exercise of employee stock options	457	92
Sale of stock to stock purchase program	560	501
Proceeds from borrowings	22,260	19,172
Payments under borrowings	(15,464)	(10,820)

Net cash provided by financing activities	7,813	8,945

Net (decrease) in cash and cash equivalents	(1,114)	(5,066)
Cash and cash equivalents at beginning of period	3,814	6,506

Cash and cash equivalents at end of period	$2,700	$1,440

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$608	$603
Income taxes	414	567
Noncash activities:
Issue of restricted stock to officers	$275	$—

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Accounting Principles

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2003 Annual Report.

Note 2 – Comprehensive Income

     The following table illustrates the components of comprehensive income, net of related tax, for the three months ended September 30, 2003 and 2002 (in thousands).

	Three Months
	Ended
	September 30,

	2003	2002

Net income	$2,845	$1,814
Foreign currency translation adjustments	(8)	(269)
Fair value of interest rate swap	254	(297)

Comprehensive income	$3,091	$1,248

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months
	Ended
	September 30

	2003	2002

Numerator for basic and diluted earnings per share:
Net income before cumulative effect of accounting change	$2,845	$2,395
Cumulative effect of accounting change for SFAS No. 142, net of income taxes	—	(581)

Net income	$2,845	$1,814

Denominator:
Weighted average shares outstanding	6,087	5,872
Contingently issuable shares	20	16

Denominator for basic earnings per share - weighted average shares	6,107	5,888
Effect of dilutive securities:
Employee stock options	138	80
Director stock options	28	16

Dilutive potential common shares	166	96
Denominator for diluted earnings per share - adjusted weighted - average shares	6,273	5,984

Earnings per common share
Before cumulative effect of accounting change	$0.47	$0.41
Cumulative effect of accounting change	—	(0.10)

	$0.47	$0.31

Earnings per common share - assuming dilution
Before cumulative effect of accounting change	$0.45	$0.40
Cumulative effect of accounting change	—	(0.10)

	$0.45	$0.30

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 – Disclosures about Segments of an Enterprise and Related Information

     We sell our products to a variety of retail outlets, including mass merchants, national chain stores, major department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military. Our company and our corresponding customer relationships are organized along men’s and women’s product lines. As a result, we have two reportable segments: (1) men’s accessories, consisting of belts, wallets, suspenders and other small leather goods and (2) women’s accessories, consisting of belts, wallets, handbags, socks, scarves, hats and hair accessories. General corporate expenses are allocated to each segment based on the respective segment’s asset base. Depreciation and amortization expense related to assets recorded on our corporate accounting records are allocated to each segment as described above. Management measures profit or loss on each segment based upon income or loss before taxes utilizing the accounting policies consistent in all material respects with those described in Note 1 of our 2003 Annual Report. No inter-segment revenue is recorded.

     The following table sets forth information regarding operations and assets by reportable segment (in thousands).

	Three Months Ended
	September 30,

	2003	2002

Revenue from external customers:
Men’s accessories	$29,787	$30,243
Women’s accessories	34,445	29,785

	$64,232	$60,028

Operating income (1):
Men’s accessories	3,185	2,434
Women’s accessories	2,197	2,201

	$5,382	$4,635

Interest expense	(693)	(714)
Other income (2)	2	1

Income before income taxes and cumulative effect of accounting change	$4,691	$3,922

Depreciation and amortization expense:
Men’s accessories	$560	$611
Women’s accessories	478	469

	$1,038	$1,080

Capital expenditures:
Men’s accessories	$7	$156
Women’s accessories	364	112
Corporate	335	423

	$706	$691

(1)	Operating income consists of net sales less cost of sales and specifically identifiable selling, general and administrative expenses.

(2)	Other income includes royalty income on corporate tradenames and other income not specifically identifiable to a segment.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Goodwill and Other Intangible Assets

     Effective July 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. Using the SFAS No. 142 approach, we recorded a transitional goodwill impairment charge during the first quarter of fiscal 2003 of $950,000 ($581,000 net of tax), presented as a cumulative effect of accounting change. This charge related to our women’s segment of products.

Note 6 – Stock-Based Compensation

     We may, with the approval of our board of directors, grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, we recognize no compensation expense for the stock option grants. The following table reflects the impact on net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation for the three month periods ended September 30, 2003 and 2002:

	Three Months
	Ended
	September 30,

	2003	2002

Net income:
As reported	$2,845	$1,814
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(117)	(124)

Pro forma	$2,728	$1,690

Earnings per share:
As reported	$0.47	$0.31
Pro forma	$0.45	$0.29
Earnings per share-assuming dilution:
As reported	$0.45	$0.30
Pro forma	$0.43	$0.28

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Stock-Based Compensation (continued)

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2004 and 2003: dividend yield of 0.0%; expected volatility of .238% and .270% for 2004 and 2003, respectively; a risk-free interest rate of 5.25% for fiscal 2004 and 2003; and an expected holding period of seven years. Using these assumptions for the options granted during the first quarter of fiscal 2004 and 2003, the weighted-average grant date fair value of such options was $4.73 and $4.84, respectively.

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

Note 7 – Employee Benefit Plans

     On July 1, 2003, our executive officers were awarded a total of 22,800 shares of restricted stock. The shares will become fully vested on July 1, 2006. These shares of stock, while not transferable, do bear rights of ownership, including voting rights and dividends during the three year vesting period. There are no performance requirements related to the vesting, only continued employment through the vesting date. Unearned compensation in the amount of $275,000 was recorded during the quarter ending September 30, 2003. Compensation expense of approximately $23,000 per quarter will be recorded through June 30, 2006.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     Tandy Brands Accessories, Inc. is a leading designer, manufacturer and marketer of branded men’s, women’s and children’s accessories, including belts and small leather goods, such as wallets. Our product line also includes handbags, socks, scarves, gloves, hats, hair accessories, suspenders, cold weather accessories and sporting goods accessories. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including DOCKERS®, LEVI’S®, LEVI STRAUSS SIGNATURE™, JONES NEW YORK®, PERRY ELLIS PORTFOLIO®, PERRY ELLIS AMERICA®, ROLFS®, HAGGAR®, WOOLRICH®, JORDACHE®, BUGLE BOY®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, AMITY®, COLETTA®, STAGG®, ACCESSORY DESIGN GROUP®, and TIGER®, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalogs, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net Sales and Gross Margins

     The following table illustrates sales and gross margin data from our reportable segments for the three months ended September 30, 2003 compared to the same period last year.

	Three Months Ended
	September 30,

	2003	2002

Net sales:
Men’s accessories	$29,787	$30,243
Women’s accessories	34,445	29,785

Total net sales	$64,232	$60,028

Gross margin:
Men’s accessories	$11,456	$11,079
Women’s accessories	10,174	9,706

Total gross margin	$21,630	$20,785

Gross margin as a percentage of sales:
Men’s accessories	38.5%	36.6%
Women’s accessories	29.5%	32.6%
Total	33.7%	34.6%

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

     For the three-month period ended September 30, 2003, net sales increased 7% to $64,232,000 compared to net sales of $60,028,000 for the same period last year. Net sales of men’s accessories decreased 1.5% for the three month period ended September 30, 2003 compared to the same period last year. The shortfall was attributable to lower than planned department store sales of men’s small leather goods. Net sales of women’s accessories increased 15.6% for the three month period ended September 30, 2003 compared to the same period last year. Supported by continued trends in women’s accessories, results were particularly strong in our women’s department store business with small leather goods and branded belts, such as LEVI’S® and DOCKERS®, and our ROLFS® handbags selling well. Women’s mass merchant accessories generated especially strong results through the sale of cold weather goods, and other accessories during the first quarter of fiscal 2004.

     Gross margins increased by $845,000 for the three month period ended September 30, 2003, or 4.1% compared to the same period last year. As a percentage of sales, gross margins decreased 0.9% for the three month period ended September 30, 2003, compared to the same period last year. The overall decrease was due to a greater sales mix weighted towards men’s and women’s mass merchant accessories during the first quarter of fiscal 2004, higher than anticipated women’s customer allowances, and sales of close-out inventory at lower than historical gross margins.

Operating Expenses

     Selling, general and administrative expenses for the three months ended September 30, 2003 increased by $140,000 compared to the same period last year. As a percentage of sales, selling, general and administrative expenses for the three months ended September 30, 2003 decreased by 1.4% compared to the same period last year. The decrease was due to increased mass merchant sales, lower compensation due to severance, and nonrecurring costs associated with the implementation of distribution software in our Dallas distribution center that were incurred in the same period last year.

     Depreciation and amortization expense for the three months ended September 30, 2003 decreased $42,000 compared to the same period of the prior year. The decrease was due to certain intangibles that were amortized during the prior fiscal year, having reached the end of their useful lives and becoming fully amortized.

     Interest expense for the three month period ended September 30, 2003 decreased $21,000 compared to the same period last year. This decrease primarily relates to lower debt levels compared to the same period last year.

     The effective tax rate for the three months ended September 30, 2003 was 39.4%, which is slightly above the 38.9% rate for the same period last year. The increase was due to higher foreign and state income taxes.

     Net income, before the cumulative effect of an accounting change resulting from the adoption of SFAS No. 142, for the three month period ended September 30, 2003 increased 18.8% to $2,845,000, or $.45 per diluted share, compared to net income of $2,395,000, or $.40 per diluted share, for the same period in the prior year. During the first quarter of fiscal 2003, we recorded the cumulative effect of an accounting change resulting from the adoption of SFAS No. 142 in the amount of $581,000, net of tax. Net income including the cumulative effect of the accounting change was $1,814,000, or $.30 per diluted share.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended September 30, 2003, our operating activities used cash of $8,067,000 compared to $13,320,000 used in the same period last year. The difference relates to the reduction in inventories since June 30, 2003 and the timing of fall and holiday season inventory procurement.

     Capital expenditures totaled $706,000 for the three months ended September 30, 2003, an increase of $15,000 from the same period last year. We attribute this increase to the timing of the implementation of a distribution software application implemented during the first quarter of fiscal 2004 as well as our acquisition of additional computer hardware. We anticipate that our capital expenditures for fiscal 2004 will approximate our capital investments of property and equipment for fiscal 2003. Capital commitments for the remainder of fiscal 2004 include additional expenditures related to implementation of software applications for our facilities in West Bend, Wisconsin and Yoakum, Texas, and leasehold improvements to our Dallas distribution center. We expect to fund such capital commitments through cash flows from operations and drawing on our existing credit facility.

     Generally, our primary sources of liquidity are cash flows from operations and our credit facility. We have a $60,000,000 committed secured revolving credit facility, which can be used for seasonal borrowings and letters of credit. This credit facility is secured by substantially all of our assets along with our subsidiaries’ assets and requires us to maintain certain financial covenants. If we do not maintain these covenants, our liquidity position could be adversely impacted. Our borrowings under our credit facility were $36,796,000 as of September 30, 2003, and $38,352,000 as of September 30, 2002. As of September 30, 2003, we had approximately $13,954,000 of available credit under our credit facility.

     On August 12, 2003, our board of directors declared our first quarterly dividend. The dividend of $0.025 per share was paid on October 21, 2003 to shareholders of record as of September 30, 2003. On October 15, 2003, our board of directors approved another quarterly dividend payment of $.025 per share. The dividend will be payable to shareholders of record as of the close of business on December 31, 2003 and will be paid on January 22, 2004.

     We believe we have adequate financial resources and access to sufficient credit lines to satisfy our future working capital needs.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as the business and economic environment changes. Actual results may differ from these estimates under different assumptions or conditions. The use of estimates is pervasive throughout the consolidated financial statements, but the accounting policies and estimates considered most critical are as follows:

Revenues

     We recognize revenue when merchandise is shipped, and title to the goods has passed to the customer. We record allowances, including cash discounts, in-store customer allowances, cooperative advertising allowances and customer returns, at the time the revenue is recognized based upon historical experience, current trends in the retail industry and individual customer and product experience.

     We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral. Credit losses have historically been within management’s expectations.

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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Derivatives

     Our risk management policy, as it relates to derivative investments, is to mitigate, subject to market conditions, against interest rate risk. We do not enter into any derivative investments for the purpose of speculative investment. Our overall risk management philosophy is reevaluated as business conditions arise.

SEASONALITY

     Our quarterly sales and net income results are fairly consistent throughout the fiscal year, with a seasonal increase during the second quarter.

INFLATION

     Although our operations are affected by general economic trends, we do not believe inflation has had a material effect on our operating results.

WEBSITE ACCESS TO COMPANY REPORTS

     Our website address is www.tandybrands.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed by our officers, directors and stockholders holding 10% or more of our common stock, and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industry in which we operate, management’s beliefs, and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on our behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to interest rate risk on our long-term debt. We manage our exposure to changes in interest rates. We have hedged our exposure to changes in interest rates on a portion of our variable debt by entering into an interest rate swap agreement to lock in a fixed interest rate for a portion of these borrowings. On July 1, 2001, we entered into a three-year interest rate swap agreement with Wells Fargo HSBC Trade Bank, N.A., which expires on June 27, 2004, converting $30,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90-day LIBOR rate. At September 30, 2003, the receive and pay rates related to the interest rate swap were 1.11% and 5.60%, respectively. Interest differentials paid or received under the swap agreement are reflected as an adjustment to interest expense when paid. The fair value of the swap agreement at September 30, 2003 was approximately ($1,341,000) and is included in accrued liabilities. At September 30, 2003, the balance in other comprehensive income, related to the swap agreement, was approximately ($764,000). We do not expect the potential impact of market conditions on the fair value of our indebtedness to be material.

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

     At September 30, 2003, our borrowings under our credit facility totaled $36,796,000, bearing a weighted-average interest rate of 2.75%

     In addition to interest rate risk on our long-term debt, we are also exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products. We routinely purchase leather hides during the year for use in the manufacture of men’s belts. We also purchase a substantial amount of leather items from third-party suppliers. An unanticipated material increase in the market price of leather could increase the cost of these products to us and therefore have a negative effect on our results of operations.

ITEM 4. Controls and Procedures

     We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in timely alerting them to material information (including information relating to our consolidated subsidiaries) required to be included in our Exchange Act filings.

     There has been no change in our internal control over financial reporting during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     We held our 2003 Annual Meeting of Stockholders on October 15, 2003. The stockholders voted on the re-election of Dr. James F. Gaertner, Mr. Gene Stallings, and Mr. Roger R. Hemminghaus to our board of directors to serve as Class I directors for a three year term expiring at the 2006 annual meeting of stockholders, or until each of their successors is elected and qualified. The stockholders re-elected all three directors to our board of directors. The following table indicates the number of votes cast for each director, the number of votes withheld and the number of broker non-votes with respect to the election of Dr. Gaertner, Mr. Stallings, and Mr. Hemminghaus.

	For	Withheld	Broker Non-Votes

Dr. James F. Gaertner	4,887,124	86,918	- 0 -
Mr. Roger R. Hemminghaus	4,886,624	87,418	- 0 -
Mr. Gene Stallings	4,893,996	80,046	- 0 -

          The following directors’ terms continued after the 2003 Annual Meeting:

Mr. J.S.B. Jenkins Ms. Colombe M. Nicholas Mr. C.A. Rundell, Jr.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

     A list of exhibits filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K.

     During the first quarter of fiscal 2004, we filed a Form 8-K on August 13, 2003 to report the issuance of the press release announcing our financial results for the fourth quarter and fiscal year ended June 30, 2003 and our declaration of a quarterly dividend.

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

Date: November 10, 2003

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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)

Exhibit Number and Description		Form	Date	File No.	Exhibit

10.20	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Marvin J. Girouard*	S-8	5/15/02	33-88276	10.3

10.21	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Gene Stallings*	S-8	5/15/02	33-88276	10.4

10.22	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Roger R. Hemminghaus*	S-8	5/15/02	33-88276	10.5

10.23	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	33-88276	10.6

10.24	First Amendment to Credit Agreement, dated June 28, 2002, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A.	10-K	9/27/02	0-18927	10.23

10.25	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

10.26	Tandy Brands Accessories, Inc. Supplemental Executive Retirement Plan*	10-Q	2/12/03	0-18927	10.25

10.27	Amendment No. 1 to the Tandy Brands Accessories, Inc. Stock Purchase Program*	10-Q	5/12/03	0-18927	10.27

10.28	Mid-Market Trust Agreement, dated August 19, 2001, between Tandy Brands Accessories, Inc. and State Street Bank and Trust Company, relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.28

10.29	Second Amendment to Credit Agreement, dated June 26, 2003, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A.	10-K	9/23/03	0-18927	10.29

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)

Exhibit Number and Description		Form	Date	File No.	Exhibit

10.30	Amendment No. 1 to the Tandy Brands Accessories, Inc. Supplemental Executive Retirement Plan, effective January 1, 2003*	10-K	9/23/03	0-18927	10.30

10.31	Amendments Nos. 1-3 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-K	9/23/03	0-18927	10.31

10.32	Amendment No. 3 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, effective as of July 1, 2003 *	10-K	9/23/03	0-18927	10.32

10.33	Form of Severance Agreement between Tandy Brands Accessories, Inc. and each of J.S.B. Jenkins, Stanley T. Ninemire and Mark J. Flaherty*	10-K	9/23/03	0-18927	10.33

10.34	Succession Agreement, dated July 1, 2001, between Tandy Brands Accessories, Inc. and Chase Texas, N.A. (the Former Trustee) and Comerica Bank – Texas (the Trustee), relating to the Tandy Brands Accessories, Inc. Benefit Restoration Plan*	10-K	9/23/03	0-18927	10.34

10.35	Succession Agreement, dated June 20, 2002, between Tandy Brands Accessories, Inc. and Comerica Bank – Texas, (the Trustee), relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.35

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to Rule 13a- 14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

31.2	Certification pursuant to Rule 13a- 14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

* Management contract or compensatory plan

** Filed herewith