Form 10-Q
period 2003-12-31
TANDY BRANDS ACCESSORIES INC
filed 2004-02-12
CIK 869487

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2003

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

Yes        No   X

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding
Class	at February 10, 2004
Common stock, $1.00 par value	6,262,742

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Form 10-Q
Quarter Ended December 31, 2003

Page No.

PART I — FINANCIAL INFORMATION
Item
1. Financial Statements	3 - 10
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 15
3. Quantitative and Qualitative Disclosures About Market Risk	16
4. Controls and Procedures	16
PART II — OTHER INFORMATION
Item
4. Submission of Matters to a Vote of Security Holders	17
6. Exhibits and Reports on Form 8-K	17
SIGNATURES	18
EXHIBIT INDEX	19-24

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0 -18927
Form 10-Q

Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	December 31		December 31

	2003	2002	2003	2002

Net sales	$64,159	$66,222	$128,391	$126,250
Cost of goods sold	42,078	42,993	84,680	82,236

Gross margin	22,081	23,229	43,711	44,014

Selling, general and administrative expenses	14,055	15,456	29,265	30,527
Depreciation and amortization	1,020	1,078	2,058	2,158

Total operating expenses	15,075	16,534	31,323	32,685

Operating income	7,006	6,695	12,388	11,329
Interest expense	(677)	(805)	(1,370)	(1,518)
Royalty and other income	29	45	31	46

Income before provision for income taxes and cumulative effect of accounting change	6,358	5,935	11,049	9,857
Provision for income taxes	2,449	2,308	4,295	3,835

Net income before cumulative effect of accounting change	3,909	3,627	6,754	6,022
Cumulative effect of accounting change for SFAS No. 142, net of income taxes of $369,000	—	—	—	(581)

Net income	$3,909	$3,627	$6,754	$5,441

Earnings per common share
Before cumulative effect of accounting change	$0.63	$0.61	$1.10	$1.02
Cumulative effect of accounting change	0.00	—	0.00	(0.10)

	$0.63	$0.61	$1.10	$0.92

Earnings per common share — assuming dilution
Before cumulative effect of accounting change	$0.61	$0.60	$1.07	$1.01
Cumulative effect of accounting change	0.00	0.00	0.00	(0.10)

	$0.61	$0.60	$1.07	$0.91

Common shares outstanding	6,207	5,929	6,157	5,908

Common shares outstanding — assuming dilution	6,399	6,019	6,336	5,995

Cash dividends per common share	$0.025	$0.00	$0.050	$0.00

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0 -18927
Form 10-Q

Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	December 31,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$14,025	$3,814
Accounts receivable, net	40,805	41,672
Inventories:
Raw materials and work in process	4,681	5,821
Finished goods	52,442	56,335
Deferred income taxes	4,623	4,757
Other current assets	1,685	1,250

Total current assets	118,261	113,649

Property and equipment, at cost	33,175	31,885
Accumulated depreciation	(18,666)	(17,261)

Net property and equipment	14,509	14,624

Other assets:
Goodwill	11,699	11,641
Other intangibles, less amortization	4,715	4,900
Other assets	1,353	1,716

Total other assets	17,767	18,257

	$150,537	$146,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,937	$14,522
Accrued expenses	9,484	9,996

Total current liabilities	19,421	24,518

Other liabilities:
Notes payable	30,000	30,000
Deferred income taxes	1,863	1,776
Other noncurrent liabilities	302	182

Total other liabilities	32,165	31,958

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,218,208 shares and 6,019,286 shares issued and outstanding as of December 31, 2003 and June 30, 2003, respectively	6,218	6,019
Additional paid-in capital	25,608	23,802
Cumulative other comprehensive income	(481)	(1,196)
Unearned compensation on restricted stock	(268)	—
Retained earnings	67,874	61,429

Total stockholders’ equity	98,951	90,054

	$150,537	$146,530

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0 -18927
Form 10-Q

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net income	$6,754	$5,441
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	1,962	1,983
Amortization	185	264
Amortization of debt origination costs	58	111
Deferred taxes	222	94
Cumulative effect of accounting change, net	—	581
Other	262	(592)
Change in assets and liabilities:
Accounts receivable	867	(10,462)
Inventories	5,033	(3,417)
Other assets	(449)	140
Accounts payable	(4,585)	(3,346)
Accrued expenses	(47)	1,988

Net cash provided by (used for) operating activities	10,262	(7,215)

Cash flows from investing activities:
Purchases of property and equipment	(1,569)	(1,109)

Net cash used for investing activities	(1,569)	(1,109)

Cash flows from financing activities:
Exercise of employee stock options	746	95
Sale of stock to stock purchase program	926	775
Payment of dividends	(154)
Proceeds from borrowings	36,082	43,125
Payments under borrowings	(36,082)	(39,749)

Net cash provided by financing activities	1,518	4,246

Net increase (decrease) in cash and cash equivalents	10,211	(4,078)
Cash and cash equivalents at beginning of period	3,814	6,506

Cash and cash equivalents at end of period	$14,025	$2,428

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,253	$1,012
Income taxes	2,953	2,548
Noncash activities:
Issue of restricted stock to officers	$275	none
Issue of restricted stock to directors	$58	none

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Accounting Principles

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2003 Annual Report.

Note 2 – Comprehensive Income

     The following table illustrates the components of comprehensive income, net of related tax, for the three and six months ended December 31, 2003 and 2002 (in thousands).

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income	$3,909	$3,627	$6,754	$5,441
Foreign currency translation adjustments	214	34	206	(235)
Fair value of interest rate swap	255	74	509	(224)

Comprehensive income	$4,378	$3,735	$7,469	$4,982

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months		Six Months
	Ended		Ended
	December 31		December 31

	2003	2002	2003	2002

Numerator for basic and diluted earnings per share:
Net income before cumulative effect of accounting change	$3,909	$3,627	$6,754	$6,022
Cumulative effect of accounting change for SFAS No. 142, net of income taxes	—	—	—	(581)

Net income	$3,909	$3,627	$6,754	$5,441

Denominator:
Weighted average shares outstanding	6,187	5,913	6,137	5,892
Contingently issuable shares	20	16	20	16

Denominator for basic earnings per share — weighted average shares	6,207	5,929	6,157	5,908
Effect of dilutive securities:
Employee stock options	160	66	149	73
Director stock options	32	24	30	14

Dilutive potential common shares	192	90	179	87
Denominator for diluted earnings per share — adjusted weighted average shares	6,399	6,019	6,336	5,995

Earnings per common share
Before cumulative effect of accounting change	$0.63	$0.61	$1.10	$1.02
Cumulative effect of accounting change	—	—	—	(0.10)

	$0.63	$0.61	$1.10	$0.92

Earnings per common share — assuming dilution
Before cumulative effect of accounting change	$0.61	$0.60	$1.07	$1.01
Cumulative effect of accounting change	—	—	—	(0.10)

	$0.61	$0.60	$1.07	$0.91

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 – Disclosures about Segments of an Enterprise and Related Information

     We sell our products to a variety of retail outlets, including mass merchants, national chain stores, major department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military. Our company and our corresponding customer relationships are organized along men’s and women’s product lines. As a result, we have two reportable segments: (1) men’s accessories, consisting of belts, wallets, suspenders and other small leather goods, and (2) women’s accessories, consisting of belts, wallets, handbags, socks, scarves, hats and hair accessories. General corporate expenses are allocated to each segment based on the respective segment’s asset base. Depreciation and amortization expense related to assets recorded on our corporate accounting records are allocated to each segment as described above. Management measures profit or loss on each segment based upon income or loss before taxes utilizing the accounting policies consistent in all material respects with those described in Note 1 of our 2003 Annual Report. No inter-segment revenue is recorded.

     The following table sets forth information regarding operations and assets by reportable segment (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenue from external customers:
Men’s accessories	$31,774	$30,605	$61,561	$60,848
Women’s accessories	32,385	35,617	66,830	65,402

	$64,159	$66,222	$128,391	$126,250

Operating income (1):
Men’s accessories	4,573	3,162	7,758	5,667
Women’s accessories	2,433	3,533	4,630	5,662

	$7,006	$6,695	$12,388	$11,329

Interest expense	(677)	(805)	(1,370)	(1,518)
Other income (2)	29	45	31	46

Income before income taxes and cumulative effect of accounting change	$6,358	$5,935	$11,049	$9,857

Depreciation and amortization expense:
Men’s accessories	$514	$586	$1,074	$1,186
Women’s accessories	506	492	984	972

	$1,020	$1,078	$2,058	$2,158

Capital expenditures:
Men’s accessories	$—	$47	$7	$203
Women’s accessories	132	33	496	145
Corporate	731	338	1,066	761

	$863	$418	$1,569	$1,109

(1)	Operating income consists of net sales less cost of sales and specifically identifiable selling, general and administrative expenses.

(2)	Other income includes royalty income on corporate tradenames and other income not specifically identifiable to a segment.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Goodwill and Other Intangible Assets

     Effective July 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. Using the SFAS No. 142 approach, we recorded a transitional goodwill impairment charge during the first quarter of fiscal 2003 of $950,000 ($581,000 net of tax), presented as a cumulative effect of accounting change. This charge related to our women’s accessories segment of products.

Note 6 – Stock-Based Compensation

     We may, with the approval of our board of directors, grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, we recognize no compensation expense for the stock option grants. The following table reflects the impact on net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation for the three and six-month periods ended December 31, 2003 and 2002:

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income:
As reported, excluding compensation expense	3,951	$3,627	6,819	$5,441
Deduct: compensation expense	(42)	—	(65)	—

As reported	3,909	3,627	6,754	5,441
Deduct: stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value-based method had been applied to all awards	(120)	(124)	(237)	(248)

Pro forma	$3,789	$3,503	$6,517	$5,193

Earnings per share:
As reported	$0.63	$0.61	$1.10	$0.92
Pro forma	$0.61	$0.59	$1.06	$0.88
Earnings per share—assuming dilution:
As reported	$0.61	$0.60	$1.07	$0.91
Pro forma	$0.59	$0.58	$1.03	$0.87

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Stock-Based Compensation (continued)

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2004 and 2003: dividend yield of 1.0% for 2004 and 0.0% for 2003; expected volatility of .238% and .270% for 2004 and 2003, respectively; a risk-free interest rate of 5.25% for fiscal 2004 and 2003; and an expected holding period of seven years. Using these assumptions for the options granted during the first six months of fiscal 2004 and 2003, the weighted-average grant date fair value of such options ranged from $3.83 to $5.27 for each period.

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

     On October 15, 2003, our directors were awarded a total of 3,720 shares of restricted stock. The shares will become fully vested on October 15, 2006, with one-third of the shares vesting on each anniversary of the date of grant. Generally, upon the death, disability, resignation, or termination of a director, that director’s shares become fully vested. These shares of stock, while not transferable, bear rights of ownership, including voting and dividend rights, during the vesting period. Unearned compensation in the amount of $58,000 was recorded during the quarter ended December 31, 2003. Compensation expense of approximately $19,000 was recorded during the second quarter of fiscal 2004.

Note 7 – Employee Benefit Plans

     On July 1, 2003, our executive officers were awarded a total of 22,800 shares of restricted stock. The shares will become fully vested on July 1, 2006. These shares of stock, while not transferable, bear rights of ownership, including voting and dividend rights, during the three year vesting period. There are no performance requirements related to vesting, only continued employment through the vesting date. Unearned compensation in the amount of $275,000 was recorded during the quarter ended September 30, 2003. Compensation expense of approximately $23,000 per quarter will be recorded through June 30, 2006.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     Tandy Brands Accessories, Inc. is a leading designer, manufacturer and marketer of branded men’s, women’s and children’s accessories, including belts and small leather goods, such as wallets. Our product line also includes handbags, socks, scarves, gloves, hats, hair accessories, suspenders, cold weather accessories and sporting goods accessories. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including DOCKERS®, LEVI’S®, LEVI STRAUSS SIGNATURE™, JONES NEW YORK®, ROLFS®, HAGGAR®, WOOLRICH®, JORDACHE®, BUGLE BOY®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, AMITY®, COLETTA®, STAGG®, ACCESSORY DESIGN GROUP®, and TIGER®, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalogs, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military.

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2003 Compared to the Three and Six Months Ended December 31, 2002

Net Sales and Gross Margins

     The following table illustrates sales and gross margin data from our reportable segments for the three and six months ended December 31, 2003 compared to the same period last year.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net sales:
Men’s accessories	$31,774	$30,605	$61,561	$60,848
Women’s accessories	32,385	35,617	66,830	65,402

Total net sales	$64,159	$66,222	$128,391	$126,250

Gross margin:
Men’s accessories	$11,812	$11,883	$23,268	$22,962
Women’s accessories	10,269	11,346	20,443	21,052

Total gross margin	$22,081	$23,229	$43,711	$44,014

Gross margin as a percentage of sales:
Men’s accessories	37.2%	38.8%	37.8%	37.7%
Women’s accessories	31.7%	31.9%	30.6%	32.2%
Total	34.4%	35.1%	34.0%	34.9%

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

     For the three-month period ended December 31, 2003, net sales decreased 3.1% to $64,159,000 compared to net sales of $66,222,000 for the same period last year. Net sales of men’s accessories increased 3.8% for the three- month period ended December 31, 2003 compared to the same period last year. Increased sales of both belts and small leather goods contributed to the higher sales in the men’s division for the quarter. Net sales of women’s accessories decreased 9.1% for the three-month period ended December 31, 2003 compared to the same period last year. The decrease was attributable to lower fashion trend accessory sales as well as lower replenishment orders of women’s mass merchant accessories due to soft retail sales during the Christmas holiday season. Given the trend experienced during the second quarter of fiscal 2004, we anticipate that similar sales conditions will continue during the third quarter of fiscal 2004. For the six-month period ending December 31, 2003, net sales increased 1.7% to $128,391,000 compared to net sales of $126,250,000 during the same period last year due to the strong sales performance by women’s mass merchant accessories during the first quarter. Men’s accessory sales increased 1.2% to $61,561,000 for the first six months of this year compared to $60,848,000 for the same period last year. Women’s accessory sales increased 2.2% to $66,830,000 compared to $65,402,000 for the same period last year.

     Gross margins decreased by $1,148,000 for the three-month period ended December 31, 2003, or 4.9% compared to the same period last year. As a percentage of sales, gross margins decreased 0.7% for the three-month period ended December 31, 2003, compared to the same period last year. For the six-month period ended December 31, 2003, gross margins decreased $303,000, or 0.7%. As a percentage of sales, gross margins decreased 0.9% for the period ended December 31, 2003, compared to the same period last year. The overall decrease was due to a greater sales mix weighted towards men’s and women’s mass merchant accessories during the two quarters of fiscal 2004, higher than anticipated customer allowances, and increased direct sales, which have lower than historical gross margins, of women’s mass merchant fashion accessories. Although we anticipate gross margin percentages to approximate historical levels in future periods, any material changes in sales mix, such as higher mass merchant accessory sales or direct shipments could lower our gross margin percentages during a particular season.

Operating Expenses

     Selling, general and administrative expenses for the three months ended December 31, 2003, decreased by $1,401,000 compared to the same period last year. As a percentage of sales, selling, general and administrative expenses for the three months ended December 31, 2003 decreased by 1.4% compared to the same period last year. For the six-month period ended December 31, 2003, selling, general and administrative expenses decreased by 4.1% compared to the same period last year. The overall decrease was due to lower advertising expense and a bad debt recovery, occurring during the second quarter of fiscal 2004, of approximately $651,000 arising from a customer’s bankruptcy court settlement and payment of accounts receivable previously reserved by the company.

     Depreciation and amortization expense decreased by $58,000 and $100,000, respectively, for the three and six months ended December 31, 2003, compared to the same periods of the previous year. The decrease for both periods was due to certain intangibles that were fully amortized during the prior fiscal year having reached the end of their useful lives.

     Interest expense for the three and six-month periods ended December 31, 2003, decreased $128,000 and $148,000, respectively, compared to the same periods last year. This overall decrease primarily relates to lower debt levels as well as lower interest rates compared to the same periods last year.

     The effective tax rate for the six months ended December 31, 2003, was 38.9%, which approximates the effective tax rate for last year.

     Net income for the three-month period ended December 31, 2003, increased 7.8% to $3,909,000, or $.61 per diluted share, compared to net income of $3,627,000, or $.60 per diluted share for the same period last year. Net income, before the cumulative effect of an accounting change resulting from the adoption of SFAS No. 142, for the six-month period ended December 31, 2003, increased to $6,754,000, or $1.07 per diluted share, compared to net income of $6,022,000, or $1.01 per diluted share, for the same period last year. During the first quarter of fiscal 2003, we recorded the cumulative effect of an accounting change resulting from the adoption of SFAS No. 142 in the amount of $581,000, net of tax. Net income including the cumulative effect of the accounting change was $5,441,000, or $.91 per diluted share.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended December 31, 2003, our operating activities provided cash of $10,262,000 compared to $7,215,000 used in the same period last year. The increase in cash is due to lower inventory procurement for the third quarter of fiscal 2004 and the timing of cash receipts from customers. We anticipate the trend of positive cash flows to continue with seasonal uses of cash in the spring of fiscal 2004 as inventory procurement increases.

     Capital expenditures totaled $1,569,000 for the six months ended December 31, 2003, an increase of $460,000 from the same period last year. We attribute this increase to the implementation of a distribution software application during the first six months of fiscal 2004 as well as our acquisition of additional computer hardware. We anticipate that our capital expenditures for fiscal 2004 will approximate our capital investments of property and equipment for fiscal 2003. Capital commitments for the remainder of fiscal 2004 include additional expenditures related to implementation of software applications for our facilities in West Bend, Wisconsin, and Yoakum, Texas, and leasehold improvements to our Dallas distribution center and our corporate offices. We expect to fund such capital commitments from our working capital and by drawing on our existing credit facility.

     Generally, our primary sources of liquidity are cash flows from operations and our credit facility. We have a $60,000,000 committed secured revolving credit facility, which can be used for seasonal borrowings and letters of credit. This credit facility is secured by substantially all of our assets along with our subsidiaries’ assets and requires us to maintain certain financial covenants. If we do not comply with these covenants, our liquidity position could be adversely impacted. Our borrowings under our credit facility were $30,000,000 and $33,376,000 as of December 31, 2003, and 2002, respectively. As of December 31, 2003, we had approximately $24,124,000 of available credit under our credit facility and cash on hand of approximately $14,025,000.

     During fiscal 2004, we declared dividends as set forth in the following table:

		Payable	Dividend
Declaration Date	Record Date	Date	per Share

August 12, 2003	September 30, 2003	October 21, 2003	$0.025
October 15, 2003	December 31, 2003	January 22, 2004	$0.025
January 22, 2004	March 31, 2004	April 20, 2004	$0.025

     We believe we have adequate financial resources and access to sufficient credit lines to satisfy our future working capital needs.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

     On January 31, 2004, we signed a new lease agreement on our corporate office facilities in Arlington, Texas. The lease term is for sixty-seven months and commits us to an average monthly rental expense of $51,654 per month. Except for the new office lease agreement, there have been no material changes outside the ordinary course of our business in any contractual obligations, contingent liabilities, or commitments since June 30, 2003.

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

Revenues

     We recognize revenue when merchandise is shipped and title to the goods has passed to the customer. We record allowances, including cash discounts, in-store customer allowances, cooperative advertising allowances and customer returns, at the time the revenue is recognized based upon historical experience, current trends in the retail industry and individual customer and product experience.

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

Goodwill

     We adopted the provisions of SFAS No. 142, effective July 1, 2002. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. The SFAS No. 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to it to its carrying value. We estimate the fair value of a reporting unit using a discounted cash flow analysis. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment.

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

SEASONALITY

     Historically, our quarterly sales and net income results are fairly consistent throughout the fiscal year, with a seasonal increase during the second quarter. Although this trend did not occur during the second quarter of fiscal 2004, we anticipate that future seasonality will return to historical trends.

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements that are based on current expectations, estimates and projections about the industry in which we operate, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to interest rate risk on our long-term debt. We manage our exposure to changes in interest rates. On July 1, 2001, we entered into a three-year interest rate swap agreement with Wells Fargo HSBC Trade Bank, N.A., which expires on June 27, 2004, converting $30,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90-day LIBOR rate. At December 31, 2003, the receive and pay rates related to the interest rate swap were 1.16% and 5.60%, respectively. Interest differentials paid or received under the swap agreement are reflected as an adjustment to interest expense when paid. The fair value of the swap agreement at December 31, 2003 was approximately ($993,000) and is included in accrued liabilities. At December 31, 2003, the balance in other comprehensive income, related to the swap agreement, was approximately ($509,000). We do not expect the potential impact of market conditions on the fair value of our indebtedness to be material.

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

     At December 31, 2003, our borrowings under our credit facility totaled $30,000,000, bearing a weighted-average interest rate of 2.62%

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

     There has been no change in our internal control over financial reporting during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     We held our 2003 Annual Meeting of Stockholders on October 15, 2003. The stockholders voted on the re-election of Dr. James F. Gaertner, Mr. Gene Stallings, and Mr. Roger R. Hemminghaus to our board of directors to serve as Class I directors for a three-year term expiring at the 2006 annual meeting of stockholders, or until each of their successors is elected and qualified. The stockholders re-elected all three directors to our board of directors. The following table indicates the number of votes cast for each director, the number of votes withheld and the number of broker non-votes with respect to the election of Dr. Gaertner, Mr. Stallings, and Mr. Hemminghaus.

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

(b) Reports on Form 8-K.

     During the second quarter of fiscal 2004, we filed a Form 8-K on October 21, 2003 to report the issuance of the press release announcing our financial results for the first quarter of fiscal 2004 and our declaration of a quarterly dividend.

     During January 2004, we filed a Form 8-K on

•	January 20, 2004 to report the issuance of the press release announcing our financial results for the second quarter of fiscal 2004, and

•	January 23, 2004 to report the issuance of the press release announcing the declaration of a quarterly dividend.

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

Date: February 12, 2004

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)

Exhibit Number and Description		Form	Date	File No.	Exhibit

(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

3.2	Bylaws of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.2

3.3	Amendment No. 1 to Bylaws of Tandy Brands Accessories, Inc.	10-Q	5/10/02	0-18927	3.3

(4) Instruments defining the rights of security holders, including indentures

4.1	Certificate of Designations, Powers, Preferences, and Rights of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	S-1	12/31/90	33-37588	4.1

4.2	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/31/90	33-37588	4.2

4.3	Form of Preferred Share Purchase Rights Certificate of Tandy Brands Accessories, Inc.	S-1	12/31/90	33-37588	4.3

4.4	Form of Rights Certificate of Tandy Brands Accessories, Inc.	8-K	11/02/99	0-18927	4

4.5	Amended and Restated Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Bank Boston, N.A	8-K	11/02/99	0-18927	4

4.6	Amendment to Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Fleet National Bank (f.k.a. Bank Boston, N.A.)	10-Q	05/10/02	0-18927	4.7

(10) Material Contracts

10.1	Tandy Brands Accessories, Inc. 1991 Stock Option Plan*	S-1	11/02/90	33-37588	10.8

10.2	Form of Stock Option Agreement — 1991 Stock Option Plan*	S-1	11/02/90	33-37588	10.9

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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)

Exhibit Number and Description		Form	Date	File No.	Exhibit

10.20	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Marvin J. Girouard*	S-8	5/15/02	33-88276	10.3

10.21	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Gene Stallings*	S-8	5/15/02	33-88276	10.4

10.22	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Roger R. Hemminghaus*	S-8	5/15/02	33-88276	10.5

10.23	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	33-88276	10.6

10.24	First Amendment to Credit Agreement, dated June 28, 2002, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A	10-K	9/27/02	0-18927	10.23

10.25	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

10.26	Tandy Brands Accessories, Inc. Supplemental Executive Retirement Plan*	10-Q	2/12/03	0-18927	10.25

10.27	Amendment No. 1 to the Tandy Brands Accessories, Inc. Stock Purchase Program*	10-Q	5/12/03	0-18927	10.27

10.28	Mid-Market Trust Agreement, dated August 19, 2001, between Tandy Brands Accessories, Inc. and State Street Bank and Trust Company, relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.28

10.29	Second Amendment to Credit Agreement, dated June 26, 2003, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A	10-K	9/23/03	0-18927	10.29

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)

Exhibit Number and Description		Form	Date	File No.	Exhibit

10.30	Amendment No. 1 to the Tandy Brands Accessories, Inc. Supplemental Executive Retirement Plan, effective January 1, 2003*	10-K	9/23/03	0-18927	10.30

10.31	Amendments Nos. 1-3 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-K	9/23/03	0-18927	10.31

10.32	Amendment No. 3 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, effective as of July 1, 2003 *	10-K	9/23/03	0-18927	10.32

10.33	Form of Severance Agreement between Tandy Brands Accessories, Inc. and each of J.S.B. Jenkins, Stanley T. Ninemire and Mark J. Flaherty*	10-K	9/23/03	0-18927	10.33

10.34	Succession Agreement, dated July 1, 2001, between Tandy Brands Accessories, Inc. and Chase Texas, N.A. (the Former Trustee) and Comerica Bank – Texas (the Trustee), relating to the Tandy Brands Accessories, Inc. Benefit Restoration Plan*	10-K	9/23/03	0-18927	10.34

10.35	Succession Agreement, dated June 20, 2002, between Tandy Brands Accessories, Inc. and Comerica Bank – Texas, (the Trustee), relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.35

10.36	Office Lease Agreement dated January 31, 2004 between Koll Bren Fund VI, LP and Tandy Brands Accessories, Inc. relating to the corporate office**	N/A	N/A	N/A	N/A

10.37	Amendment No. 2 to the Tandy Brands Accessories, Inc. Stock Purchase Program effective May 23, 1998 * **	N/A	N/A	N/A	N/A

10.38	Amendment No. 4 to the Tandy Brands Accessories, Inc. Employees Investment Plan dated December 22, 2003 * **	N/A	N/A	N/A	N/A

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Incorporated by Reference
(if applicable)

Exhibit Number and Description			Form	Date	File No.	Exhibit

(31)		Rule 13a-14(a)/15d-14(a) Certifications	N/A	N/A	N/A	N/A

	31.1	Certification pursuant to Rule 13a- 14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification pursuant to Rule 13a- 14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32)		Section 1350 Certifications

	32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith