Form 10-Q
period 2004-03-31
TANDY BRANDS ACCESSORIES INC
filed 2004-05-12
CIK 869487

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

Yes [   ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding
Class	at May 10, 2004

Common stock, $1.00 par value	6,289,770

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Form 10-Q
Quarter Ended March 31, 2004

Page No.
PART I — FINANCIAL INFORMATION
Item
1. Financial Statements	3-10
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15
3. Quantitative and Qualitative Disclosures About Market Risk	16
4. Controls and Procedures	16
PART II — OTHER INFORMATION
Item
6. Exhibits and Reports on Form 8-K	17
SIGNATURES	18
EXHIBIT INDEX	19-24
Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Section 1350 Certifications - CEO & CFO

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0-18927
Form 10 - Q

Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31
	2004	2003	2004	2003
Net sales	$42,560	$47,011	$170,951	$173,261
Cost of goods sold	27,177	30,499	111,857	112,735

Gross margin	15,383	16,512	59,094	60,526

Selling, general and administrative expenses	13,594	13,092	42,859	43,620
Depreciation and amortization	992	1,071	3,050	3,229

Total operating expenses	14,586	14,163	45,909	46,849

Operating income	797	2,349	13,185	13,677
Interest expense	(596)	(670)	(1,966)	(2,187)
Royalty and other income	24	15	55	61

Income before provision for income taxes and cumulative effect of accounting change	225	1,694	11,274	11,551
Provision for income taxes	93	662	4,388	4,497

Net income before cumulative effect of accounting change	132	1,032	6,886	7,054
Cumulative effect of accounting change for SFAS No. 142, net of income taxes of $369,000	—	—	—	(581)

Net income	$132	$1,032	$6,886	$6,473

Earnings per common share
Before cumulative effect of accounting change	$0.02	$0.17	$1.11	$1.19
Cumulative effect of accounting change	0.00	0.00	0.00	(0.10)

	$0.02	$0.17	$1.11	$1.09

Earnings per common share - assuming dilution
Before cumulative effect of accounting change	$0.02	$0.17	$1.08	$1.18
Cumulative effect of accounting change	0.00	0.00	0.00	(0.10)

	$0.02	$0.17	$1.08	$1.08

Common shares outstanding	6,283	5,976	6,199	5,930

Common shares outstanding - assuming dilution	6,430	6,069	6,367	6,020

Cash dividends per common share	$0.025	$0.00	$0.075	$0.00

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0-18927
Form 10 - Q

Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31,	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$23,013	$3,814
Accounts receivable, net	35,214	41,672
Inventories:
Raw materials and work in process	4,859	5,821
Finished goods	45,519	56,335
Deferred income taxes	4,316	4,757
Other current assets	1,159	1,250

Total current assets	114,080	113,649

Property and equipment, at cost	34,085	31,885
Accumulated depreciation	(19,463)	(17,261)

Net property and equipment	14,622	14,624

Other assets:
Goodwill	11,682	11,641
Other intangibles, less amortization	4,625	4,900
Other assets	1,303	1,716

Total other assets	17,610	18,257

	$146,312	$146,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,139	$14,522
Accrued expenses	7,748	9,996

Total current liabilities	13,887	24,518

Other liabilities:
Notes payable	30,000	30,000
Deferred income taxes	2,074	1,776
Other noncurrent liabilities	206	182

Total other liabilities	32,280	31,958

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,280,746 shares and 6,019,286 shares issued and outstanding as of March 31, 2004 and June 30, 2003, respectively	6,281	6,019
Additional paid-in capital	26,564	23,802
Cumulative other comprehensive income	(324)	(1,196)
Unearned compensation on restricted stock	(226)	—
Retained earnings	67,850	61,429

Total stockholders’ equity	100,145	90,054

	$146,312	$146,530

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0-18927
Form 10 - Q

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$6,886	$6,473
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	2,907	2,970
Amortization	275	394
Amortization of debt origination costs	87	167
Deferred taxes	739	9
Cumulative effect of accounting change, net	—	581
Other	(119)	(301)
Change in assets and liabilities:
Accounts receivable	6,458	(11,243)
Inventories	11,778	(7,715)
Other assets	(41)	227
Accounts payable	(8,383)	(5,226)
Accrued expenses	(1,221)	1,069

Net cash provided by (used for) operating activities	19,366	(12,595)

Cash flows from investing activities:
Purchases of property and equipment	(2,549)	(1,390)

Net cash used for investing activities	(2,549)	(1,390)

Cash flows from financing activities:
Exercise of employee stock options	1,390	242
Sale of stock to stock purchase program	1,301	1,079
Payment of dividends	(309)	—
Proceeds from borrowings	36,627	59,096
Payments under borrowings	(36,627)	(50,906)

Net cash provided by financing activities	2,382	9,511

Net increase (decrease) in cash and cash equivalents	19,199	(4,474)
Cash and cash equivalents at beginning of period	3,814	6,506

Cash and cash equivalents at end of period	$23,013	$2,032

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,826	$1,933
Income taxes	3,589	3,578
Noncash activities:
Issue of restricted stock to officers	$275	none
Issue of restricted stock to directors	$58	none

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Accounting Principles

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2003 Annual Report.

Note 2 – Comprehensive Income

     The following table illustrates the components of comprehensive income, net of related tax, for the three and nine months ended March 31, 2004 and 2003 (in thousands).

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income	$132	$1,032	$6,886	$6,473
Foreign currency translation adjustments	(98)	344	108	109
Fair value of interest rate swap	255	99	764	(125)

Comprehensive income	$289	$1,475	$7,758	$6,457

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2004	2003	2004	2003
Numerator for basic and diluted earnings per share:
Net income before cumulative effect of accounting change	$132	$1,032	$6,886	$7,054
Cumulative effect of accounting change for SFAS No. 142, net of income taxes	—	—	—	(581)

Net income	$132	$1,032	$6,886	$6,473

Denominator:
Weighted average shares outstanding	6,262	5,958	6,179	5,913
Contingently issuable shares	21	18	20	17

Denominator for basic earnings per share - weighted average shares	6,283	5,976	6,199	5,930
Effect of dilutive securities:
Employee stock options	120	76	139	74
Director stock options	27	17	29	16

Dilutive potential common shares	147	93	168	90
Denominator for diluted earnings per share - adjusted weighted average shares	6,430	6,069	6,367	6,020

Earnings per common share
Before cumulative effect of accounting change	$0.02	$0.17	$1.11	$1.19
Cumulative effect of accounting change	—	—	—	(0.10)

	$0.02	$0.17	$1.11	$1.09

Earnings per common share - assuming dilution
Before cumulative effect of accounting change	$0.02	$0.17	$1.08	$1.18
Cumulative effect of accounting change	—	—	—	(0.10)

	$0.02	$0.17	$1.08	$1.08

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

     The following table sets forth information regarding operations and assets by reportable segment (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenue from external customers:
Men’s accessories	$24,305	$22,288	$85,866	$83,136
Women’s accessories	18,255	24,723	85,085	90,125

	$42,560	$47,011	$170,951	$173,261

Operating income/(loss) (1):
Men’s accessories	1,876	1,167	9,634	6,696
Women’s accessories	(1,079)	1,182	3,551	6,981

	$797	$2,349	$13,185	$13,677

Interest expense	(596)	(670)	(1,966)	(2,187)
Other income (2)	24	15	55	61

Income before income taxes and cumulative effect of accounting change	$225	$1,694	$11,274	$11,551

Depreciation and amortization expense:
Men’s accessories	$521	$596	$1,595	$1,799
Women’s accessories	471	475	1,455	1,430

	$992	$1,071	$3,050	$3,229

Capital expenditures:
Men’s accessories	$331	$46	$338	$249
Women’s accessories	456	32	952	177
Corporate	193	203	1,259	964

	$980	$281	$2,549	$1,390

(1)	Operating income/(loss) consists of net sales less cost of sales and specifically identifiable selling, general and administrative expenses.

(2)	Other income includes royalty income on corporate tradenames and other income not specifically identifiable to a segment.

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

Note 6 – Stock-Based Compensation

     We may, with the approval of our board of directors, grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, we recognize no compensation expense for the stock option grants. The following table reflects the impact on net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation for the three and nine-month periods ended March 31, 2004 and 2003:

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31,
	2004	2003	2004	2003
Net income:
As reported	132	$1,032	6,886	$6,473
Stock-based compensation expense	42	—	107	—

Net income	174	1,032	6,993	6,473
Compensation expense per SFAS 123	(161)	(124)	(463)	(372)

Pro forma	$13	$908	$6,530	$6,101

Earnings per share:
As reported	$0.02	$0.17	$1.11	$1.09
Pro forma	$0.00	$0.15	$1.05	$1.03
Earnings per share-assuming dilution:
As reported	$0.02	$0.17	$1.08	$1.08
Pro forma	$0.00	$0.15	$1.03	$1.01

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Stock-Based Compensation (continued)

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2004 and 2003: dividend yield of 1.0% for 2004 and 0.0% for 2003; expected volatility of .238% and .270% for 2004 and 2003, respectively; a risk-free interest rate of 5.25% for fiscal 2004 and 2003; and an expected holding period of seven years. Using these assumptions for the options granted during the first nine months of fiscal 2004 and 2003, the weighted-average grant date fair value of such options ranged from $3.83 to $5.27 for each period, respectively.

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

     On October 15, 2003, our directors were awarded a total of 3,720 shares of restricted stock. The shares will become fully vested on October 15, 2006, with one-third of the shares vesting on each anniversary of the date of grant. Generally, upon the death, disability, resignation, or termination of a director, that director’s shares become fully vested. These shares of stock, while not transferable, bear rights of ownership, including voting and dividend rights, during the vesting period. Unearned compensation in the amount of $58,000 was recorded during the quarter ended December 31, 2003. Compensation expense of approximately $19,000 and $38,000 was recorded during the quarter and nine months ending March 31, 2004, respectively.

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

OVERVIEW

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

     During the third quarter of fiscal 2004, men’s accessories net sales were up 9% from last year, reflecting a strong performance in our men’s and boys’ product categories. Sales of women’s accessories were lower than expected due to a challenging market for women’s mass merchant fashion accessories. Our balance sheet performance was above expectation during the third quarter, with improved positions in accounts receivable and inventory driving strong cash flow. Although the continued downward pressure on retail inventory levels by major retailers is expected to impact fourth quarter sales, resulting in lower sales and earnings compared to last year, we anticipate a return to normalized sales and earnings growth during the course of the upcoming fiscal year.

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2004 Compared to the Three and Nine Months Ended March 31, 2003

Net Sales and Gross Margins

     The following table illustrates sales and gross margin data from our reportable segments for the three and nine months ended March 31, 2004 compared to the same period last year.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			% Increase			% Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
Net sales:
Men’s accessories	$24,305	$22,288	9.0%	$85,866	$83,136	3.3%
Women’s accessories	18,255	24,723	(26.2)%	85,085	90,125	(5.6)%

Total net sales	$42,560	$47,011	(9.5)%	$170,951	$173,261	(1.3)%

Gross margin:
Men’s accessories	$9,786	$8,426	16.1%	$33,054	$31,388	5.3%
Women’s accessories	5,597	8,086	(30.8)%	26,040	29,138	(10.6)%

Total gross margin	$15,383	$16,512	(6.8)%	$59,094	$60,526	(2.4)%

Gross margin as a percentage of sales:
Men’s accessories	40.3%	37.8%		38.5%	37.8%
Women’s accessories	30.7%	32.7%		30.6%	32.3%
Total	36.1%	35.1%		34.6%	34.9%

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

     For the three-month period ended March 31, 2004, net sales decreased 9.5% compared to net sales for the same period last year. Net sales of men’s accessories increased 9.0% for the quarter compared to the same period last year due to increased sales of both belts and small leather goods. Net sales of women’s accessories decreased 26.2% for the quarter compared to the same period last year primarily due to lower mass merchant accessory sales. The shortfall in our women’s mass merchant category was due to downward pressure on inventory replenishment by mass merchant customers as well as fewer new fashion trend items compared to the same period in the prior year. Due to continued competitive market pressures and fewer item-driven trends, we anticipate that similar sales conditions will continue during the fourth quarter of fiscal 2004. For the nine-month period ending March 31, 2004, net sales decreased 1.3% compared to the same period last year due to the weak sales performance by women’s mass merchant accessories during the second and third quarter. Although men’s accessory sales increased 3.3% during the first nine months of this year, women’s accessory sales decreased 5.6% compared to the same period last year.

     As a percentage of sales, gross margins increased 1.0% for the three-month period ended March 31, 2004, compared to the same period last year due primarily to a change in the mix of men’s accessories and women’s mass merchant accessories. As a percentage of sales, gross margins decreased 0.3% for the nine-month period ended March 31, 2004 compared to the same period last year. The overall decrease was due to a greater sales mix weighted towards men’s and women’s mass merchant accessories during the first two quarters of fiscal 2004, higher than anticipated customer allowances, and increased direct sales, which have lower than historical gross margins, of women’s mass merchant fashion accessories. Although we anticipate gross margin percentages to approximate historical levels in future periods, any material changes in sales mix, such as higher mass merchant accessory sales or direct shipments could lower our gross margin percentages during a particular season.

Operating Expenses

     Selling, general and administrative expenses for the three months ended March 31, 2004, increased compared to the same period last year due to higher professional fees and salary costs related to the implementation of new software at our West Bend, Wisconsin distribution facility. For the nine months ended March 31, 2004 selling, general and administrative expenses decreased compared to the same period last year. This decrease was due primarily to a bad debt recovery during the second quarter of fiscal 2004, of approximately $651,000, arising from a customer’s bankruptcy court settlement and payment of accounts receivable previously reserved by the company.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
			% Increase			% Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
Selling, general & administrative expenses:
Men’s accessories	$7,389	$6,678	10.6%	$21,703	$22,561	(3.8)%
Women’s accessories	6,205	6,414	(3.3)%	21,156	21,059	0.5%

	$13,594	$13,092	3.8%	$42,859	$43,620	(1.7)%

Depreciation and amortization expense:
Men’s accessories	$521	$596	(12.6)%	$1,595	$1,799	(11.3)%
Women’s accessories	471	475	(0.8)%	1,455	1,430	1.7%

	$992	$1,071	(7.4)%	$3,050	$3,229	(5.5)%

Interest expense	$596	$670	(11.0)%	$1,966	$2,187	(10.1)%

     Depreciation and amortization expense decreased for the three and nine months ended March 31, 2004, compared to the same periods of the previous year. The decrease for both periods was due to certain intangibles that were fully amortized during the prior fiscal year having reached the end of their useful lives.

     Interest expense for the three and nine-month periods ended March 31, 2004, decreased $74,000 and $221,000, respectively, compared to the same periods last year. This overall decrease primarily relates to lower debt levels as well as lower interest rates compared to the same periods last year.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

     The effective tax rate for the nine months ended March 31, 2004, was 38.9%, which approximates the effective tax rate for the same period last year.

     Net income for the three-month period ended March 31, 2004, decreased to $132,000, or $.02 per diluted share, compared to net income of $1,032,000, or $.17 per diluted share for the same period last year. For the nine-month period ended March 31, 2004, net income decreased to $6,886,000, or $1.08 per diluted share, compared to net income of $7,054,000, or $1.18 per diluted share, before the cumulative effect of an accounting change resulting from the adoption of SFAS No. 142, for the same period last year. During the first quarter of fiscal 2003, we recorded the cumulative effect of an accounting change resulting from the adoption of SFAS No. 142 in the amount of $581,000, net of tax. Net income including the cumulative effect of the accounting change was $6,473,000 or $1.08 per diluted share for the nine-month period ending March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended March 31, 2004, our operating activities provided cash of $19,366,000 compared to $12,595,000 used in the same period last year. The increase in cash is due to lower inventory procurement for the third quarter of fiscal 2004 and the timing of cash receipts from customers. We anticipate the trend of positive cash flows to continue with seasonal uses of cash during the fourth quarter of fiscal 2004 as inventory procurement increases.

     Capital expenditures totaled $2,549,000 for the nine months ended March 31, 2004, an increase of $1,159,000 from the same period last year. We attribute this increase to the implementation of a new software application at our facility in West Bend, Wisconsin during the first nine months of fiscal 2004 as well as our acquisition of additional computer hardware and leasehold improvements at our distribution facility in Dallas, Texas. Capital commitments for the remainder of fiscal 2004 include additional expenditures related to the software implementation and leasehold improvements to our Dallas distribution center and our corporate offices. We anticipate that our total capital expenditures for the fiscal year ending June 30, 2004 will be approximately $3,500,000. We expect to fund such capital commitments from our working capital and by drawing on our existing credit facility.

     Generally, our primary sources of liquidity are cash flows from operations and our credit facility. We have a $60,000,000 committed secured revolving credit facility, which can be used for seasonal borrowings and letters of credit. This credit facility is secured by substantially all of our assets along with our subsidiaries’ assets and requires us to maintain certain financial covenants. If we do not comply with these covenants, our liquidity position could be adversely impacted. Our borrowings under our credit facility were $30,000,000 and $38,190,000 as of March 31, 2004, and 2003, respectively. As of March 31, 2004, we had approximately $27,600,000 of available credit under our credit facility and cash on hand of approximately $23,013,000.

     During fiscal 2004, we declared dividends as set forth in the following table:

		Payable	Dividend
Declaration Date	Record Date	Date	per Share
August 12, 2003	September 30, 2003	October 21, 2003	$0.025
October 15, 2003	December 31, 2003	January 22, 2004	$0.025
January 22, 2004	March 31, 2004	April 20, 2004	$0.025
April 22, 2004	June 30, 2004	July 20, 2004	$0.025

     We believe we have adequate financial resources and access to sufficient credit lines to satisfy our future working capital needs.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

     On January 31, 2004, we signed a new lease agreement on our corporate office facilities in Arlington, Texas. The lease term is for sixty-seven months and commits us to an average monthly rental expense of $51,654 per month. Except for the new office lease agreement, there have been no material changes outside the ordinary course of our business in any of our contractual obligations, contingent liabilities, or commitments since June 30, 2003.

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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to interest rate risk on our long-term debt. We manage our exposure to changes in interest rates. On July 1, 2001, we entered into a three-year interest rate swap agreement with Wells Fargo HSBC Trade Bank, N.A., which expires on June 27, 2004, converting $30,000,000 of outstanding indebtedness from a variable to a fixed interest rate. The average receive rate is based on a 90-day LIBOR rate. At March 31, 2004, the receive and pay rates related to the interest rate swap were 1.16% and 5.60%, respectively. Interest differentials paid or received under the swap agreement are reflected as an adjustment to interest expense when paid. The fair value of the swap agreement at March 31, 2004 was approximately ($662,000) and is included in accrued liabilities. At March 31, 2004, the balance in other comprehensive income, related to the swap agreement, was approximately ($255,000). We do not expect the potential impact of market conditions on the fair value of our indebtedness to be material.

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

     At March 31, 2004, our borrowings under our credit facility totaled $30,000,000, bearing a weighted-average interest rate of 2.58%

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

     There has been no change in our internal control over financial reporting during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

     A list of exhibits filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K.

During the third quarter of fiscal 2004, we filed a Form 8-K on

•	January 20, 2004 to report the issuance of the press release announcing our financial results for the second quarter of fiscal 2004, and

•	January 26, 2004 to report the issuance of the press release announcing the declaration of a quarterly dividend.

     During April and May 2004 we filed a Form 8-K on

•	April 21, 2004 to report the issuance of the press release announcing our financial results for the third quarter of fiscal 2004, and

•	May 7, 2004 to report the issuance of the press release announcing the declaration of a quarterly dividend.

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

Date: May 10, 2004

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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.3	Tandy Brands Accessories, Inc. Benefit Restoration Plan and related Trust Agreement and Amendments Nos. 1 and 2 thereto*	10-K	09/25/97	0-18927	10.14

10.4	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Directors	S-1	12/31/90	33-37588	10.16

10.5	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Officers	S-1	12/31/90	33-37588	10.17

10.6	Tandy Brands Accessories, Inc. Non-Qualified Formula Stock Option Plan for Non- Employee Directors*	S-8	02/10/94	33-75114	28.1

10.7	Tandy Brands Accessories, Inc. 1993 Employee Stock Option Plan and form of Stock Option Agreement thereunder*	S-8	02/10/94	33-75114	28.2

10.8	Tandy Brands Accessories, Inc. Non-Qualified Stock Option Plan for Non-Employee Directors*	S-8	02/10/94	33-75114	28.3

10.9	Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	S-8	06/03/96	33-08579	99.1

10.10	Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	S-8	12/12/97	333-42211	10.23

10.11	Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-K	09/26/00	0-18927	10.39

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.12	Credit Agreement, dated as of June 27, 2001, among Tandy Brands Accessories, Inc. as the Borrower, Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent and as Lender, certain Financial Institutions as Lenders and Wells Fargo Bank, N.A. as Arranger	10-K	09/25/01	0-18927	10.34

10.13	ISDA Master Agreement, dated as of June 27, 2001, between Tandy Brands Accessories, Inc. and Wells Fargo Bank, N.A.	10-K	09/25/01	0-18927	10.35

10.14	Tandy Brands Accessories, Inc. Stock Purchase Program (as amended and restated effective October 18, 1991)*	S-8	03/27/92	33-46814	28.1

10.15	Limited Consent and Waiver, dated November 5, 2001, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent under the Agreement	10-Q	11/13/01	0-18927	10.37

10.16	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan *	10-Q	5/10/02	0-18927	10.38

10.17	Amendment No. 4 to the Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan For Non-Employee Directors *	10-Q	5/10/02	0-18927	10.39

10.18	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Dr. James F. Gaertner*	S-8	5/15/02	33-88276	10.2

10.19	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Marvin J. Girouard *	S-8	5/15/02	33-88276	10.3

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.20	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Gene Stallings*	S-8	5/15/02	33-88276	10.4

10.21	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Roger R. Hemminghaus*	S-8	5/15/02	33-88276	10.5

10.22	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	33-88276	10.6

10.23	First Amendment to Credit Agreement, dated June 28, 2002, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A.	10-K	9/27/02	0-18927	10.23

10.24	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

10.25	Tandy Brands Accessories, Inc. Supplemental Executive Retirement Plan*	10-Q	2/12/03	0-18927	10.25

10.26	Amendment No. 1 to the Tandy Brands Accessories, Inc. Stock Purchase Program*	10-Q	5/12/03	0-18927	10.27

10.27	Mid-Market Trust Agreement, dated August 19, 2001, between Tandy Brands Accessories, Inc. and State Street Bank and Trust Company, relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.28

10.28	Second Amendment to Credit Agreement, dated June 26, 2003, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A.	10-K	9/23/03	0-18927	10.29

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.29	Amendment No. 1 to the Tandy Brands Accessories, Inc. Supplemental Executive Retirement Plan, effective January 1, 2003*	10-K	9/23/03	0-18927	10.30

10.30	Amendments Nos. 1-3 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-K	9/23/03	0-18927	10.31

10.31	Amendment No. 3 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, effective as of July 1, 2003 *	10-K	9/23/03	0-18927	10.32

10.32	Form of Severance Agreement between Tandy Brands Accessories, Inc. and each of J.S.B. Jenkins, Stanley T. Ninemire and Mark J. Flaherty*	10-K	9/23/03	0-18927	10.33

10.33	Succession Agreement, dated July 1, 2001, between Tandy Brands Accessories, Inc. and Chase Texas, N.A. (the Former Trustee) and Comerica Bank – Texas (the Trustee), relating to the Tandy Brands Accessories, Inc. Benefit Restoration Plan*	10-K	9/23/03	0-18927	10.34

10.34	Succession Agreement, dated June 20, 2002, between Tandy Brands Accessories, Inc. and Comerica Bank – Texas, (the Trustee), relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.35

10.35	Office Lease Agreement dated January 31, 2004 between Koll Bren Fund VI, LP and Tandy Brands Accessories, Inc. relating to the corporate office	10-Q	2/12/04	0-18927	10.36

10.36	Amendment No. 2 to the Tandy Brands Accessories, Inc. Stock Purchase Program effective May 23, 1998 *	10-Q	2/12/04	0-18927	10.37

10.37	Amendment No. 4 to the Tandy Brands Accessories, Inc. Employees Investment Plan dated December 22, 2003 *	10-Q	2/12/04	0-18927	10.38

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