Form 10-Q/A
period 2004-03-31
TANDY BRANDS ACCESSORIES INC
filed 2004-09-23
CIK 869487

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes  ✓       No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes           No  ✓

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at April 27, 2004

Common stock, $1.00 par value	6,280,746

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
SIGNATURES
EXHIBIT INDEX
Certification Pursuant to Rule 13a-14(a)/15d-14(a)-CEO
Certification Pursuant to Rule 13a-14(a)/15d-14(a)-CFO
Section 1350 Certifications - CEO & CFO

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2004 (this “Amendment No. 1”), originally filed with the SEC on May 12, 2004 (the “Original Filing”), for the purpose of adding Item 2 of Part II of Form 10-Q to the report. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Form 10-Q/A contains the complete text of Item 2 of Part II, as amended.

     Except as expressly stated herein, this Amendment No. 1 does not update any of the disclosures contained in the Original Filing to reflect any events that occurred after the date of the Original Filing. In addition, this Amendment No. 1 does not amend or restate our previously reported financial statements.

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information regarding repurchases of shares of common stock made by us during the quarter ended March 31, 2004. All of such shares were purchased in the open market and held in a rabbi trust established under our Benefit Restoration Plan.

			(C)	(D)
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	(A)	(B)	Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
January 1 to January 31, 2004	4,857	$9.87	N/A	N/A
February 1 to February 29, 2004	819	$10.13	N/A	N/A
March 1 to March 31, 2004	809	$10.25	N/A	N/A
Total	6,485	$9.95	N/A	N/A

2

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (Registrant)
/s/ J.S.B. Jenkins
J.S.B. Jenkins
President and Chief Executive Officer

/s/ Mark J. Flaherty
Mark J. Flaherty
Date: September 23, 2004	Chief Financial Officer

3

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

4