Form 10-K
period 2004-06-30
TANDY BRANDS ACCESSORIES INC
filed 2004-09-23
CIK 869487

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section l3 or l5(d)

of the Securities Exchange Act of l934

For the fiscal year ended June 30, 2004	Commission File Number 0-18927

TANDY BRANDS ACCESSORIES, INC.

(Exact name of Registrant as Specified in its Charter)

A Delaware Corporation	75-2349915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

690 E. Lamar Blvd., Suite 200

Arlington, Texas 76011
(Address of Principal Executive Offices)

(817) 548-0090

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section l2(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, Par Value $1.00 Per Share

      Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2003 (computed by reference to the price at which the common equity was last sold on such date), was approximately $70,282,409.

      There were 6,397,480 shares of common stock, par value $1.00 per share, outstanding on September 17, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

      (a) Annual Report to Stockholders for Fiscal Year Ended June 30, 2004 (incorporated herein by reference in Parts I and II).

      (b) Definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 14, 2004 (incorporated herein by reference in Part III).

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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART III
PART IV
Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.
SIGNATURES
Restated Bylaws
Third Amendment to Credit Agreement
Form of Non-Employee Director Nonqualified Stock Option Agreement
Form of Employee Nonqualified Stock Option Agreement
Form of Non-Employee Director Restricted Stock Award Agreement
Form of Employee Restricted Stock Award Agreement
2004 Annual Report to Stockholders
List of Subsidiaries
Consent of Ernst & Young LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification by CEO & CFO

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

FORM 10-K

PART I

Item 1.	Business.

What do we do?

      We are a leading designer, manufacturer and marketer of branded men’s, women’s and children’s accessories, including belts and small leather goods, such as wallets. Our product line also includes handbags, socks, scarves, gloves, hats, hair accessories, suspenders, cold weather accessories and sporting goods accessories. We market our merchandise under a broad portfolio of nationally recognized licensed and proprietary brand names, including Dockers®, Levi’s®, Levi Strauss SignatureTM, Jones New York®, Rolfs®, Haggar®, Woolrich®, Jordache®, Bugle Boy®, Canterbury®, Prince Gardner®, Princess Gardner®, Amity®, Accessory Design Group® and Tiger®, as well as private brands for major retail customers. We sell our products to a variety of retail outlets, including mass merchants, national chain stores, major department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military.

      In addition, we recently entered the men’s neckwear business, utilizing a direct-to-retailer sales model. We plan to design and promote men’s neckties which will be manufactured overseas and shipped directly to our retail customers in the United States, allowing our pricing to be very competitive compared to established neckwear suppliers. We also recently acquired Superior Merchandise Company. Through this acquisition, which was completed on July 1, 2004, we have added gift accessories to our product line that we will sell under the ETON® and licensed totes® brands.

What are our product lines?

Fiscal 2004 Product Line Sales (as a % of net sales)	Our primary products consist of belts and small leather goods, such as wallets, which accounted for approximately 54.6% and 21.1% of our net sales for fiscal 2004, respectively. Our other products include women’s handbags, socks, scarves, gloves, hats, hair accessories, suspenders, cold weather accessories, sporting goods accessories, and other fashion accessories. Collectively, these other products accounted for the remaining 24.3% of our net sales in fiscal 2004.

To facilitate our internal operations as well as our customer relationships, our products are generally organized along men’s and women’s product lines. As a result, we have two reportable segments: (1) men’s accessories and (2) women’s accessories. Men’s and boys’ products accounted for approximately 52.7% of net sales during fiscal
2004, and women’s and girls’ products accounted for approximately 47.3% of net sales during the same period. Financial information regarding our operations and assets by segment appears on page 32 of our 2004 Annual Report to Stockholders, and is incorporated herein by reference.

Belts

      We, along with our predecessors, have been manufacturing and marketing belts for over 70 years, and belts remain our largest single product category, representing approximately 54.6%, 53.1% and 55.2% of net sales in fiscal 2004, 2003 and 2002, respectively. We compete in all four categories of the belt market: casual, work, dress and fashion. In fiscal 2004, we manufactured approximately 31.6% of the men’s belts we distributed and imported the balance, including all women’s belts, from China, Guatemala and various other countries.

Fiscal 2004 Belt Sales	Men’s belt sales increased by $6.3 million during 2004, but women’s belt sales decreased by $8 million during the same period, resulting in an overall decrease of $1.7 million, or 1.4%, in our total belt sales compared to fiscal 2003. The decrease in women’s belt sales was due to downward pressure on inventory replenishment by mass merchant customers and competitive market pressures. In fiscal 2004, sales of men’s and boys’ belts represented $87.2 million, or 74.2% of total belt sales, and women’s and girls’ belts represented $30.4 million, or 25.8% of total belt sales.

Small Leather Goods

Fiscal 2004 Small Leather Goods Sales	Our small leather goods consist primarily of men’s and women’s wallets sold under licensed, private and proprietary brands. Our small leather goods are primarily sourced from manufacturers in foreign countries, such as China, due to the labor-intensive nature of manufacturing small leather goods and the relatively low cost of labor in those countries. Sales of small leather goods accounted for approximately $45.3 million, or 21.1% of our net sales in fiscal 2004. Sales of small leather goods accounted for approximately 19.8% and 21.0% of our net sales in fiscal 2003 and 2002, respectively.

      In fiscal 2004, sales of men’s and boys’ small leather goods represented $18.3 million, or 40.4% of total small leather goods sales, and women’s and girls’ small leather goods represented $27.0 million, or 59.6% of our total small leather goods sales.

Other Accessories

      In addition to belts and small leather goods, we distribute accessories such as women’s handbags, socks, scarves, gloves, hats, hair accessories, men’s suspenders and sporting goods accessories. These products are marketed under certain of our proprietary brands, licensed brands and private brands. These other accessories complement our core belt and small leather goods products. We purchase all of our other accessory items, which are manufactured according to our design specifications, from foreign and domestic sources. In fiscal 2004, our sales of other accessories totaled $52.5 million, or 24.3% of our net sales. Sales of other accessories accounted for 27.1% and 23.8% of our net sales in fiscal 2003 and 2002, respectively.

What brands do we sell?

Fiscal 2004 Brand Sales (as a % of net sales)	Our brand sales consist of licensed brands, private brands and proprietary brands which accounted for approximately 8.1%, 57.5% and 34.4% of our net sales for fiscal 2004, respectively.

Exclusive License Agreements

      We have been awarded exclusive license agreements for several well recognized brands, including Dockers®, Levi’s®, Levi Strauss SignatureTM, Jones New York®, Bugle Boy®, Haggar®, Woolrich® and Jordache®. Through our acquisition of Superior Merchandise Company on July 1, 2004 we have also acquired an exclusive license agreement for totes® gift accessories.

      Generally, our license agreements cover specific products and require us to pay annual royalties, ranging from 2% to 8% of net sales, based on minimum sales quotas or sales. The terms of the agreements are typically four to ten years, with options to extend the terms, provided certain sales or royalty minimums are achieved. For fiscal 2004, sales of our licensed products accounted for approximately $17.5 million, or 8.1% of our net sales, with no sales associated with any individual license agreement accounting for more than 5% of net sales.

Private Brand Products

      In fiscal 2004, private brand products accounted for approximately $123.9 million, or 57.5% of our net sales. In a private brand program we are responsible for designing, manufacturing and delivering unique products for select customers according to the customer’s individual requirements. These programs offer our customers exclusivity and pricing control over their products, both of which are important factors in the retail marketplace. We believe our flexible sourcing capabilities, advanced electronic inventory management and replenishment systems, and design, product development and merchandising expertise provide retailers with a superior alternative to direct sourcing of their private brand products. Our principal private brand programs include those for leading retailers such as:

•	Wal-Mart;

•	Target;

•	JCPenney;

•	Sears; and

•	Payless ShoeSource.

      Our principal private brand programs also include nationally recognized private brand names such as:

•	Farah®;

•	Faded Glory®;

•	Meeting Street®;

•	No Boundaries®;

•	St. John’s Bay®;

•	Xhilaration®;

•	Mossimo®; and

•	Cherokee®.

Proprietary Brands

      In addition to our licensed and private brands, we produce and market products under our own registered trademarks and trade names. We own leading and well recognized trademarks such as Rolfs®, Amity®, Canterbury®, Tiger®, Accessory Design Group®, Prince Gardner®, Princess Gardner®, and, through our acquisition of Superior Merchandise Company on July 1, 2004, the ETON® brand. We intend to build on the success of our proprietary brand portfolio by pursuing additional ownership opportunities and expanding the assortment of products we offer and the retail channels we serve with our proprietary brands. Net sales under our proprietary brands were approximately $74.0 million, or 34.4% of our net sales in fiscal 2004.

Distribution of Our Key Brands

      Our key brands and each brand’s targeted distribution channels and primary products are as follows:

Brand	Distribution Channel	Products

Dockers®	National chain stores	Belts
	Department stores	Handbags
	Specialty stores	Small leather goods
Cold weather accessories

Levi’s®	National chain stores	Belts
	Department stores	Small leather goods
Specialty stores

Levi Strauss Signature TM	Mass merchants	Belts
	National chain stores	Small leather goods
Casual multi-purpose bags

Jones New York®	Department stores	Belts
	Specialty stores	Small leather goods

Rolfs®	Department stores	Small leather goods
Specialty stores

Haggar®	National chain stores	Belts
	Department stores	Small leather goods
Catalogs

Woolrich®	Department stores	Belts
	Specialty stores	Small leather goods

Jordache®	National chain stores	Belts

Bugle Boy®	National chain stores	Belts
	Department stores	Small leather goods

Canterbury®	Specialty stores	Belts
	Golf pro shops	Small leather goods

Prince Gardner®	National chain stores	Small leather goods
Specialty stores

Princess Gardner®	National chain stores	Small leather goods
Specialty stores

Amity®	Mass merchants	Small leather goods
National chain stores

Coletta®	Mass merchants	Handbags
National chain stores

Accessory Design Group®	Mass merchants	Belts
	National chain stores	Women’s accessories

Tiger®	Mass merchants	Belts
National chain stores

Brand	Distribution Channel	Products

Stagg®	Mass merchants	Belts
	National chain stores	Small leather goods

ETON®	Department stores	Gift accessories
Specialty stores

totes®	Department stores	Gift accessories
Specialty stores

What are our channels of distribution?

      We sell our products to a variety of retail outlets, including the following:

      • department stores;

      • e-commerce websites;

      • specialty chains;

      • national chain stores;

      • mass merchants;

      • outlet stores;

      • the retail exchange operations of the United States military;

      • off-price stores;

      • golf pro shops;

      • sporting goods stores;

      • supermarkets;

      • individual specialty stores;

      • uniform stores;

      • catalog retailers;

      • TV shopping networks;

      • shoe stores;

      • drug stores;

      • wholesale clubs; and

      • office supply stores.

Who are our customers?

      We maintain strong relationships with various major retailers in the United States and Canada, including the following:

Department Stores:	National Chains:	Mass Merchants:

Nordstrom;	Sears (U.S. & Canada);	Wal-Mart (U.S. and Canada);
Dillard’s;	JCPenney;	Target;
May Company;	Mervyn’s;	Shopko/Pamida;
Federated/ Macy’s;	AAFES;	Meijer;
Belk;	Structure;	Fred Meyer; and
Saks, Inc.;	Stein Mart;	Zellers (Canada).
Dayton Hudson;	TJ Maxx;
Kohl’s;	Marshall’s;
Stage;	Men’s Wearhouse; and
Boscov’s;	Moore’s (Canada).
Gottschalk’s;
Bon-Ton; and
The Bay (Canada).

      For fiscal 2004 and 2003, Wal-Mart accounted for 36.7% and 35.6% of our net sales, respectively, and Target accounted for 14.0% and 15.4%, respectively. No other customer accounted for 10% or more of our total revenues. In fiscal 2004, our top ten customers accounted for approximately 73.4% of net sales. A decision by Wal-Mart, Target or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or to change their manner of doing business with us could have a material adverse effect on our financial position and results of operations.

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

      We maintain in-store customer service relationships with various specialty stores, national chain stores and major department stores. We have a team of more than 141 sales associates in the United States and approximately 10 sales associates in Canada. These sales associates are organized on a regional basis and supervised by regional sales managers. Sales associates are responsible for overseeing accounts within a defined geographic territory, developing and maintaining business relationships with their respective customers, preparing and conducting line presentations, and assisting customers in the implementation of programs at the individual store level. In addition, sales associates may, depending on the needs of an individual customer, assist in the maintenance and presentation of merchandise on the selling floor. Our regional sales organization is supported by account executives. Sales personnel, other than senior managers, generally are compensated based on a combination of salary and commission.

Did we have firm backlog orders for fiscal 2004 and the prior fiscal year?

      We had firm backlog orders at June 30, 2004 and 2003, totaling $10,258,000 and $9,593,000, respectively. Our backlog orders are fairly consistent throughout the year with a seasonal increase during the first and second quarter. Generally, whether we can fill our backlog orders is dependent on product availability. Historically, the amount of unfilled backlog orders has been immaterial. The backlog at June 30, 2004 may not be indicative of future results.

How do we merchandise and develop our products?

      Senior managers are responsible for generating profitable performance results by developing, planning, selling and implementing merchandise programs for their accounts. Individual senior managers develop and maintain business relationships with customers’ buyers and merchandise managers. Senior managers also develop and propose comprehensive programs relating to product mix, pricing and fixturing and they assist customers’ buyers and merchandise managers in the implementation of these programs. We coordinate the implementation of marketing programs through the efforts of senior and regional managers. Senior and regional managers are compensated based on a combination of salary and bonus tied to various measures of profitability and sales performance.

      Our product development and merchandising professionals work closely with our customers, suppliers and licensors to interpret market trends, develop new products and create and implement comprehensive merchandising programs which consist of packaging, point-of-sale fixturing and presentation materials. We believe our ability to design all of our products internally represents a significant competitive advantage because retail customers have become increasingly reliant on the design and merchandising expertise of their suppliers.

What is our competitive position?

      Competition in the fashion accessories industry is intense. The accessories market is highly fragmented, and management believes we are one of the largest competitors in the accessories industry. Based on our analysis, we have found that the sectors of the accessories industry we serve have grown at an average annual rate of 3-5% in recent years. In our opinion, this growth has resulted from:

•	the trend toward more casual attire, which has increased demand for accessories outside the traditional dress category;

•	increased consumer awareness of branded accessories as a fashion and lifestyle statement; and

•	a desire for newness and change in accessories styles.

      As a result of recent consolidation in the retail industry, retailers have increasingly chosen to consolidate their supply bases to a core group of companies that have the resources and expertise to meet the retailers’ increasing demands. We believe we are well positioned to continue to capitalize on these market trends.

      Our ability to remain competitive depends largely on our ability to maintain our customer relationships, create new designs and products and offer high quality merchandise at competitive prices. The following table summarizes our primary competitors:

Product Segment	Primary Competitors

Men’s and Boys’ Belts	Swank, Randa/Humphreys, Cipriani and Fossil
Men’s Wallets	Buxton, Randa/Humphreys, Mundi, Fossil, Swank and Cipriani
Women’s and Girls’ Belts	Cipriani, Liz Claiborne, Circa, Accessory Network and Fossil
Women’s Handbags	Nine West, Liz Claiborne, Kenneth Cole and Fossil
Women’s Personal Leather Goods	Buxton, Mundi, Fossil, Liz Claiborne and Nine West

      We compete on the basis of customer service, brand recognition, product quality and price. We believe our ability to compete successfully is based on our strong customer relationships, superior customer service, strong national brand portfolio, national distribution capabilities, proprietary inventory management systems, flexible sourcing and product design and innovation.

How do we seek to grow our business?

      We seek increased sales and earnings through a variety of means, including increased sales through our current operating units, as well as growth through the acquisition of assets and similar businesses. Since our incorporation in Delaware on November 1, 1990, we have acquired numerous businesses. Over the last three years, we made the following acquisitions:

Name of Business
Date Acquired	or Assets Acquired	Product Lines	Brands Acquired

April 12, 2002	Certain assets of AA&E Leathercraft, Inc.	Sporting goods accessories	AA&E
July 1, 2004	Superior Merchandise Company	Gift accessories	ETON® and licensed totes® brand

Where and how do we manufacture our products?

      Our manufacturing facilities are located in Yoakum, Texas, and Scarborough, Ontario. These facilities have the capacity to manufacture approximately 5.8 million belts per year. During fiscal 2004, our manufacturing facilities operated at approximately 97% of capacity. We continually seek to increase the automation of our manufacturing operations. We believe we are one of the lowest-cost domestic belt producers because of our automated equipment, large production volumes and economies of scale in raw materials and finished goods sourcing.

      In fiscal 2004, we sourced certain finished products representing approximately 85% of our net sales from outside manufacturers, both domestic and foreign. We have strong relationships with a number of high quality, low-cost foreign manufacturers who provide particularly labor-intensive products, such as small leather goods, manufactured to our specifications.

      Our transactions with our foreign manufactures and suppliers are subject to the risks of doing business abroad. Imports into the United States (both finished goods and raw materials) are affected by, among other things, the cost of transportation, and imposition of import duties and restrictions. The United States, Canada, China and other countries in which our products are manufactured may, from time to time, impose new quotas, tariffs or other restrictions, or adjust presently prevailing quotas, duty or tariff levels, which could affect our operations and our ability to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.

      Financial information regarding our net revenues, total assets and property, plant and equipment, by geographic location, appears on page 33 of our Annual Report to Stockholders, and is incorporated herein by reference.

To what extent is our business seasonal?

      Our quarterly sales and net income results are fairly consistent throughout the fiscal year, with a seasonal increase during the first and second quarter.

What are the sources and availability of our raw materials?

      Our raw materials requirements are limited to materials used in the manufacture of men’s belts, as this is the only product we manufacture ourselves. These raw materials consist primarily of leather hides and hardware, such as buckles, and are readily available from a variety of foreign and domestic sources. As a result, we have not experienced any significant disruption of product flow based on our raw materials needs.

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

      Due to the fact that we sell our products to retail exchange operations of the United States military, and thus are a supplier to the federal government, we must comply with all federal statutes applicable to federal government suppliers. Historically, we have not made any material modifications or accommodations as a result of government regulations.

How many employees do we have?

      We had approximately 1,224 employees as of June 30, 2004. We believe employee relations are generally good.

What role does intellectual property play in our business?

      We believe our trademarks, our licenses to use certain trademarks and our other proprietary rights in and to intellectual property are important to our success and our competitive position and we seek to protect our intellectual property rights against infringement. Specifically, we seek to protect our interests not only in our brands but in our designs as well. We devote considerable resources to the establishment and protection of our intellectual property on a nationwide basis and in selected foreign markets. Our trademarks remain valid and enforceable as long as the marks are used in connection with our products and services and the required registration renewals are filed.

What are our working capital practices?

      We do not enter into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. Due to the production time required by our foreign suppliers to produce and ship goods to our distribution centers, we attempt, based on internal estimates, to carry on hand inventory levels necessary for the timely shipment of initial shipment and replenishment orders of men’s and women’s accessories to our customers. A decision by the customer buyer of a group of stores or any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to significantly change the amount of merchandise purchased from us, or to change the customer buyer’s manner of doing business with us, may have a significant effect on our financial condition and results of operations. However, this exposure is mitigated in that we sell our products to a variety of retail partners throughout the United States and Canada.

Where can investors access additional information regarding Tandy Brands?

      Our website address is www.tandybrands.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed by our officers, directors and stockholders holding 10% or more of our common stock and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). You may also read and copy any reports, proxy statements or other information that we file with the SEC at the SEC’s public reference room at 450 Fifth Street N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation and location of the public reference room. Our SEC filings are also available to the public, free of charge, at the SEC’s website at www.sec.gov.

Item 2.	Properties.

      We own and lease numerous facilities throughout the United States and lease facilities in Canada and Hong Kong. We currently lease our corporate offices which are located in Arlington, Texas. On January 31, 2004, we renewed that lease for a period of 67 months at an average monthly expense of $51,654. We believe our properties are adequate and suitable for the particular uses involved. The following table summarizes our properties:

Form of
Facility Location	Use	Ownership

Yoakum, Texas (4 facilities)	Leather product manufacturing, product distribution and administrative offices	Own
West Bend, Wisconsin	Distribution of small leather goods and handbags	Own
Scarborough, Ontario	Manufacture and distribution of leather goods	Lease
Dallas, Texas	Distribution of women’s accessories	Lease
Arlington, Texas	Corporate offices	Lease
New York, New York	Office space	Lease
San Francisco, California	Office space	Lease
Birmingham, Alabama	Office space	Lease
Minneapolis, Minnesota	Office space	Lease
Hong Kong	Office space	Lease

      The total space we owned, leased and occupied as of June 30, 2004, was as follows:

	Approximate Square Feet

	Owned	Leased	Total

Warehouse and Office	509,000	264,000	773,000
Factory	60,000	27,000	87,000

Total	569,000	291,000	860,000

Item 3.	Legal Proceedings.

      We are not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to our business. No material legal proceedings were terminated during the fourth quarter of fiscal 2004.

Item 4.	Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

What is the principal market for our common stock?

      The principal market for our common stock is the NASDAQ National Market System. Our common stock is listed on the NASDAQ National Market System under the symbol “TBAC.” Information regarding the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years as reported on NASDAQ appears on page 46 of our 2004 Annual Report to Stockholders, and is incorporated herein by reference.

How many common stockholders do we have?

      As of September 17, 2004, we had approximately 857 common stockholders of record.

Did we declare any cash dividends in fiscal 2004 or the prior fiscal year?

      While we did not declare any dividends in fiscal 2003, on August 12, 2003, our board of directors declared the company’s first quarterly dividend. During fiscal 2004, we declared and paid dividends as set forth in the following table:

Declaration Date	Record Date	Payable Date	Dividend per Share

August 12, 2003	September 30, 2003	October 31, 2003	$0.025
October 15, 2003	December 31, 2003	January 22, 2004	$0.025
January 22, 2004	March 31, 2004	April 20, 2004	$0.025
April 22, 2004	June 30, 2004	July 20, 2004	$0.025

      We expect quarterly dividends will continue to be paid in fiscal 2005. On August 12, 2004, our board of directors declared a dividend of $0.0275 per share payable to stockholders of record as of September 30, 2004. The payment of the dividend will occur on October 19, 2004. The payment of dividends in the future will be at the sole discretion of our board of directors and will depend on our profitability, financial condition, capital needs, future prospects, contractual restrictions and other factors deemed relevant by our board of directors.

How many shares of common stock are authorized for issuance under our equity compensation plans?

      The following table provides information regarding the number of shares of our common stock that may be issued on exercise of outstanding stock options and warrants under our existing equity compensation plans as of June 30, 2004. These plans are as follows:

•	the 1993 Employee Stock Option Plan;

•	the 1997 Employee Stock Option Plan;

•	the Nonqualified Formula Stock Option Plan for Non-Employee Directors;

•	the Nonqualified Stock Option Plan for Non-Employee Directors;

•	the 2002 Omnibus Plan;

•	the 1995 Stock Deferral Plan for Non-Employee Directors;

•	the Stock Purchase Program; and

•	nonqualified stock option agreements with certain non-employee directors.

			(C)
	(A)	(B)	Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available for Future Issuance
	be Issued upon Exercise	Exercise Price of	Under Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (A))

Equity Compensation Plans Approved by Stockholders	984,601 (1)	$11.43 (2)	422,656 (3)
Equity Compensation Plans Not Approved by Stockholders	19,250 (4)	$6.09	202,484 (5)
Total	1,003,851	$11.33	625,140

(1)	Includes options to purchase 54,300 shares of common stock under the 1993 Employee Stock Option Plan, 648,157 shares of common stock under the 1997 Employee Stock Option Plan, 87,337 shares of common stock under the Nonqualified Formula Stock Option Plan for Non-Employee Directors, and 172,432 shares of common stock under the 2002 Omnibus Plan. Also includes 22,375 shares of common stock issuable upon settlement of phantom stock units under the 1995 Stock Deferral Plan for Non-Employee Directors.

(2)	Calculation of weighted-average exercise price does not include phantom stock units credited to participants’ accounts under the 1995 Stock Deferral Plan for Non-employee Directors.

(3)	Includes 395,031 shares of common stock issuable under the 2002 Omnibus Plan and 27,625 shares of common stock issuable under the 1995 Stock Deferral Plan for Non-Employee Directors. Upon adoption of the 2002 Omnibus Plan by our stockholders at our 2002 annual stockholders’ meeting, the number of shares authorized and reserved for issuance under our previously existing stock option plans were transferred to the 2002 Omnibus Plan and are presently authorized and reserved for issuance under that plan. All shares of common stock authorized and reserved for issuance on the exercise of outstanding stock options under our previous stock option plans and the 2002 Omnibus Plan will, on the cancellation or expiration of any such stock options, automatically be authorized and reserved for issuance under the 2002 Omnibus Plan.

(4)	Includes options to purchase an aggregate of 19,250 shares of common stock under nonqualified stock option agreements for non-employee directors, dated October 16, 2001, with each of Dr. James F. Gaertner (4,250), Marvin J. Girouard (4,250), Gene Stallings (4,250), Roger R. Hemminghaus (2,500) and Colombe M. Nicholas (4,000). These options became fully vested six months after the date of grant and expire on October 16, 2011.

(5)	Includes 202,484 shares of common stock issuable under the Stock Purchase Program. The Stock Purchase Program was approved by our stockholders in December 1990; however, subsequent amendments to increase the number of shares of common stock available for issuance under the Stock Purchase Program were not required to be approved by our stockholders and therefore were not submitted to our stockholders for approval. The Stock Purchase Program is open to all full-time employees who are enrolled in the Tandy Brands Accessories, Inc. Employees Investment Plan. Under the Stock Purchase Program, participants may contribute 5% or 10% of their earnings and we match 25% or 50% of each participant’s contribution depending on their length of employment. The Stock Purchase Program purchases treasury stock, if available, or unissued common stock directly from the company at monthly average market prices. The participant’s shares are fully vested upon purchase and the participant may withdraw from the Stock Purchase Program at any time. The shares purchased under the Stock Purchase Program are distributed to participants annually.

Did the company repurchase any shares of common stock during the fourth quarter of fiscal 2004?

      The following table provides information regarding repurchases of shares of common stock made by us during the quarter ended June 30, 2004. All of such shares were purchased in the open market and held in a rabbi trust established under our Benefit Restoration Plan:

	(A)	(B)		(D)
			(C)	Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that may Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs	Programs

April 1, 2004 to April 30, 2004	4,068	$10.26	N/A	N/A
May 1, 2004 to May 31, 2004	652	$10.65	N/A	N/A
June 1, 2004 to June 30, 2004	460	$12.68	N/A	N/A
Total	5,180	$10.53	N/A	N/A

Item 6.	Selected Financial Data.

      The information required by this item appears on page 46 of our 2004 Annual Report to Stockholders, and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The information required by this item appears on pages 38 through 45 of our 2004 Annual Report to Stockholders, and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The information required by this item appears on pages 42 and 43 of our 2004 Annual Report to Stockholders, and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

      The information required by this item appears on pages 14 through 46 of our 2004 Annual Report to Stockholders, and is incorporated herein by reference. Following is a cross-reference for location of the required information:

Page Number in the
Tandy Brands
Accessories, Inc.
2004 Annual
Financial Statements and Supplementary Data	Report to Stockholders

Consolidated Statements of Income for the Years Ended June 30, 2004, 2003 and 2002	14
Consolidated Balance Sheets at June 30, 2004 and 2003	15
Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002	16
Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2004, 2003 and 2002	17
Notes to Consolidated Financial Statements	18-35
Selected Unaudited Quarterly Financial Data	34
Report of Independent Registered Public Accounting Firm	36
Selected Financial Data	46

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

      We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information (including information relating to our consolidated subsidiaries) required to be included in our filings under the Securities Exchange Act of 1934.

      There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

      The information required by Items 10 through 14 is included in our definitive Proxy Statement relating to our 2004 Annual Meeting of Stockholders, and is incorporated herein by reference. Following is a cross-reference for location of the required information:

			Page Number in the
		Caption in the	Tandy Brands
		Tandy Brands Accessories, Inc.	Accessories, Inc.
	Item	2004 Proxy Statement	2004 Proxy Statement

Item 10.	Directors and	“Proposal: Election of Directors”	5-7
	Executive Officers of
	the Registrant	“Executive Officers”	7

		“Section 16(a) Beneficial Ownership Reporting Compliance”	10

		“Corporate Governance — Has the Board of Directors adopted a Code of Ethics?”	16

		“Corporate Governance — What are the Board of Directors’ committees? What functions do they serve?”	16-17

Item 11.	Executive Compensation	“Executive Officer and Non-Employee Director Compensation — How do we compensate our executive officers?”	10-13

		“Executive Officer and Non-Employee Director Compensation — How do we compensate our non-employee directors?”	14

		“Stock Performance”	15

		“Corporate Governance — What are the Board of Directors’ committees? — What functions do they serve? — Compensation Committee Interlocks and Insider Participation”	18

		“Report of Compensation Committee”	22-23

Item 12.	Security Ownership of Certain Beneficial Owners and Management	“Security Ownership of Certain Beneficial Owners”	8-10

Item 13.	Certain Relationships and Related Transactions	“Certain Relationships and Related Transactions”	14-15

Item 14.	Principal Accountant Fees and Services	“Independent Auditor”	19-20

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:

(1)	The financial statements listed in response to Item 8 of this report have been incorporated herein by reference to pages 14 through 35 of our 2004 Annual Report to Stockholders.

(2)	Financial Statement Schedule: Schedule II — Valuation and Qualifying Accounts and Report of Independent Registered Public Accounting Firm thereon. The financial statement schedule should be read in conjunction with the consolidated financial statements in our 2004 Annual Report to Stockholders. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits: A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

      (b) Reports on Form 8-K.

      During the fourth quarter of fiscal 2004, we filed a Form 8-K on

•	April 21, 2004 to report the issuance of the press release announcing our financial results for the third quarter of fiscal 2004;

•	May 7, 2004 to report the issuance of the press release announcing the declaration of a quarterly dividend; and

•	June 3, 2004 to report the issuance of the press release announcing our agreement to acquire Superior Merchandise Company.

      During July and August 2004 we filed a Form 8-K on

•	July 1, 2004 to report the issuance of the press release announcing the completion of the previously announced acquisition of Superior Merchandise Company;

•	August 16, 2004 to report the issuance of the press release announcing our financial results for the fourth quarter and fiscal year ended June 30, 2004 and the declaration of a quarterly dividend; and

•	August 31, 2004 to report our entry into the third amendment to our credit facility.

SIGNATURES

      Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (REGISTRANT)

/s/ J.S.B. JENKINS

J.S.B. Jenkins
President and Chief Executive Officer

Date: September 23, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DR. JAMES F. GAERTNER Dr. James F. Gaertner	Director and Chairman of the Board	September 23, 2004

/s/ J.S.B. JENKINS J.S.B. Jenkins	Director, President and Chief Executive Officer (principal executive officer)	September 23, 2004

/s/ C.A. RUNDELL, JR. C.A. Rundell, Jr.	Director	September 23, 2004

/s/ ROGER R. HEMMINGHAUS Roger R. Hemminghaus	Director	September 23, 2004

/s/ GENE STALLINGS Gene Stallings	Director	September 23, 2004

/s/ COLOMBE M. NICHOLAS Colombe M. Nicholas	Director	September 23, 2004

/s/ GEORGE C. LAKE George C. Lake	Director	September 23, 2004

/s/ MARK J. FLAHERTY Mark J. Flaherty	Chief Financial Officer (principal financial and accounting officer)	September 23, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

Tandy Brands Accessories, Inc.

      We have audited the consolidated financial statements of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 2004 and 2003, and for each of the three years in the period ended June 30, 2004, and have issued our report thereon dated July 30, 2004, except for footnote 16 to the consolidated financial statements, as to which the date is August 26, 2004, incorporated by reference in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. The schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Fort Worth, Texas

July 30, 2004

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended June 30,

		Additions
	Balance at				Balance at
	Beginning	Charged to Costs	Charged to Other		End of
Description	of Period	and Expenses	Accounts	Deductions(1)	Period

2004
Allowance for Doubtful Accounts And Returns	$1,745,000	$3,902,000	$-0-	$4,505,000	$1,142,000

2003
Allowance for Doubtful Accounts And Returns	$1,707,000	$5,530,000	$-0-	$5,492,000	$1,745,000

2002
Allowance for Doubtful Accounts And Returns	$1,671,000	$4,870,000	$-0-	$4,834,000	$1,707,000

(1)	Represents uncollectible accounts written off, net of recoveries and application of allowances to sales returns.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)

	Exhibit Number and Description	Form	Date	File No.	Exhibit

(3) Articles of Incorporation and By-laws
3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1
3.2	Restated Bylaws of Tandy Brands Accessories, Inc.**	N/A	N/A	N/A	N/A
(4) Instruments defining the rights of security holders, including indentures
4.1	Certificate of Designations, Powers, Preferences, and Rights of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.1
4.2	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2
4.3	Form of Preferred Share Purchase Rights Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.3
4.4	Form of Rights Certificate of Tandy Brands Accessories, Inc.	8-K	11/02/99	0-18927	4
4.5	Amended and Restated Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Bank Boston, N.A	8-K	11/02/99	0-18927	4
4.6	Amendment to Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Fleet National Bank (f.k.a. Bank Boston, N.A.)	10-Q	05/10/02	0-18927	4.7
(10) Material Contracts
10.1	Tandy Brands Accessories, Inc. 1991 Stock Option Plan*	S-1	11/02/90	33-37588	10.8
10.2	Form of Stock Option Agreement — 1991 Stock Option Plan*	S-1	11/02/90	33-37588	10.9
10.3	Tandy Brands Accessories, Inc. Benefit Restoration Plan and related Trust Agreement and Amendments Nos. 1 and 2 thereto*	10-K	09/25/97	0-18927	10.14
10.4	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Directors	S-1	12/17/90	33-37588	10.16
10.5	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Officers	S-1	12/17/90	33-37588	10.17
10.6	Tandy Brands Accessories, Inc. Non-Qualified Formula Stock Option Plan for Non-Employee Directors*	S-8	02/10/94	33-75114	28.1
10.7	Tandy Brands Accessories, Inc. 1993 Employee Stock Option Plan and form of Stock Option Agreement thereunder*	S-8	02/10/94	33-75114	28.2
10.8	Tandy Brands Accessories, Inc. Non-Qualified Stock Option Plan for Non-Employee Directors*	S-8	02/10/94	33-75114	28.3
10.9	Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	S-8	06/03/96	33-08579	99.1

			Incorporated by Reference
			(if applicable)

		Exhibit Number and Description	Form	Date	File No.	Exhibit

10.1	0	Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	S-8	12/12/97	333-42211	99.1
10.1	1	Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-K	09/26/00	0-18927	10.39
10.1	2	Credit Agreement, dated as of June 27, 2001, among Tandy Brands Accessories, Inc. as the Borrower, Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent and as Lender, certain Financial Institutions as Lenders and Wells Fargo Bank, N.A. as Arranger	10-K	09/25/01	0-18927	10.34
10.1	3	ISDA Master Agreement, dated as of June 27, 2001, between Tandy Brands Accessories, Inc. and Wells Fargo Bank, N.A	10-K	09/25/01	0-18927	10.35
10.1	4	Tandy Brands Accessories, Inc. Stock Purchase Program (as amended and restated effective October 18, 1991)*	S-8	03/27/92	33-46814	28.1
10.1	5	Limited Consent and Waiver, dated November 5, 2001, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent under the Agreement	10-Q	11/13/01	0-18927	10.37
10.1	6	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	10-Q	5/10/02	0-18927	10.38
10.1	7	Amendment No. 4 to the Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan For Non-Employee Directors*	10-Q	5/10/02	0-18927	10.39
10.1	8	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Dr. James F. Gaertner*	S-8	5/15/02	33-88276	10.2
10.1	9	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Marvin J. Girouard*	S-8	5/15/02	33-88276	10.3
10.2	0	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Gene Stallings*	S-8	5/15/02	33-88276	10.4
10.2	1	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Roger R. Hemminghaus*	S-8	5/15/02	33-88276	10.5
10.2	2	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	33-88276	10.6
10.2	3	First Amendment to Credit Agreement, dated June 28, 2002, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A	10-K	9/27/02	0-18927	10.23

			Incorporated by Reference
			(if applicable)

		Exhibit Number and Description	Form	Date	File No.	Exhibit

10.2	4	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24
10.2	5	Tandy Brands Accessories, Inc. Supplemental Executive Retirement Plan*	10-Q	2/12/03	0-18927	10.25
10.2	6	Amendment No. 1 to the Tandy Brands Accessories, Inc. Stock Purchase Program*	10-Q	5/12/03	0-18927	10.27
10.2	7	Mid-Market Trust Agreement, dated August 19, 2001, between Tandy Brands Accessories, Inc. and State Street Bank and Trust Company relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.28
10.2	8	Second Amendment to Credit Agreement, dated June 26, 2003, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A	10-K	9/23/03	0-18927	10.29
10.2	9	Amendment No. 1 to the Tandy Brands Accessories, Inc. Supplemental Executive Retirement Plan, effective January 1, 2003*	10-K	9/23/03	0-18927	10.30
10.3	0	Amendments Nos. 1-3 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated on July 1, 2000*	10-K	9/23/03	0-18927	10.31
10.3	1	Amendment No. 3 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, effective as of July 1, 2003*	10-K	9/23/03	0-18927	10.32
10.3	2	Form of Severance Agreement between Tandy Brands Accessories, Inc. and each of J.S.B. Jenkins, Stanley T. Ninemire and Mark J. Flaherty*	10-K	9/23/03	0-18927	10.33
10.3	3	Succession Agreement, dated July 1, 2001 between Tandy Brands Accessories, Inc. and Chase Texas, N.A. (the Former Trustee) and Comerica Bank — Texas (the Trustee), relating to the Tandy Brands Accessories, Inc. Benefit Restoration Plan*	10-K	9/23/03	0-18927	10.34
10.3	4	Succession Agreement, dated June 20, 2002, between Tandy Brands Accessories, Inc. and Comerica Bank — Texas, (the Trustee) relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.35
10.3	5	Office Lease Agreement, dated January 31, 2004, between Koll Bren Fund VI, LP and Tandy Brands Accessories, Inc. relating to the corporate office	10-Q	2/12/04	0-18927	10.36
10.3	6	Amendment No. 2 to the Tandy Brands Accessories, Inc. Stock Purchase Program effective May 23, 1998*	10-Q	2/12/04	0-18927	10.37
10.3	7	Amendment No. 4 to the Tandy Brands Accessories, Inc. Employees Investment Plan dated December 22, 2003*	10-Q	2/12/04	0-18927	10.38
10.3	8	Third Amendment to Credit Agreement, dated August 26, 2004, among Tandy Brands Accessories, Inc.,Wells Fargo Bank, N.A., Comerica Bank, JPMorgan Chase Bank and Bank of America, N.A.**	N/A	N/A	N/A	N/A

			Incorporated by Reference
			(if applicable)

		Exhibit Number and Description	Form	Date	File No.	Exhibit

10.3	9	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan* **	N/A	N/A	N/A	N/A
10.4	0	Form of Employee Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan* **	N/A	N/A	N/A	N/A
10.4	1	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan* **	N/A	N/A	N/A	N/A
10.4	2	Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan* **	N/A	N/A	N/A	N/A
(13) Annual Report to security holders, Form 10-Q or quarterly report to security holders
13.1		2004 Annual Report to Stockholders of Tandy Brands Accessories, Inc.**	N/A	N/A	N/A	N/A
(21) Subsidiaries of the registrant
21.1		List of subsidiaries**	N/A	N/A	N/A	N/A
(23) Consents of experts and counsel
23.1		Consent of Ernst & Young LLP**	N/A	N/A	N/A	N/A
(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A
31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A
(32) Section 1350 Certifications
32.1		Section 1350 Certification (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith