Form 10-Q
period 2004-09-30
TANDY BRANDS ACCESSORIES INC
filed 2004-11-12
CIK 869487

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

Yes [X]    No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at November 8, 2004
Common stock, $1.00 par value	6,420,566

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Form 10-Q
Quarter Ended September 30, 2004

		Page No.
PART I — FINANCIAL INFORMATION
Item
1.	Financial Statements	3 - 11
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 17
3.	Quantitative and Qualitative Disclosures About Market Risk	18
4.	Controls and Procedures	18
PART II — OTHER INFORMATION
Item
2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
4.	Submission of Matters to a Vote of Security Holders	19
6.	Exhibits	19
SIGNATURES		20
EXHIBIT INDEX		21-25
Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)
Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)
Section 1350 Certifications – CEO & CFO
Certification Pursuant to Rule 13a-14(a)/15d-14(a) (CEO)
Certification Pursuant to Rule 13a-14(a)/15d-14(a) (CFO)
Section 1350 Certifications (CEO and CFO)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0 -18927
Form 10-Q

Condensed Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended
	September 30
	2004	2003
Net sales	$60,474	$64,232
Cost of goods sold	38,414	42,602

Gross margin	22,060	21,630
Selling, general and administrative expenses	16,235	15,210
Depreciation and amortization	1,098	1,038

Total operating expenses	17,333	16,248

Operating income	4,727	5,382
Interest expense	(256)	(693)
Royalty and other income	91	2

Income before provision for income taxes	4,562	4,691
Provision for income taxes	1,748	1,846

Net income	$2,814	$2,845

Earnings per common share	$0.44	$0.47

Earnings per common share — assuming dilution	$0.43	$0.45

Common shares outstanding	6,394	6,107

Common shares outstanding — assuming dilution	6,535	6,273

Cash dividends declared per common share	$0.0275	$0.0250

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0 -18927
Form 10-Q

Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 30,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,238	$6,086
Accounts receivable, net	46,514	33,427
Inventories:
Raw materials and work in process	4,733	4,980
Finished goods	65,616	52,106
Deferred income taxes	4,389	4,009
Other current assets	1,863	1,613

Total current assets	125,353	102,221

Property and equipment, at cost	35,521	34,581
Accumulated depreciation	(21,009)	(20,206)

Net property and equipment	14,512	14,375

Other assets:
Goodwill	19,433	11,655
Other intangibles, less accumulated amortization	4,445	4,534
Supplemental Executive Retirement Plan intangible asset	1,255	1,255
Other assets	1,744	1,534

Total other assets	26,877	18,978

	$166,742	$135,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,925	$14,224
Accrued expenses	7,281	6,362

Total current liabilities	23,206	20,586

Other liabilities:
Notes payable	34,432	10,000
Deferred income taxes	2,136	2,066
Supplemental Executive Retirement Plan liability	1,800	1,721
Other noncurrent liabilities	1,372	1,302

Total other liabilities	39,740	15,089

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,406,536 shares and 6,305,886 shares issued and outstanding as of September 30, 2004 and June 30, 2004, respectively	6,407	6,306
Additional paid-in capital	27,644	26,765
Cumulative other comprehensive income/(loss)	162	(121)
Shares held by Benefit Restoration Plan Trust	(896)	(894)
Retained earnings	70,479	67,843

Total stockholders’ equity	103,796	99,899

	$166,742	$135,574

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0 -18927
Form 10-Q

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,814	$2,845
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	984	988
Amortization	90	100
Amortization of debt origination costs	29	29
Income tax benefit of exercise of employee stock options	11	96
Deferred taxes	(166)	161
Other	99	(234)
Change in assets and liabilities:
Accounts receivable	(12,260)	(11,600)
Inventories	(10,687)	4,126
Other assets	(609)	(256)
Accounts payable	1,658	(5,736)
Accrued expenses	799	1,356

Net cash provided by (used for) operating activities	(17,238)	(8,125)

Cash flows from investing activities:
Purchases of property and equipment	(994)	(706)
Purchase of Superior Merchandise Company	(10,000)	—

Net cash used for investing activities	(10,994)	(706)

Cash flows from financing activities:
Sale of stock to stock purchase program	530	457
Exercise of employee stock options	386	464
Payment of dividends	(158)	—
Proceeds from borrowings	66,463	22,260
Payments under borrowings	(42,837)	(15,464)

Net cash provided by financing activities	24,384	7,717

Net increase (decrease) in cash and cash equivalents	(3,848)	(1,114)
Cash and cash equivalents at beginning of period	6,086	3,814

Cash and cash equivalents at end of period	$2,238	$2,700

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$226	$608
Income taxes	11	414

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Accounting Principles

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our first and second quarter sales and net income normally reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Consequently, operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2004 Annual Report.

     Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.

Note 2 – Impact of New Accounting Standards

     On October 13, 2004, the Financial Accounting Standards Board (“FASB”) announced that Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” would become effective for most publicly owned companies for interim or annual periods beginning after June 15, 2005. This Statement would require companies to record compensation expense for all share-based payments, such as employee stock options, at fair value. We would be required to adopt this statement on July 1, 2005 for fiscal 2006. The disclosures in Note 6 present the pro-forma effects on our financial statements of the application of the fair value method to the stock options issued to our employees and our non-employee directors during fiscal 2005. The FASB plans to issue SFAS No. 123R in its final form on or around December 15, 2004.

     Note 3 – Comprehensive Income

     The following table illustrates the components of comprehensive income, net of related tax, for the three months ended September 30, 2004 and 2003 (in thousands).

	Three Months
	Ended
	September 30,
	2004	2003
Net income	$2,814	$2,845
Foreign currency translation adjustments	283	(8)
Fair value of interest rate swap	—	254

Comprehensive income	$3,097	$3,091

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 – Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months
	Ended
	September 30,
	2004	2003
Numerator for basic and diluted earnings per share:
Net income	$2,814	$2,845

Denominator:
Weighted average shares outstanding	6,372	6,087
Contingently issuable shares	22	20

Denominator for basic earnings per share-weighted average shares	6,394	6,107
Effect of dilutive securities:
Employee stock options	114	138
Director stock options	27	28

Dilutive potential common shares	141	166
Denominator for diluted earnings per share-adjusted weighted average shares	6,535	6,273

Earnings per common share	$0.44	$0.47

Earnings per common share-assuming dilution	$0.43	$0.45

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Disclosures about Segments of an Enterprise and Related Information

     We sell our products to a variety of retail outlets, including mass merchants, national chain stores, major department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military. Our company and our corresponding customer relationships are organized along men’s and women’s product lines. As a result, we have two reportable segments: (1) men’s accessories, consisting of belts, wallets, suspenders, neckwear, other small leather goods, and gift accessories, and (2) women’s accessories, consisting of belts, wallets, handbags, socks, scarves, hats and hair accessories. Our men’s accessories segment includes the operating results of Superior Merchandise Company, which we acquired on July 1, 2004 (See Note 9). General corporate expenses are allocated to each segment based on the respective segment’s asset base. Depreciation and amortization expense related to assets recorded on our corporate accounting records are allocated to each segment as described above. Management measures profit or loss on each segment based upon income or loss before taxes utilizing the accounting policies consistent in all material respects with those described in Note 1 of our 2004 Annual Report. No inter-segment revenue is recorded.

     The following table sets forth information regarding operations and assets by reportable segment (in thousands).

	Three Months Ended
	September 30,
	2004	2003
Revenue from external customers:
Men’s accessories	$35,467	$29,787
Women’s accessories	25,007	34,445

	$60,474	$64,232

Operating income (1):
Men’s accessories	4,075	3,185
Women’s accessories	652	2,197

	$4,727	$5,382

Interest expense	(256)	(693)
Other income (2)	91	2

Income before income taxes	$4,562	$4,691

Depreciation and amortization expense:
Men’s accessories	$645	$560
Women’s accessories	453	478

	$1,098	$1,038

Capital expenditures:
Men’s accessories	$153	$7
Women’s accessories	283	364
Corporate	670	335

	$1,106	$706

(1)	Operating income/(loss) consists of net sales less cost of sales and specifically identifiable selling, general and administrative expenses.

(2)	Other income includes royalty income on corporate tradenames and other income not specifically identifiable to a segment.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Stock-Based Compensation

     We may, with the approval of our board of directors, grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, we recognize no compensation expense for the stock option grants. The following table reflects the impact on net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation for the three-month period ended September 30, 2004 and 2003:

	Three Months
	Ended
	September 30,
	2004	2003
Net income:
As reported	2,814	$2,845
Add: stock-based compensation expense recognized, net of tax	52	23

Net income — as adjusted	2,866	2,868
Less: compensation expense per SFAS 123, net of tax	(118)	(117)

Pro forma	$2,748	$2,751

Earnings per share:
As reported	$0.44	$0.47
Pro forma	$0.43	$0.45
Earnings per share-assuming dilution:
As reported	$0.43	$0.45
Pro forma	$0.42	$0.43

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Stock-Based Compensation (continued)

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2005 and 2004: dividend yield of 1.0% for 2005 and 2004; expected volatility of .210% and .238% for 2005 and 2004, respectively; a risk-free interest rate of 3.25% for 2005 and 5.25% for 2004; and an expected holding period of seven years. Using these assumptions for the options granted during the first three months of fiscal 2005 and 2004, the weighted-average fair value of such options on the date of grant ranged from $3.53 to $5.27.

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

     On August 12, 2004, 1,800 shares of restricted stock and stock options to purchase 3,500 shares of our common stock at an exercise price of $13.625 per share were awarded to a new director who was elected on that date. The restricted shares will become fully vested on August 12, 2007, with one-third of the shares vesting on each anniversary of the date of grant, and the stock options will become fully vested six months after the date of the grant. In addition, an aggregate of 5,770 shares of restricted stock were awarded to the non-employee members of the board of directors on October 14, 2004. These restricted shares will become fully vested on October 14, 2007, with one-third of the shares vesting on each anniversary of the date of grant. Generally, upon the death, disability, resignation, or termination of a director, that director’s shares become fully vested. These shares of stock, while not transferable, bear rights of ownership, including voting and dividend rights, during the vesting period. Unearned compensation of $24,500 and compensation expense of approximately $4,500 related to the restricted shares awarded on August 12, 2004 were recorded during the quarter ended September 30, 2004. Unearned compensation of $68,350 and compensation expense of approximately $22,800 related to the restricted shares awarded on October 14, 2004 will be recorded during the second quarter of fiscal 2005. The non-employee members of our board of directors were also awarded stock options to purchase an aggregate of 10,386 shares of our common stock at an exercise price of $14.33 per share on October 14, 2004.

     On July 1, 2004, our executive officers were awarded a total of 22,800 shares of restricted stock, which will become fully vested on July 1, 2007. These shares of stock, while not transferable, bear rights of ownership, including voting and dividend rights, during the three-year vesting period. There are no performance requirements related to vesting, only continued employment through the vesting date. Unearned compensation in the amount of $302,328 was recorded during the quarter ended September 30, 2004. Compensation expense of approximately $25,000 per quarter will be recorded through June 30, 2007. Our executive officers were also awarded stock options to purchase a total of 56,100 shares of our common stock on July 1, 2004. Other key employees were awarded stock options to purchase a total of 90,500 shares of our common stock on July 1, 2004 as well. These stock options vest in one-third increments on each anniversary of the date of grant.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7– Employee Benefit Plans

     During the quarter ended September 30, 2004 we recorded expense of $79,000 related to our Supplemental Executive Retirement Plan for certain of our key executive officers. Based on the actuarial calculation for our year ended June 30, 2004, we anticipate that we will recognize approximately $330,000 in expense related to this plan during fiscal 2005.

Note 8 – Credit Facility

     On August 26, 2004, we amended our committed secured revolving credit facility with certain financial institutions. The amendment extended the expiration of our agreement from November 30, 2006, to November 30, 2007, and increased the facility from $60,000,000 to $85,000,000. Of this amount, $10,000,000 is a sub-limit of the credit facility (“swing line”) which may be used for same day advances to be provided solely by the administrative agent (a financial institution) of the credit facility. Both the credit facility and swing line bear interest at variable rates with short-term durations. The credit facility may be used for borrowings and letters of credit. The amended facility contains an accordion feature to increase the facility by up to an additional $25,000,000 by adding a financial institution at a later date. Although the previous credit facility was secured by substantially all of our assets and the assets of our subsidiaries, the amended facility is unsecured. The amended facility requires the maintenance of certain financial covenants which, if not met, could adversely impact our liquidity. Our amended credit facility permits the payment of dividends and does not require us to enter into an interest rate swap agreement against the borrowings under the credit facility. The credit facility also includes a commitment fee based on certain financial performance objectives ranging from 20 to 37.5 basis points on the unused balance. Principal payments on the credit facility are due on the expiration date. The amended credit facility is guaranteed by all of our subsidiaries, except our Canadian subsidiary.

Note 9 – Acquisitions

     On July 1, 2004, we completed our acquisition of all the equity interest in Superior Merchandise Company (“Superior”). The total purchase price was $10,000,000 and was funded entirely with cash, drawing on our existing credit line. In addition, we retired all of Superior’s outstanding debt totaling approximately $806,000. Superior, which also operates under the name of ETON®, primarily markets and distributes men’s and women’s gift accessories under both the ETON® and the licensed totes® brands. The pro forma effects of this acquisition are not material.

     The operating results of Superior are included under our men’s accessories reporting segment (see Note 5) for the first quarter of fiscal 2005. Estimated goodwill in the amount of $7,700,000 related to the purchase of Superior is included in our balance sheet as of September 30, 2004. The purchase price allocation for goodwill is preliminary pending receipt of appraisals for certain assets. We anticipate the purchase price allocation will be completed by the end of the second quarter of fiscal 2005.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Tandy Brands Accessories, Inc. is a leading designer, manufacturer and marketer of branded men’s, women’s and children’s accessories, including belts and small leather goods, such as wallets. Our product line also includes handbags, socks, scarves, gloves, hats, hair accessories, suspenders, cold weather accessories, sporting goods, neckwear and gift accessories. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including DOCKERS®, LEVI’S®, LEVI STRAUSS SIGNATURE™, JONES NEW YORK®, TOTES®, ROLFS®, HAGGAR®, WOOLRICH®, JORDACHE®, BUGLE BOY®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, AMITY®, COLETTA®, STAGG®, ACCESSORY DESIGN GROUP®, TIGER® and ETON®, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military.

     The first quarter of fiscal 2005 presented many challenges and opportunities for us. We experienced a decline in sales of women’s accessories compared to the first quarter of last year due to reduced sales to mass merchant customers as a result of continued downward pressure on women’s accessories replenishment, competitive market pressures and weakened trends in fashion accessories. However, we have experienced higher than anticipated first quarter sales of gift accessories by our recently acquired ETON division (Superior) and continued strong performance by our core men’s belt business. We see opportunities in a number of new programs and the introduction of a new product line in our women’s accessories division and we anticipate continued strong performance by our ETON gift division. In addition, on August 16, 2004 we announced an increased dividend of $.0275 per share payable to stockholders of record as of September 30, 2004. This dividend was paid on October 19, 2004.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net Sales and Gross Margins

     The following table illustrates sales and gross margin data from our reportable segments for the three months ended September 30, 2004 compared to the same period last year.

	Three Months Ended
	September 30,
			% Increase
	2004	2003	(Decrease)
Net sales:
Men’s accessories	$35,467	$29,787	19.1%
Women’s accessories	25,007	34,445	(27.4)%

Total net sales	$60,474	$64,232	(5.9)%

Gross margin:
Men’s accessories	$14,458	$11,456	26.2%
Women’s accessories	7,602	10,174	(25.3)%

Total gross margin	$22,060	$21,630	2.0%

Gross margin as a percentage of sales:
Men’s accessories	40.8%	38.5%
Women’s accessories	30.4%	29.5%
Total	36.5%	33.7%

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

     For the three-month period ended September 30, 2004, net sales decreased by $3.8 million, or 5.9%, compared to net sales for the same period last year. Net sales of men’s accessories increased by $5.7 million dollars, or 19.1%, for the quarter compared to the same period last year due to strong sales in our men’s core business as well as higher than planned shipments of gift accessories by the recently acquired ETON (Superior). $4.3 million of the increase in men’s accessories sales are attributable to ETON. Net sales of women’s accessories decreased by $9.4 million, or 27.4%, for the quarter compared to the same period last year, primarily due to lower than planned sales in both the mass merchant and department store categories. The shortfall in our women’s accessories category was primarily due to reduced sales to mass merchant customers as a result of continued downward pressure on women’s accessories replenishment, competitive market pressures and weakened trends in fashion accessories.

     As a percentage of sales, gross margins increased 2.8% for the three-month period ended September 30, 2004 compared to the same period last year due primarily to a higher sales mix of men’s accessories, which includes the higher margin gift accessories’ business, and improved experience related to customer allowances in our women’s mass merchant business. We anticipate our ETON gift accessories business will generate sales with gross margins that are approximately 250 to 500 basis points above our core men’s accessories business. Nevertheless, any material changes in sales mix, such as higher mass merchant accessory sales or direct shipments, could lower our gross margin percentages during a particular season.

Operating Expenses

     Selling, general and administrative expenses for the three months ended September 30, 2004, increased compared to the same period last year due to the planned integration costs related to the operation of an additional facility in New Orleans, such as rent, wages, and other operating costs, resulting from our acquisition of Superior, as well as higher variable costs in our men’s core business due to higher sales during the first quarter of fiscal 2005. As a percentage of sales, selling, general and administrative expenses for the quarter increased due to the negative leveraging off of lower women’s sales compared to the same period last year.

	Three Months Ended
	September 30,
			% Increase
	2004	2003	(Decrease)
Selling, general & administrative expenses:
Men’s accessories	$9,394	$7,780	20.7%
Women’s accessories	6,841	7,430	(7.9)%

	$16,235	$15,210	6.7%

Depreciation and amortization expense:
Men’s accessories	$645	$560	15.2%
Women’s accessories	453	478	(5.2)%

	$1,098	$1,038	5.8%

Interest expense	$256	$693	(63.1)%

Net income	$2,814	$2,845	(1.1)%

     Depreciation and amortization expense increased for the three months ended September 30, 2004, compared to the same period the previous year due to the acquisition of Superior and the timing of the capitalization of certain leasehold improvements and other assets related to the software implementation in our Yoakum, Texas facility.

     Interest expense for the three-month period ended September 30, 2004, decreased $437,000 compared to the same period last year. This overall decrease primarily relates to reduced interest rates resulting from the expiration of our loan swap agreement in June 2004.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

     The effective tax rate for the three months ended September 30, 2004, was 38.3%, which is slightly below the effective tax rate for the same period last year due to lower effective state and local tax rates.

     Net income for the three-month period ended September 30, 2004, decreased 1.1% to $2,814,000, or $.43 per diluted share, compared to net income of $2,845,000, or $.45 per diluted share, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended September 30, 2004, our operating activities used cash of $17,238,000 compared to $8,125,000 used in the same period last year. This increase is primarily due to our acquisition of Superior for $10,000,000 cash and the payment of $806,000 of Superior’s outstanding debt on July 1, 2004. The purchase was funded entirely with cash, drawing on our existing credit line. Additional use of cash relates to the timing of seasonal inventory procurement for the fall and holiday seasons. This year more of our fall and holiday inventory was received in September than during the previous year. We anticipate that our use of cash will continue into the second quarter of fiscal 2005 as we continue purchasing inventory for shipment to customers during the holiday season.

     Capital expenditures totaled $994,000 for the three months ended September 30, 2004, an increase of $288,000 from the same period last year. We attribute this increase to the implementation of a new software application at our facility in Yoakum, Texas, and the acquisition of additional computer hardware related to that project. The Yoakum software implementation project is scheduled for completion during the third quarter of fiscal 2005. Other capital expenditures during the quarter are related to additional leasehold improvements in our corporate offices and our distribution center in Dallas. Capital commitments for the remainder of fiscal 2005 include additional expenditures related to the Yoakum software implementation and leasehold improvements to our corporate offices. We anticipate that our total capital expenditures for the fiscal year ending June 30, 2005 will be approximately $4,000,000. We expect to fund such capital commitments with our working capital and by drawing on our existing credit facility.

     Generally, our primary sources of liquidity are cash flows from operations and our credit facility. We have an $85,000,000 committed secured revolving credit facility, which can be used for seasonal borrowings and letters of credit. In addition, this facility contains an accordion feature to increase the facility by up to an additional $25,000,000 by adding an additional financial institution at a later date. Although our credit facility is unsecured, it is guaranteed by all of our subsidiaries, except our Canadian subsidiary. The credit facility requires us to maintain certain financial covenants. If we do not comply with these covenants, our liquidity position could be adversely impacted. Our borrowings under our credit facility were $34,432,000 and $36,796,000 as of September 30, 2004, and 2003, respectively. We also have a Canadian line of credit of approximately $790,639 secured by a letter of credit from a U.S. bank. At September 30, 2004 we had credit availability under our credit facility and our Canadian line of credit as follows:

September 30, 2004
Total credit facility	$85,790,639
Less:
Debt outstanding	34,431,703
Outstanding letters of credit	4,520,477
Canadian standby letter of credit	790,639

Credit available	$46,047,820

     On August 12, 2004 our board of directors declared a dividend of $0.0275 per share, payable to all stockholders of record at the close of business on September 30, 2004. The dividend was paid on October 19, 2004.

     We believe we have adequate financial resources and access to sufficient credit lines to satisfy our future working capital needs.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

     In connection with our acquisition of Superior on July 1, 2004, we assumed Superior’s royalty and lease liabilities. With the exception of the foregoing, there have been no material changes outside the ordinary course of our business in any of our contractual obligations, contingent liabilities, or commitments since June 30, 2004. Estimated lease and royalty payments for Superior are presented in the following table:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$188,000	$100,000	$88,000	—	—
Payments under royalty licenses	1,409,000	200,000	684,000	525,000	—
Total Superior obligations	$1,597,000	$300,000	$772,000	$525,000	—

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

     We perform periodic credit evaluations of our customers’ financial conditions and reserve against accounts deemed uncollectible based upon historical losses and customer specific events. After all collection efforts are exhausted and the account is deemed uncollectible, it is written off against the reserve for doubtful accounts. Credit losses have historically been within management’s expectations and we generally do not require collateral.

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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements that are based on current expectations, estimates and projections about the industry in which we operate, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Such factors as general economic conditions, conditions within our industry, economic or political disruptions in Asia and other parts of the world from which we import goods, termination of key customer relationships, changes in consumer demands or spending patterns, trends in fashion accessories, inventory replenishment levels of our key customers and termination or non-renewal of certain key license agreements may impact future operating results. You are encouraged to consider all such factors in evaluating the information in this quarterly report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to interest rate risk on our long-term debt. The effect of a one-percent increase or decrease in the interest rate on our long-term debt could lower or increase our pre-tax operating results by approximately $344,000. We manage our exposure to changes in interest rates. Our current credit facility does not require us to enter into an interest rate swap agreement against the borrowings under the credit facility. Consequently, we currently have no interest rate swap agreement in effect. We do not expect the potential impact of market conditions on the fair value of our indebtedness to be material.

     At September 30, 2004, our borrowings under our credit facility totaled $34,432,000, bearing a weighted-average interest rate of 3.09%

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

     There has been no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information regarding repurchases of shares of common stock made by us during the quarter ended September 30, 2004. All such shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as Part	of Shares that may
	of Shares	Price Paid	of Publicly Announced	yet be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
July 1, 2004 to July 31, 2004	1,629	$13.69	N/A	N/A
August 1, 2004 to August 31, 2004	297	$13.95	N/A	N/A
September 1 to September 30, 2004	1,797	$14.13	N/A	N/A
Total	3,723	$13.92	N/A	N/A

ITEM 4. Submission of Matters to a Vote of Security Holders

     We held our 2004 Annual Meeting of Stockholders on October 14, 2004. The stockholders voted on the re-election of Colombe M. Nicholas to our board of directors to serve as a Class II director for a three year term expiring at the 2007 annual meeting of stockholders, or until her successor is elected and qualified. The stockholders re-elected Ms. Nicholas to our board of directors. The following table indicates the number of votes cast for the director, the number of votes withheld, and the number of broker non-votes with respect to the election of Ms. Nicholas.

	For	Withheld	Broker Non-Votes
Ms. Colombe M. Nicholas	5,774,654	156,137	- 0 -

     The following directors’ terms continued after the 2004 Annual Meeting:

James F. Gaertner, Ph.D. J.S.B. Jenkins Roger R. Hemminghaus Gene Stallings George C. Lake

     C.A. Rundell, Jr. announced his retirement from the board and did not stand for re-election.

ITEM 6. Exhibits

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

Date: November 12, 2004

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

3.2	Restated Bylaws of Tandy Brands Accessories, Inc.	10-K	9/23/04	0-18927	3.2

(4) Instruments defining the rights of security holders, including indentures

4.1	Certificate of Designations, Powers, Preferences, and Rights of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.1

4.2	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

4.3	Form of Preferred Share Purchase Rights Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.3

4.4	Form of Rights Certificate of Tandy Brands Accessories, Inc.	8-K	11/02/99	0-18927	4

4.5	Amended and Restated Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Bank Boston, N.A.	8-K	11/02/99	0-18927	4

4.6	Amendment to Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Fleet National Bank (f.k.a. Bank Boston, N.A.)	10-Q	05/10/02	0-18927	4.7

(10) Material Contracts

10.1	Tandy Brands Accessories, Inc. 1991 Stock Option Plan*	S-1	11/02/90	33-37588	10.8

10.2	Form of Stock Option Agreement - 1991 Stock Option Plan*	S-1	11/02/90	33-37588	10.9

10.3	Tandy Brands Accessories, Inc. Benefit Restoration Plan and related Trust Agreement and Amendments Nos. 1 and 2 thereto*	10-K	09/25/97	0-18927	10.14

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.4	Amendment No. 3 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, effective as of July 1, 2003 *	10-K	9/23/03	0-18927	10.32

10.5	Succession Agreement, dated July 1, 2001, between Tandy Brands Accessories, Inc. and Chase Texas, N.A. (the Former Trustee) and Comerica Bank – Texas (the Trustee), relating to the Tandy Brands Accessories, Inc. Benefit Restoration Plan*	10-K	9/23/03	0-18927	10.34

10.6	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Directors	S-1	12/17/90	33-37588	10.16

10.7	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Officers	S-1	12/17/90	33-37588	10.17

10.8	Tandy Brands Accessories, Inc. Non-Qualified Formula Stock Option Plan for Non-Employee Directors*	S-8	02/10/94	33-75114	28.1

10.9	Amendment No. 4 to the Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan For Non-Employee Directors *	10-Q	5/10/02	0-18927	10.39

10.10	Tandy Brands Accessories, Inc. 1993 Employee Stock Option Plan and form of Stock Option Agreement thereunder*	S-8	02/10/94	33-75114	28.2

10.11	Tandy Brands Accessories, Inc. Non-Qualified Stock Option Plan for Non-Employee Directors*	S-8	02/10/94	33-75114	28.3

10.12	Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	S-8	06/03/96	33-08579	99.1

10.13	Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	S-8	12/12/97	333-42211	99.1

10.14	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan *	10-Q	5/10/02	0-18927	10.38

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.15	Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-K	09/26/00	0-18927	10.39

10.16	Mid-Market Trust Agreement, dated August 19, 2001, between Tandy Brands Accessories, Inc. and State Street Bank and Trust Company, relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.28

10.17	Amendments Nos. 1-3 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-K	9/23/03	0-18927	10.31

10.18	Succession Agreement, dated June 20, 2002, between Tandy Brands Accessories, Inc. and Comerica Bank – Texas, (the Trustee), relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.35

10.19	Amendment No. 4 to the Tandy Brands Accessories, Inc. Employees Investment Plan dated December 22, 2003 *	10-Q	2/12/04	0-18927	10.38

10.20	Credit Agreement, dated as of June 27, 2001, among Tandy Brands Accessories, Inc. as the Borrower, Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent and as Lender, certain Financial Institutions as Lenders and Wells Fargo Bank, N.A. as Arranger	10-K	09/25/01	0-18927	10.34

10.21	ISDA Master Agreement, dated as of June 27, 2001, between Tandy Brands Accessories, Inc. and Wells Fargo Bank, N.A.	10-K	09/25/01	0-18927	10.35

10.22	Limited Consent and Waiver, dated November 5, 2001, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent under the Agreement	10-Q	11/13/01	0-18927	10.37

10.23	First Amendment to Credit Agreement, dated June 28, 2002, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A.	10-K	9/27/02	0-18927	10.23

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.24	Second Amendment to Credit Agreement, dated June 26, 2003, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A.	10-K	9/23/03	0-18927	10.29

10.25	Third Amendment to Credit Agreement, dated August 26, 2004, among Tandy Brands Accessories, Inc., Wells Fargo Bank, N.A., Comerica Bank, JPMorgan Chase Bank and Bank of America, N.A.	10-K	9/23/04	0-18927	10.38

10.26	Tandy Brands Accessories, Inc. Stock Purchase Program (as amended and restated effective October 18, 1991)*	S-8	03/27/92	33-46814	28.1

10.27	Amendment No. 1 to the Tandy Brands Accessories, Inc. Stock Purchase Program*	10-Q	5/12/03	0-18927	10.27

10.28	Amendment No. 2 to the Tandy Brands Accessories, Inc. Stock Purchase Program effective May 23, 1998 *	10-Q	2/12/04	0-18927	10.37

10.29	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Dr. James F. Gaertner*	S-8	5/15/02	33-88276	10.2

10.30	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Marvin J. Girouard *	S-8	5/15/02	33-88276	10.3

10.31	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Gene Stallings*	S-8	5/15/02	33-88276	10.4

10.32	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Roger R. Hemminghaus*	S-8	5/15/02	33-88276	10.5

10.33	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	33-88276	10.6

10.34	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
`
10.35	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.39

10.36	Form of Employee Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.40

10.37	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.41

10.38	Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan *	10-K	9/23/04	0-18927	10.42

10.39	Tandy Brands Accessories, Inc. Supplemental Executive Retirement Plan*	10-Q	2/12/03	0-18927	10.25

10.40	Amendment No. 1 to the Tandy Brands Accessories, Inc. Supplemental Executive Retirement Plan, effective January 1, 2003*	10-K	9/23/03	0-18927	10.30

10.41	Form of Severance Agreement between Tandy Brands Accessories, Inc. and each of J.S.B. Jenkins, Stanley T. Ninemire and Mark J. Flaherty*	10-K	9/23/03	0-18927	10.33

10.42	Office Lease Agreement, dated January 31, 2004, between Koll Bren Fund VI, LP and Tandy Brands Accessories, Inc. relating to the corporate office	10-Q	2/12/04	0-18927	10.36

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32) Section 1350 Certifications

32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

* Management contract or compensatory plan
** Filed herewith