Form 10-Q
period 2004-12-31
TANDY BRANDS ACCESSORIES INC
filed 2005-02-11
CIK 869487

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2004

Commission File Number 0-18927

TANDY BRANDS ACCESSORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75 -2349915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes ☐       No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding
Class	at February 10, 2005
Common stock, $1.00 par value	6,485,511

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Form 10-Q
Quarter Ended December 31, 2004

Page No.
PART I — FINANCIAL INFORMATION

Item

1. Financial Statements	3-12

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

3. Quantitative and Qualitative Disclosures About Market Risk	20

4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item

2. Unregistered Sales of Equity Securities and Use of Proceeds	21

4. Submission of Matters to a Vote of Security Holders	21

6. Exhibits	21

SIGNATURES	22

EXHIBIT INDEX	23-27

Certification Pursuant to Rule 13a -14(a)/15d -14(a) (Chief Executive Officer)

Certification Pursuant to Rule 13a -14(a)/15d -14(a) (Chief Financial Officer)

Section 1350 Certifications – CEO & CFO
Restated Bylaws
Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)
Certifications of CEO and CFO Pursuant to Section 1350

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0 - 18927
Form 10 - Q

Condensed Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	December 31		December 31
	2004	2003	2004	2003
Net sales	$73,990	$64,159	$134,463	$128,391
Cost of goods sold	45,958	42,078	84,372	84,680

Gross margin	28,032	22,081	50,091	43,711

Selling, general and administrative expenses	19,486	14,055	35,720	29,265
Depreciation and amortization	1,222	1,020	2,320	2,058

Total operating expenses	20,708	15,075	38,040	31,323

Operating income	7,324	7,006	12,051	12,388

Interest expense	(402)	(677)	(658)	(1,370)
Royalty and other income	76	29	167	31

Income before provision for income taxes	6,998	6,358	11,560	11,049
Provision for income taxes	2,707	2,449	4,455	4,295

Net income	$4,291	$3,909	$7,105	$6,754

Earnings per common share	$0.68	$0.63	1.13	$1.10

Earnings per common share — assuming dilution	$0.65	$0.61	1.09	$1.07

Common shares outstanding	6,315	6,207	6,289	6,157

Common shares outstanding — assuming dilution	6,585	6,399	6,537	6,336

Cash dividends declared per common share	$0.0275	$0.0250	$0.0550	$0.0500

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0 - 18927
Form 10 - Q

Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	December 31,	June 30,
	2004	2004
ASSETS

Current assets:
Cash and cash equivalents	$3,129	$6,086
Accounts receivable, net	47,715	33,427
Inventories:
Raw materials and work in process	5,262	4,980
Finished goods	54,788	52,106
Deferred income taxes	5,209	4,009
Other current assets	1,685	1,613

Total current assets	117,788	102,221

Property and equipment, at cost	36,566	34,581
Accumulated depreciation	(21,982)	(20,206)

Net property and equipment	14,584	14,375

Other assets:
Goodwill	18,398	11,655
Other intangibles, less accumulated amortization	6,280	4,534
Supplemental Executive Retirement Plan intangible asset	1,255	1,255
Other assets	1,710	1,534

Total other assets	27,643	18,978

	$160,015	$135,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,349	$14,224
Accrued expenses	10,425	6,362

Total current liabilities	20,774	20,586

Other liabilities:
Notes payable	24,482	10,000
Deferred income taxes	2,916	2,066
Supplemental Exective Retirement Plan liability	1,378	1,721
Other noncurrent liabilities	1,784	1,302

Total other liabilities	30,560	15,089

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,459,459 shares and 6,305,886 shares issued and outstanding as of December 31, 2004 and June 30, 2004, respectively	6,459	6,306
Additional paid-in capital	28,194	26,765
Cumulative other comprehensive income/(loss)	471	(121)
Shares held by Benefit Restoration Plan Trust	(1,036)	(894)
Retained earnings	74,593	67,843

Total stockholders’ equity	108,681	99,899

	$160,015	$135,574

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0 - 18927
Form 10 - Q

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income	$7,105	$6,754
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	2,115	1,962
Amortization	254	185
Amortization of debt origination costs	58	58
Income tax benefit of exercise of employee stock options	64	164
Deferred taxes	(206)	222
Other	(678)	98
Change in assets and liabilities:
Accounts receivable	(13,461)	867
Inventories	(388)	5,033
Other assets	(503)	(449)
Accounts payable	(3,918)	(4,585)
Accrued expenses	3,933	(47)

Net cash provided by (used for) operating activities	(5,625)	10,262

Cash flows from investing activities:
Purchases of property and equipment	(2,057)	(1,569)
Purchase of Superior Merchandise Company	(10,000)	—

Net cash (used for) investing activities	(12,057)	(1,569)

Cash flows from financing activities:
Sale of stock to stock purchase program	877	926
Exercise of employee stock options	506	746
Payment of dividends	(334)	(154)
Proceeds from borrowings	69,252	36,082
Payments under borrowings	(55,576)	(36,082)

Net cash provided by financing activities	14,725	1,518

Net increase (decrease) in cash and cash equivalents	(2,957)	10,211
Cash and cash equivalents at beginning of period	6,086	3,814

Cash and cash equivalents at end of period	$3,129	$14,025

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$537	$1,253
Income taxes	1,995	2,953

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Accounting Principles

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the accrual for the legal contingency as discussed in Note 10) considered necessary for a fair presentation have been included. Our first and second quarter sales and net income normally reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Consequently, operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2004 Annual Report.

     Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.

Note 2 – Impact of New Accounting Standards

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which will become effective for most publicly owned companies for interim or annual periods beginning after June 15, 2005. This Statement requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair value. We will be required to adopt this statement on July 1, 2005 for fiscal 2006. The statement permits adoption of its requirements using one of two methods. The “modified prospective” method requires compensation cost to be recognized for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date that remain unvested as of the effective date. The other method is the “modified retrospective” method, which includes the requirements of the “modified prospective” method, but also permits companies to restate prior years’ income based on amounts previously recognized in the pro forma disclosures under Statement 123 for all prior periods presented. The disclosures in Note 6 present the pro forma effects on our financial statements of the application of the fair value method to the stock options issued to our employees and our non-employee directors during fiscal 2006. We are currently evaluating the impact of the adoption of this statement and estimate the effect on our consolidated financial position and statements of income, stockholders’ equity and cash flows will approximate the pro forma effects presented in Note 6 and previously disclosed in our consolidated financial statements for the year ended June 30, 2004.

     In addition, Statement 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported in the Statement of Cash Flows as a financing cash flow rather than an operating cash flow as currently reported. This would result in reduced operating cash flows for any quarter in which employee stock options were exercised, beginning with our first quarter of fiscal 2006.

     In November, 2004, the FASB issued Statement 151, “Inventory Costs,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that our adoption of this statement in fiscal 2006 will have a material impact on our consolidated financial position or statements of income, stockholders’ equity and cash flows.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Comprehensive Income

     The following table illustrates the components of comprehensive income, net of related tax, for the three and six months ended December 31, 2004 and 2003 (in thousands).

	Three Months		Six Months
	Ended		Ended
	December 31, 2004		December 31, 2004
	2004	2003	2004	2003
Net income	$4,291	$3,909	$7,105	$6,754
Foreign currency translation adjustments	309	214	592	206
Fair value of interest rate swap	—	255	—	509

Comprehensive income	$4,600	$4,378	$7,697	$7,469

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 – Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,
	2004	2003	2004	2003
Numerator for basic and diluted earnings per share:

Net income	$4,291	$3,909	$7,105	$6,754

Denominator:
Weighted average shares outstanding	6,292	6,187	6,266	6,137
Contingently issuable shares	23	20	23	20

Denominator for basic earnings per share — weighted average shares	6,315	6,207	6,289	6,157

Effect of dilutive securities:
Employee stock options and other	241	160	220	149
Director stock options	29	32	28	30

Dilutive potential common shares	270	192	248	179

Denominator for diluted earnings per share — adjusted weighted average shares	6,585	6,399	6,537	6,336

Earnings per common share	$0.68	$0.63	$1.13	$1.10

Earnings per common share — assuming dilution	$0.65	$0.61	$1.09	$1.07

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Disclosures about Segments of an Enterprise and Related Information

     We sell our products to a variety of retail outlets, including mass merchants, national chain stores, major department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military. Our company and our corresponding customer relationships are organized along men’s and women’s product lines. As a result, we have two reportable segments: (1) men’s accessories, consisting of belts, wallets, suspenders, neckwear, other small leather goods, and gift accessories, and (2) women’s accessories, consisting of belts, wallets, handbags, socks, scarves, hats and hair accessories. Our men’s accessories segment includes the operating results of Superior Merchandise Company (ETON), which we acquired on July 1, 2004 (See Note 9). General corporate expenses are allocated to each segment based on the respective segment’s asset base. Depreciation and amortization expense related to assets recorded on our corporate accounting records are allocated to each segment as described above. Management measures profit or loss on each segment based upon income or loss before taxes utilizing the accounting policies consistent in all material respects with those described in Note 1 of our 2004 Annual Report. No inter-segment revenue is recorded.

     The following table sets forth information regarding operations and assets by reportable segment (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenue from external customers:
Men’s accessories	$44,895	$31,774	$80,361	$61,561
Women’s accessories	29,095	32,385	54,102	66,830

	$73,990	$64,159	$134,463	$128,391

Operating income (1):
Men’s accessories	$6,042	$4,573	$10,117	$7,758
Women’s accessories	1,282	2,433	1,934	4,630

	$7,324	$7,006	$12,051	$12,388

Interest expense	(402)	(677)	(658)	(1,370)
Other income (2)	76	29	167	31

Income before income taxes and cumulative effect of accounting change	$6,998	$6,358	$11,560	$11,049

Depreciation and amortization expense:
Men’s accessories	$736	$514	$1,381	$1,074
Women’s accessories	486	506	939	984

	$1,222	$1,020	$2,320	$2,058

Capital expenditures:
Men’s accessories	$100	$—	$253	$7
Women’s accessories	25	132	308	496
Corporate	826	731	1,496	1,066

	$951	$863	$2,057	$1,569

(1)	Operating income/(loss) consists of net sales less cost of sales and specifically identifiable and allocated selling, general and administrative expenses.

(2)	Other income includes royalty income on corporate tradenames and other income not specifically identifiable to a segment.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Stock-Based Compensation

     We may, with the approval of our board of directors, grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, we recognize no compensation expense for the stock option grants. The following table reflects the impact on net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation for the three- and six-month periods ended December 31, 2004 and 2003:

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income:
As reported	$4,291	$3,909	$7,105	$6,754
Add: stock-based compensation expense recognized, net of tax	31	23	83	46

Net income — as adjusted	4,322	3,932	7,188	6,800

Less: compensation expense per SFAS 123, net of tax	(120)	(120)	(238)	(237)

Pro forma	$4,202	$3,812	$6,950	$6,563

Earnings per share:
As reported	$0.68	$0.63	$1.13	$1.10
Pro forma	$0.67	$0.61	$1.11	$1.07

Earnings per share-assuming dilution:
As reported	$0.65	$0.61	$1.09	$1.07
Pro forma	$0.64	$0.60	$1.06	$1.04

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2005 and 2004: dividend yield of 1.0% for 2005 and 2004; expected volatility of .210% and .238% for 2005 and 2004, respectively; a risk-free interest rate of 3.25% for 2005 and 5.25% for 2004; and an expected holding period of seven years. Using these assumptions for the options granted during the first six months of fiscal 2005 and 2004, the weighted-average fair value of such options on the date of grant ranged from $3.53 to $5.27.

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

     On October 14, 2004, an aggregate of 5,770 shares of restricted stock were awarded to the non-employee members of the board of directors. These restricted shares will become fully vested on October 14, 2007, with one-third of the shares vesting on each anniversary of the date of grant. Generally, upon the death, disability, resignation, or termination of a director, that director’s shares become fully vested. These shares of stock, while not transferable, bear rights of ownership, including voting and dividend rights, during the vesting period. The non-employee members of our board of directors were also awarded stock options to purchase an aggregate of 10,386 shares of our common stock at an exercise price of $14.33 per share on October 14, 2004. These stock options will become fully vested six months after the date of grant.

     On July 1, 2004, our executive officers were awarded a total of 22,800 shares of restricted stock, which will become fully vested on July 1, 2007. These shares of stock, while not transferable, bear rights of ownership, including voting and dividend rights, during the three-year vesting period. There are no performance requirements related to vesting, only continued employment through the vesting date. Unearned compensation in the amount of $302,328 was recorded during the quarter ended September 30, 2004. Compensation expense of approximately $48,000, related to these restricted shares and the restricted shares awarded July 1, 2003, was recorded during the quarter ended December 31, 2004. Our executive officers were also awarded stock options to purchase a total of 56,100 shares of our common stock on July 1, 2004. Other key employees were awarded stock options to purchase a total of 90,500 shares of our common stock on July 1, 2004, as well. These stock options vest in one-third increments on each anniversary of the date of grant.

Note 7– Employee Benefit Plans

     During the quarter ended December 31, 2004, we recorded expense of $78,000 related to our Supplemental Executive Retirement Plan for certain of our key executive officers. Based on the actuarial calculation for our year ended June 30, 2004, we anticipate that we will recognize approximately $330,000 in expense related to this plan during fiscal 2005.

     We recorded expense of $244,000 related to our Benefit Restoration Plan for certain of our key executive officers during the quarter ended December 31, 2004. Adjustments to expense will be recorded each quarter based on the differential between the cost of Company stock owned by the Plan and the market value of that stock on the last day of the quarter.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Credit Facility

     On August 26, 2004, we amended our secured revolving credit facility with certain financial institutions. The amendment extended the expiration of our agreement from November 30, 2006, to November 30, 2007, and increased the facility from $60,000,000 to $85,000,000. Of this amount, $10,000,000 is a sub-limit of the credit facility (“swing line”), which may be used for same day advances to be provided solely by the administrative agent (a financial institution) of the credit facility. Both the credit facility and swing line bear interest at variable rates with short-term durations. The credit facility may be used for borrowings and letters of credit. The amended facility contains an accordion feature to increase the facility by up to an additional $25,000,000 by adding a financial institution at a later date. Although the previous credit facility was secured by substantially all of our assets and the assets of our subsidiaries, the amended facility is unsecured. The amended facility requires the maintenance of certain financial covenants, which, if not met, could adversely impact our liquidity. Our amended credit facility permits the payment of dividends and does not require us to enter into an interest rate swap agreement against the borrowings under the credit facility. The credit facility also includes a commitment fee based on certain financial performance objectives ranging from 20 to 37.5 basis points on the unused balance. Principal payments on the credit facility are due on the expiration date. The amended credit facility is guaranteed by all of our subsidiaries, except our Canadian subsidiary.

Note 9 – Acquisitions

     On July 1, 2004, we completed our acquisition of all the equity interest in Superior Merchandise Company (sometimes referred to as “Superior” or “ETON”). The total purchase price was $10,000,000 and was funded entirely with cash, drawing on our existing credit line. In addition, we retired all of Superior’s outstanding debt totaling approximately $806,000. Superior, which also operates under the name of ETON®, primarily markets and distributes men’s and women’s gift accessories under both the ETON® and the licensed totes® brands. The pro forma effects of this acquisition are not material.

     The operating results of Superior are included under our men’s accessories reporting segment (see Note 5) for the first six months of fiscal 2005. For the six months ended December 31, 2004, Superior has recorded sales of $14.5 million, net of returns and allowances which include a $1.8 million return reserve due to the nature of Superior’s gift accessory business. Actual returns may be significantly different than the estimates used in determining the return reserve. Third quarter operating results for ETON could be affected by actual returns which vary significantly from the amount reserved.

     Goodwill in the amount of $6,600,000 related to the purchase of Superior is included in our balance sheet as of December 31, 2004. Based upon additional analysis of the value of the intangible assets related to customer lists and trade names, $2,000,000 was reclassified from goodwill to intangible assets during the quarter ended December 31, 2004. The purchase price allocation for goodwill is preliminary as we are awaiting receipt of final appraisals of certain assets . The purchase price allocation will be completed during the third quarter of fiscal 2005.

Note 10 – Contingencies

     During the second quarter of fiscal 2005, the company recorded a $680,000 one-time non-recurring charge related to a preliminary agreement to settle a pending legal dispute related to certain products produced by the company. The charge is recorded in selling, general and administrative expense for the period.

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

     The second quarter of fiscal 2005 reflects strong sales in our men’s division, particularly in our core men’s business and our recently acquired ETON gift accessory business. The ETON gift accessory business contributed approximately $10.2 million to our men’s division sales during the quarter ended December 31, 2004. We experienced a slowdown in our women’s department store business due to soft holiday sales, which resulted in lower than expected handbag sales. Our women’s mass merchant accessories business stabilized during the second quarter, with sales which approximated the same quarter last year. We see opportunities in a number of new programs and the introduction of a new product line in our women’s accessories division during the third quarter of fiscal 2005.

     On December 2, 2004, we announced a dividend of $.0275 per share payable to stockholders of record as of December 31, 2004. This dividend was paid on January 20, 2005.

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2004 Compared to the Three and Six Months Ended December 31, 2003

Net Sales and Gross Margins

     The following table illustrates sales and gross margin data from our reportable segments for the three and six months ended December 31, 2004, compared to the same periods in 2003.

	Three Months Ended			Six Months Ended
	December 31,			December 31,
			% Increase			% Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
Net sales:
Men’s accessories	$44,895	$31,774	41.3%	$80,361	$61,561	30.5%
Women’s accessories	29,095	32,385	(10.2)%	54,102	66,830	(19.0)%

Total net sales	$73,990	$64,159	15.3%	$134,463	$128,391	4.7%

Gross margin:
Men’s accessories	$18,359	$11,812	55.4%	$32,817	$23,268	41.0%
Women’s accessories	9,673	10,269	(5.8)%	17,274	20,443	(15.5)%

Total gross margin	$28,032	$22,081	27.0%	$50,091	$43,711	14.6%

Gross margin as a percentage of sales:
Men’s accessories	40.9%	37.2%		40.8%	37.8%
Women’s accessories	33.2%	31.7%		31.9%	30.6%
Total	37.9%	34.4%		37.3%	34.0%

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

     For the three-month period ended December 31, 2004, net sales increased by $9.8 million, or 15.3%, compared to net sales for the same period in the prior year. Net sales of men’s accessories increased by $13.1 million dollars, or 41.3%, for the quarter compared to the same period last year due to strong sales from belt and small leather goods programs in the mass merchant category, the introduction of our men’s jewelry and neckwear programs, and shipments of gift accessories by the recently acquired ETON gift accessories business. $10.2 million of the increase in men’s accessories sales for the quarter are attributable to ETON. Excluding the ETON gift accessory business, sales in our men’s division increased 9.2% from the prior year. Net sales of women’s accessories decreased by $3.3 million, or 10.2%, for the quarter compared to the same period in the prior year, primarily due to soft holiday sales which resulted in lower than expected handbag sales in our department store categories. Our women’s mass merchant accessories stabilized during the second quarter with sales which approximated the same quarter in the prior year.

     For the six-month period ended December 31, 2004, net sales increased 4.7% from the same period in the prior year. The increase is due to increased sales of men’s accessories to our mass merchant customers and the addition of the gift accessories business from the acquisition of ETON in July, 2004. Sales of our women’s accessories declined compared to last year due to lower sales in both our women’s mass merchant category and our women’s department store division as a result of competitive market pressures and weakened trends in fashion accessories.

     For the six months ended December 31, 2004, ETON has recorded sales of $14.5 million, net of returns and allowances which include a $1.8 million return reserve due to the nature of ETON’s gift accessory business. Actual returns may be significantly different than the estimates used in determining the return reserve. Third quarter operating results for ETON could be affected by actual returns which vary significantly from the amount reserved.

     As a percentage of sales, gross margins increased 3.5% for the three-month period and 3.3% for the six-month period ended December 31, 2004 compared to the same period in the prior year. The gross margin increases are due to a higher sales mix of men’s accessories, which includes the higher margin gift accessories’ business, and improved margins in our women’s mass merchant categories compared to the same period last year. We anticipate our ETON gift accessories business will generate sales with gross margins that are approximately 250 to 500 basis points above our core men’s accessories business. Nevertheless, any material changes in sales mix, such as higher mass merchant accessory sales or direct shipments, could lower our gross margin percentages during a particular season.

Operating Expenses

     The following table illustrates selling, general, and administrative (“SG&A”) expense data from our reportable segments for the three and six months ended December 31, 2004, compared to the same period in the prior year:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
			% Increase			% Increase
	2004	2003	(Decrease)	2004	2003	(Decrease)
Selling, general & administrative expenses:
Men’s accessories	$11,643	$6,533	78.2%	$21,036	$14,313	47.0%
Women’s accessories	7,843	7,522	4.3%	14,684	14,952	(1.8)%

	$19,486	$14,055	38.6%	$35,720	$29,265	22.1%

Depreciation and amortization expense:
Men’s accessories	$736	$514	43.2%	$1,381	$1,074	28.6%
Women’s accessories	486	506	(4.0)%	939	984	(4.6)%

	$1,222	$1,020	19.8%	$2,320	$2,058	12.7%

Interest expense	$402	$677	(40.6)%	$658	$1,370	(52.0)%

Net income	$4,291	$3,909	9.8%	$7,105	$6,754	5.2%

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

     Selling, general and administrative expenses for the three months ended December 31, 2004, increased 38.6% compared to the same period last year. Included in the SG&A expense for the quarter is a $680,000 charge related to a preliminary agreement to settle a pending legal dispute related to certain products produced by the company. Other expense increases relate to higher variable costs in our men’s division due to higher sales during the quarter. Royalty expense increased by $877,000 during the quarter ended December 31, 2004 compared to the same quarter last year due to licenses acquired with ETON in July, 2004. Increased costs due to the operation of the ETON facility in New Orleans continued during the second quarter. Also, during the second quarter of fiscal 2004 we recorded a bad debt recovery of $651,000 from a customer’s bankruptcy court settlement and payment of accounts receivable that we had previously reserved.

     For the six-month period ended December 31, 2004, selling, general and administrative expenses increased 22.1%. Increased costs include the planned integration costs related to the operation of an additional facility in New Orleans, such as rent, wages, and other operating costs resulting from our acquisition of ETON. Included in these planned ETON integration costs are such expenses as rent expense of $229,000 for the New Orleans facilities, wages and related payroll costs of $667,000, and contract labor expenses of approximately $250,000. We plan to phase out operations in the New Orleans facilities during the third quarter of 2005 which should result in decreased SG&A expenses during the last two quarters of fiscal 2005. Other increased expenses related to the implementation of a new distribution software application for our Yoakum, Texas facility, such as consulting fees, and higher variable costs resulting from increased sales in our men’s division. Total royalty expense for the six-month period increased to $1,819,000 compared to $700,000 for the same period in the previous year.

     Depreciation and amortization expense increased for the three and six months ended December 31, 2004, compared to the same period the previous year due to the acquisition of Superior, certain leasehold improvements in our corporate offices, and assets related to a distribution software implementation in our Yoakum, Texas, facility.

     Interest expense for the three and six months ended December 31, 2004, decreased $275,000 and $712,000, respectively, compared to the same period in the previous year. This overall decrease primarily relates to reduced interest rates resulting from the expiration of our loan swap agreement in June 2004.

     The effective tax rate for the six months ended September 30, 2004, was 38.5%, which is slightly below the effective tax rate for the same period in the previous year due to lower effective state and local tax rates.

     Net income for the three-month period ended December 31, 2004, increased 9.8% to $4,291,000, or $.65 per diluted share, compared to net income of $3,909,000, or $.61 per diluted share, for the same period last year. For the six-month period ended December 31, 2004, net income increased 5.2% to $7,105,000, or $1.09 per diluted share compared to net income of $6,754,000, or $1.07 per diluted share, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended December 31, 2004, our operating activities used cash of $5,625,000, compared to our operating activities providing $10,262,000 in the same period the previous year. This change is due to increased seasonal inventory procurement for both ETON and our core men’s division compared to the prior year and an increase in our accounts receivable at December 31, 2004 due to increased sales and the timing of shipments to customers. Our investing activities used cash of $12,057,000 this year compared to $1,569,000 in the prior year due primarily to our acquisition of Superior for $10,000,000 on July 1, 2004. The purchase was funded entirely with cash, drawing on our existing credit line.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

     Capital expenditures totaled $2,057,000 for the six months ended December 31, 2004, an increase of $488,000 from the same period the previous year. This increase is attributed to the implementation of a new distribution software application at our facility in Yoakum, Texas, and the acquisition of additional computer hardware related to that project. The Yoakum software implementation project is scheduled for completion during the third quarter of fiscal 2005. Other capital expenditures during the quarter are related to additional leasehold improvements in our corporate offices. Capital commitments for the remainder of fiscal 2005 include additional expenditures related to the Yoakum software implementation. We anticipate that our total capital expenditures for the fiscal year ending June 30, 2005, will be approximately $3,500,000. We expect to fund such capital commitments with our working capital and by drawing on our existing credit facility.

     Generally, our primary sources of liquidity are cash flows from operating activities and our credit facility. We have an $85,000,000 secured revolving credit facility, which can be used for seasonal borrowings and letters of credit. In addition, this facility contains an accordion feature to increase the facility by up to an additional $25,000,000 by adding an additional financial institution at a later date. Although our credit facility is unsecured, it is guaranteed by all of our subsidiaries, except our Canadian subsidiary. The credit facility requires us to maintain certain financial covenants. If we do not comply with these covenants, our liquidity position could be adversely impacted. Our borrowings under our credit facility were $24,482,000 and $30,000,000 as of December 31, 2004, and 2003, respectively. We also have a Canadian line of credit of approximately $831,000 secured by a letter of credit from a United States bank. At December 31, 2004, we had credit availability under our credit facility and our Canadian line of credit as follows:

December 31, 2004
Total credit facility	$85,831,000
Less:
Debt outstanding	24,482,308
Outstanding letters of credit	3,577,103
Canadian standby letter of credit	831,000

Credit available	$56,940,589

     During fiscal 2005 we declared dividends as set forth in the following table:

Declaration Date	Record Date	Payable Date	Dividend per share
August 12, 2004	September 30, 2004	October 19, 2004	$0.0275

December 2, 2004	December 31, 2004	January 20, 2005	$0.0275

     We believe we have adequate financial resources and access to sufficient credit lines to satisfy our future working capital needs.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

     In connection with our acquisition of ETON on July 1, 2004, we assumed ETON’s royalty and lease liabilities. With the exception of the foregoing, there have been no material changes outside the ordinary course of our business in any of our contractual obligations, contingent liabilities, or commitments since June 30, 2004. Estimated lease and royalty payments for ETON are presented in the following table:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$188,000	$100,000	$88,000	—	—

Payments under royalty licenses	1,409,000	200,000	684,000	525,000	—

Total ETON obligations	$1,597,000	$300,000	$772,000	$525,000	—

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

Inventories

     Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market. Cost includes materials, direct and indirect labor, and factory overhead. Market, with respect to raw materials, is replacement cost; and for work-in-process and finished goods, it is net realizable value. If circumstances arise in which the market value of items in inventory declines below cost, an inventory markdown would be estimated and charged to expense in the period identified. We closely monitor fashion trend items and anticipate additional inventory markdowns if market indications in fashion trends justify further reserves.

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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to interest rate risk on our long-term debt. The effect of a one-percent increase or decrease in the interest rate on our long-term debt could lower or increase our pre-tax operating results by approximately $245,000. We manage our exposure to changes in interest rates. Our current credit facility does not require us to enter into an interest rate swap agreement against the borrowings under the credit facility. Consequently, we currently have no interest rate swap agreement in effect. We do not expect the potential impact of market conditions on the fair value of our indebtedness to be material.

     At December 31, 2004, our borrowings under our credit facility totaled $24,482,000, bearing a weighted-average interest rate of 3.07%

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

     There has been no change in our internal control over financial reporting during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information regarding repurchases of shares of common stock made by us during the quarter ended December 31, 2004. All such shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as Part	of Shares that may
	of Shares	Price Paid	of Publicly Announced	yet be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
October 1, 2004 to October 31, 2004	5,651	$14.45	N/A	N/A

November 1, 2004 to November 30, 2004	292	$14.12	N/A	N/A

December 1 to December 31, 2004	295	$14.13	N/A	N/A

Total	6,238	$14.41	N/A	N/A

ITEM 4. Submission of Matters to a Vote of Security Holders

     We held our 2004 Annual Meeting of Stockholders on October 14, 2004. The stockholders voted on the reelection of Colombe M. Nicholas to our board of directors to serve as a Class II director for a three year term expiring at the 2007 annual meeting of stockholders, or until her successor is elected and qualified. The stockholders reelected Ms. Nicholas to our board of directors. The following table indicates the number of votes cast for the director, the number of votes withheld, and the number of broker non-votes with respect to the election of Ms. Nicholas.

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

TANDY BRANDS ACCESSORIES, INC.
(Registrant)

/s/ J.S.B. Jenkins

J.S.B. Jenkins
President, Chief Executive Officer and
Duly Authorized Officer
(Principal Executive Officer)

/s/ Mark J. Flaherty

Mark J. Flaherty
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: February 11, 2005

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