Form 10-Q
period 2005-03-31
TANDY BRANDS ACCESSORIES INC
filed 2005-05-11
CIK 869487

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Yes ☐       No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding
Class	at May 10, 2005
Common stock, $1.00 par value	6,554,110

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Form 10-Q
Quarter Ended March 31, 2005

PART I — FINANCIAL INFORMATION

Item		Page No.

1.	Financial Statements	3 - 13

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 19

3.	Quantitative and Qualitative Disclosures About Market Risk	20

4.	Controls and Procedures	20

PART II — OTHER INFORMATION

Item

2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

6.	Exhibits	21

SIGNATURES		22

EXHIBIT INDEX		23-27

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

Section 1350 Certifications — CEO & CFO
Certification Pursuant to Rule 13a-14(a)/15d-14(a) - CEO
Certification Pursuant to Rule 13a-14(a)/15d-14(a) - CFO
Section 1350 Certifications - CEO & CFO

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0 -18927
Form 10 — Q

Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	March 31		March 31
	2005	2004	2005	2004
Net sales	$43,905	$42,560	$178,368	$170,951
Cost of goods sold	27,839	27,177	112,211	111,857

Gross margin	16,066	15,383	66,157	59,094

Selling, general and administrative expenses	16,112	13,594	51,832	42,859
Depreciation and amortization	1,393	992	3,713	3,050

Total operating expenses	17,505	14,586	55,545	45,909

Operating income (loss)	(1,439)	797	10,612	13,185

Interest expense	(313)	(596)	(971)	(1,966)
Royalty and other income	41	24	208	55

Income (loss) before provision for income taxes	(1,711)	225	9,849	11,274
Provision (benefit) for income taxes	(714)	93	3,741	4,388

Net income (loss)	$(997)	$132	$6,108	$6,886

Earnings (loss) per common share	$(0.16)	$0.02	0.97	$1.11

Earnings (loss) per common share — assuming dilution	$(0.16)	$0.02	0.93	$1.08

Common shares outstanding	6,374	6,283	6,317	6,199

Common shares outstanding — assuming dilution	6,374	6,430	6,570	6,367

Cash dividends declared per common share	$0.0275	$0.0250	$0.0825	$0.0750

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0 -18927
Form 10 — Q

Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31,	June 30,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$2,196	$6,086
Accounts receivable, net	39,067	33,427
Inventories:
Raw materials and work in process	5,502	4,980
Finished goods	58,022	52,106
Deferred income taxes	4,882	4,009
Other current assets	1,796	1,613

Total current assets	111,465	102,221

Property and equipment, at cost	37,213	34,581
Accumulated depreciation	(22,923)	(20,206)

Net property and equipment	14,290	14,375

Other assets:
Goodwill	18,148	11,655
Other intangibles, less accumulated amortization	6,590	4,534
Supplemental Executive Retirement Plan intangible asset	1,255	1,255
Other assets	1,396	1,534

Total other assets	27,389	18,978

	$153,144	$135,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,462	$14,224
Accrued expenses	6,488	6,362

Total current liabilities	17,950	20,586

Other liabilities:
Notes payable	20,571	10,000
Deferred income taxes	3,199	2,066
Supplemental Exective Retirement Plan liability	1,456	1,721
Other noncurrent liabilities	1,727	1,302

Total other liabilities	26,953	15,089

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,511,869 shares and 6,305,886 shares issued and outstanding as of March 31, 2005 and June 30, 2004, respectively	6,512	6,306
Additional paid-in capital	28,872	26,765
Cumulative other comprehensive income/(loss)	419	(121)
Shares held by Benefit Restoration Plan Trust	(980)	(894)
Retained earnings	73,418	67,843

Total stockholders’ equity	108,241	99,899

	$153,144	$135,574

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0 -18927
Form 10 — Q

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$6,108	$6,886
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	3,288	2,907
Amortization	546	275
Amortization of debt origination costs	87	87
Income tax benefit of exercise of employee stock options	107	186
Deferred taxes	404	739
Other	(880)	(119)
Change in assets and liabilities:
Accounts receivable	(4,813)	6,458
Inventories	(3,862)	11,778
Other assets	(478)	(41)
Accounts payable	(2,805)	(8,383)
Accrued expenses	17	(1,221)

Net cash provided by (used for) operating activities	(2,281)	19,552

Cash flows from investing activities:
Purchases of property and equipment	(2,806)	(2,549)
Purchase of Superior Merchandise Company	(10,000)	—

Net cash (used for) investing activities	(12,806)	(2,549)

Cash flows from financing activities:
Sale of stock to stock purchase program	1,219	1,390
Exercise of employee stock options	725	1,115
Payment of dividends	(512)	(309)
Proceeds from borrowings	73,773	36,627
Payments under borrowings	(64,008)	(36,627)

Net cash provided by financing activities	11,197	2,196

Net increase (decrease) in cash and cash equivalents	(3,890)	19,199
Cash and cash equivalents at beginning of period	6,086	3,814

Cash and cash equivalents at end of period	$2,196	$23,013

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$803	$1,826
Income taxes	3,190	3,589

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Accounting Principles

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the accrual for the legal contingency as discussed in Note 11) considered necessary for a fair presentation have been included. Our first and second quarter sales and net income normally reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Consequently, operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. The consolidated balance sheet at June 30, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.

Note 2 — Impact of New Accounting Standards

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which will become effective for most publicly owned companies for annual periods beginning after June 15, 2005. This Statement requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair value. We will be required to adopt this statement on July 1, 2005, for fiscal 2006. The statement permits adoption of its requirements using one of two methods. The “modified prospective” method requires compensation cost to be recognized for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date that remain unvested as of the effective date. The other method is the “modified retrospective” method, which includes the requirements of the “modified prospective” method, but also permits companies to restate prior years’ income based on amounts previously recognized in the pro forma disclosures under Statement 123 for all prior periods presented. The disclosures in Note 7 present the pro forma effects on our financial statements of the application of the fair value method to the stock options issued to our employees and our non-employee directors during fiscal 2005. We are currently evaluating the impact of the adoption of this statement and estimate the effect on our consolidated financial position and statements of operations, stockholders’ equity and cash flows will approximate the pro forma effects presented in Note 7 and previously disclosed in our consolidated financial statements for the year ended June 30, 2004.

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

     In November 2004 the FASB issued Statement 151, “Inventory Costs,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that our adoption of this statement in fiscal 2006 will have a material impact on our consolidated financial position or statements of operations, stockholders’ equity and cash flows.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 — Comprehensive Income (loss)

     The following table illustrates the components of comprehensive income (loss), net of related tax, for the three and nine months ended March 31, 2005 and 2004 (in thousands).

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss)	$(997)	$132	$6,108	$6,886
Foreign currency translation adjustments	(52)	(98)	540	108
Fair value of interest rate swap	—	255	—	764

Comprehensive income (loss)	$(1,049)	$289	$6,648	$7,758

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 — Earnings (loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts).

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2005	2004	2005	2004
Numerator for basic and diluted earnings (loss) per share:

Net income (loss)	$(997)	$132	$6,108	$6,886

Denominator:
Weighted average shares outstanding	6,354	6,262	6,295	6,179
Contingently issuable shares	20	21	22	20

Denominator for basic earnings per share — weighted average shares	6,374	6,283	6,317	6,199

Effect of dilutive securities:
Employee stock options and other	—	120	225	139
Director stock options	—	27	28	29

Dilutive potential common shares	—	147	253	168

Denominator for diluted earnings (loss) per share — adjusted weighted average shares	6,374	6,430	6,570	6,367

Earnings (loss) per common share	$(0.16)	$0.02	$0.97	$1.11

Earnings (loss) per common share — assuming dilution	$(0.16)	$0.02	$0.93	$1.08

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 — Disclosures about Segments of an Enterprise and Related Information

     We sell our products to a variety of retail outlets, including mass merchants, national chain stores, major department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military. Our company and our corresponding customer relationships are organized along men’s and women’s product lines. As a result, we have two reportable segments: (1) men’s accessories, consisting of belts, wallets, suspenders, neckwear, other small leather goods, and gift accessories, and (2) women’s accessories, consisting of belts, wallets, handbags, socks, scarves, hats and hair accessories. Our men’s accessories segment includes the operating results of Superior Merchandise Company (ETON), which we acquired on July 1, 2004 (see Note 10). General corporate expenses are allocated to each segment based on the respective segment’s asset base. Depreciation and amortization expense related to assets recorded on our corporate accounting records are allocated to each segment as described above. Management measures profit or loss on each segment based upon income or loss before taxes utilizing the accounting policies consistent in all material respects with those described in Note 1 of our 2004 Annual Report. No inter-segment revenue is recorded.

     The following table sets forth information regarding operations and assets by reportable segment (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenue from external customers:
Men’s accessories	$25,910	$24,305	$106,271	$85,866
Women’s accessories	17,995	18,255	72,097	85,085

	$43,905	$42,560	$178,368	$170,951

Operating income (loss) (1):
Men’s accessories	$79	$1,876	$10,196	$9,634
Women’s accessories	(1,518)	(1,079)	416	3,551

	$(1,439)	$797	$10,612	$13,185

Interest expense	(313)	(596)	(971)	(1,966)
Other income (2)	41	24	208	55

Income (loss) before provision for income taxes	$(1,711)	$225	$9,849	$11,274

Depreciation and amortization expense:
Men’s accessories	$890	$521	$2,271	$1,595
Women’s accessories	503	471	1,442	1,455

	$1,393	$992	$3,713	$3,050

Capital expenditures:
Men’s accessories	$135	$331	$388	$338
Women’s accessories	41	456	349	952
Corporate	573	193	2,069	1,259

	$749	$980	$2,806	$2,549

(1)	Operating income/(loss) consists of net sales less cost of sales and specifically identifiable and allocated selling, general and administrative expenses.

(2)	Other income includes royalty income on corporate trade names and other income not specifically identifiable to a segment.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 — Goodwill and Intangibles

     Effective July 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement changed the accounting for goodwill and intangible assets with an indefinite life from an amortization approach to an impairment-only approach. The SFAS No. 142 goodwill impairment model is a two-step process. The first step is to compare the fair value of a reporting unit that has goodwill assigned to it to its carrying value. We estimate the fair value of a reporting unit using a discounted cash flow analysis. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. The second step is to allocate the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment.

     We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. Currently the Company does not believe that impairment of our business units exists at March 31, 2005, given our restructuring and consolidating efforts related to our women’s mass merchant and department store business units. However, due to the lower than expected sales in our women’s mass merchant accessories business, we feel there is some possibility that we may record a non-cash charge related to goodwill impairment based on our annual goodwill assessment during the fourth quarter.

     Prior to the adoption of SFAS No. 142, we amortized goodwill and other intangible assets using the straight-line method over their estimated useful lives, which range from three to forty years. We continue to amortize intangibles with finite lives, primarily customer lists and trade names, over their useful lives. Trade names are normally amortized over a range from twenty to forty years, with customer lists and other intangibles amortized over a range from three to fifteen years.

     The following table sets forth information regarding our intangibles with finite lives and related remaining lives.

	March 31, 2005		Weighted	Weighted
	Balance		Average	Average
	(net of accumulated	Annual	Total	Remaining
	amortization)	Amortization	Life	Life
Tradenames	$4,186,000	$346,000	20	12
Customer lists	2,236,000	358,000	7	6
Other intangibles	168,000	29,000	9	6

	$6,590,000	$733,000	13	9

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 — Stock-Based Compensation

We may, with the approval of our board of directors, grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We account for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, we recognize no compensation expense for the stock option grants. The following table reflects the impact on net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation for the three- and nine-month periods ended March 31, 2005 and 2004:

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss):
As reported	$(997)	$132	$6,108	$6,886
Add: stock-based compensation expense recognized, net of tax	58	42	141	107

Net income (loss) — as adjusted	(939)	174	6,249	6,993

Less: compensation expense per SFAS 123, net of tax	(120)	(161)	(358)	(463)

Pro forma	$(1,059)	$13	$5,891	$6,530

Earnings (loss) per share:
As reported	$(0.16)	$0.02	$0.97	$1.11
Pro forma	$(0.17)	$0.00	$0.93	$1.05

Earnings (loss) per share-assuming dilution:
As reported	$(0.16)	$0.02	$0.93	$1.08
Pro forma	$(0.17)	$0.00	$0.90	$1.03

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123.

     On October 14, 2004, an aggregate of 5,770 shares of restricted stock were awarded to the non-employee members of the board of directors. These restricted shares will become fully vested on October 14, 2007, with one-third of the shares vesting on each anniversary of the date of grant. Generally, upon the death, disability, resignation, or termination of a director, that director’s shares become fully vested. These shares of stock, while not transferable, bear rights of ownership, including voting and dividend rights, during the vesting period. An additional 3,600 shares of restricted stock were awarded to new directors during the first nine months of fiscal 2005 with a vesting date three years from date of grant and other terms as described above. The non-employee members of our board of directors were also awarded options to purchase an aggregate of 10,386 shares of our common stock at an exercise price of $14.33 per share on October 14, 2004. These stock options will become fully vested six months after the date of grant. Additional options to purchase shares of our common stock were awarded to the two new directors on the dates of their election, which also fully vest six months after the date of grant. (3500 shares were awarded on August 12, 2004, with an exercise price of $13.625 and 3500 shares were awarded on February 8, 2005, with an exercise price of $14.72.)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 — Stock-Based Compensation (continued)

     On July 1, 2004, our executive officers were awarded a total of 22,800 shares of restricted stock, which will become fully vested on July 1, 2007. These shares of stock, while not transferable, bear rights of ownership, including voting and dividend rights, during the three-year vesting period. There are no performance requirements related to vesting, only continued employment through the vesting date. Unearned compensation in the amount of $302,328 was recorded during the first quarter of fiscal 2005. Compensation expense of approximately $48,000, related to these restricted shares and the restricted shares awarded July 1, 2003, was recorded during the quarter ended March 31, 2005. Our executive officers were also awarded stock options to purchase a total of 56,100 shares of our common stock on July 1, 2004. Other key employees were awarded stock options to purchase a total of 90,500 shares of our common stock on July 1, 2004, as well. These stock options vest in one-third increments on each anniversary of the date of grant.

Note 8 — Employee Benefit Plans

     During the quarter ended March 31, 2005, we recorded expense of $78,000 related to our Supplemental Executive Retirement Plan for certain of our key executive officers. Based on the actuarial calculation for our year ended June 30, 2004, we anticipate that we will recognize approximately $330,000 in expense related to this plan during fiscal 2005. In December 2004 we funded $500,000 of the liability recorded for this Plan.

     We recorded expense of $14,000 related to our Benefit Restoration Plan for certain of our key executive officers during the quarter ended March 31, 2005. Adjustments to expense are recorded each quarter based on the differential between the cost of Company stock owned by the Plan and the market value of that stock on the last day of the quarter. During the nine months ended March 31, 2005, we recorded expense of $308,000 related to this Plan.

Note 9 — Credit Facility

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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10 — Acquisitions

     On July 1, 2004, we completed our acquisition of all the equity interest in Superior Merchandise Company (sometimes referred to as “Superior” or “ETON”). The total purchase price was $10,000,000 and was funded entirely with cash, drawing on our existing credit line. In addition, we retired all of Superior’s outstanding debt totaling approximately $806,000. Superior, which also operates under the name of ETON®, primarily markets and distributes men’s and women’s gift accessories under both the ETON® and the licensed totes® brands. The addition of totes® and ETON® to our brand portfolio are anticipated to provide the Company a dominant position in the gift accessories marketplace with an additional product category within our core accessories business. The pro forma effects of this acquisition are not material.

     The operating results of ETON are included under our men’s accessories reporting segment (see Note 5) for the first nine months of fiscal 2005. For the nine months ended March 31, 2005, ETON has recorded sales of $13.2 million, net of returns and allowances of $4.3 million. Included in that amount is a $900,000 reserve for sales returns at March 31, 2005. Actual returns may be significantly different than the estimates used in determining the return reserve. Future operating results for ETON could be affected by actual returns if they vary significantly from the amount reserved.

     Due to the nature of ETON’s business, a significant percentage of sales in gift accessories occur during the Christmas holiday season and a reserve is recorded during that quarter for anticipated returns expected to occur during the following quarter. Although our $1.8 million reserve recorded as of December 31, 2004, was based on historical returns experience, actual returns during the third quarter exceeded that reserve due to lower than anticipated sell through by customers and delays in shipping certain gift items such that customers received these items later in the holiday season than planned. During the quarter ended March 31, 2005, we recorded an additional adjustment to reserve for returns, decreasing income before income tax, net income, and earnings (loss) per diluted share by approximately $1.6 million, $1 million and $0.16 per share, respectively. As of March 31, 2005, our balance sheet includes an additional $900,000 return reserve for remaining unprocessed holiday returns and future returns based on third quarter fiscal 2005 sales.

     Our purchase price resulted in goodwill of approximately $6,400,000 related to the acquisition of ETON, which is included in our balance sheet as of March 31, 2005. Based upon an analysis of the value of the intangible assets related to customer lists and trade names, $2,000,000 was reclassified from goodwill to intangible assets during the quarter ended December 31, 2004, and an additional $600,000 was reclassified during the quarter ended March 31, 2005. This purchase price allocation was completed during the third quarter of fiscal 2005.

Note 11 — Contingencies

     During the second quarter of fiscal 2005, we recorded a $680,000 one-time non-recurring charge related to a preliminary agreement to settle a legal dispute related to certain products produced by the company. The charge was recorded in selling, general and administrative expense for the period. A settlement equal to the amount previously accrued was paid during the quarter ended March 31, 2005.

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

     The third quarter of fiscal 2005 reflects strong sales in our core men’s business, although a slowdown in our women’s business due to soft retail sales resulted in lower than expected sales of women’s mass merchant accessories for the quarter. We see opportunities in a number of new programs, expanded markets for our ETON gift accessories, and the introduction of a new product line in our women’s accessories division.

     On February 8, 2005, we announced a dividend of $.0275 per share payable to stockholders of record as of March 31, 2005. This dividend was paid on April 20, 2005.

RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2005, Compared to the Three and Nine Months Ended March 31, 2004

Net Sales and Gross Margins

     The following table illustrates sales and gross margin data from our reportable segments for the three and nine months ended March 31, 2005, compared to the same periods in 2004.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net sales:
Men’s accessories	$25,910	$24,305	$106,271	$85,866
Women’s accessories	17,995	18,255	72,097	85,085

Total net sales	$43,905	$42,560	$178,368	$170,951

Gross margin:
Men’s accessories	$10,027	$9,786	$42,844	$33,054
Women’s accessories	6,039	5,597	23,313	26,040

Total gross margin	$16,066	$15,383	$66,157	$59,094

Gross margin as a percentage of sales:

Men’s accessories	38.7%	40.3%	40.3%	38.5%

Women’s accessories	33.6%	30.7%	32.3%	30.6%

Total	36.6%	36.1%	37.1%	34.6%

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

     For the three-month period ended March 31, 2005, net sales increased by $1.3 million, or 3.2%, compared to net sales for the same period in the prior year. Net sales of men’s accessories increased by $1.6 million dollars, or 6.6%, for the quarter compared to the same period last year due to strong sales from belt and small leather goods programs in the mass merchant category and the addition of our men’s jewelry and private label neckwear programs at the department store level. Net sales of women’s accessories decreased by $260,000, or 1.4%, for the quarter compared to the same period in the prior year. Sales of our women’s mass merchant accessories were $1.1 million below the prior year, while our women’s department store sales exceeded the same quarter in the prior year by approximately $840,000 due to strong sales of a new program in our small leather goods.

     For the nine-month period ended March 31, 2005, net sales increased 4.3% from the same period in the prior year. The increase is due to increased sales of men’s accessories to our mass merchant customers, the addition of neckwear and jewelry in our men’s department store division, and the gift accessories business from the acquisition of ETON in July, 2004. Sales of our women’s accessories declined compared to last year due to lower sales in both our women’s mass merchant category and our women’s department store division as a result of competitive market pressures and weakened trends in fashion accessories.

     For the nine months ended March 31, 2005, ETON recorded sales of $13.2 million, net of $4.3 million of returns and allowances. At December 31, 2004, our balance sheet included a $1.8 million reserve for sales returns by ETON’s customers. Due to the nature of ETON’s business, a significant percentage of sales in gift accessories occur during the Christmas holiday season and a reserve is recorded during that quarter for anticipated returns expected to occur during the following quarter. Although our $1.8 million reserve recorded as of December 31, 2004 was based on historical returns experience, actual returns during the third quarter exceeded that reserve due to lower than anticipated sell through by customers and delays in shipping certain gift items such that customers received these items later in the holiday season than planned. During the quarter ended March 31, 2005, we recorded an additional adjustment to reserve for returns, decreasing income before income tax, net income, and earnings per diluted share by approximately $1.6 million, $1 million, and $0.16, respectively. As of March 31, 2005, our balance sheet includes an additional $900,000 return reserve for remaining unprocessed holiday returns and future returns based on third quarter fiscal 2005 sales. Actual returns may be significantly different than the estimates used in determining the return reserve. Fourth quarter operating results for ETON could be affected by actual returns which vary significantly from the amount reserved.

     As a percentage of sales, gross margins increased .5% for the three-month period and 2.5% for the nine-month period ended March 31, 2005, compared to the same period in the prior year. The gross margin increases are due to a higher sales mix of men’s accessories, which includes the higher margin gift accessories’ business, and improved margins in our women’s mass merchant categories compared to the same period last year. We anticipate our ETON gift accessories business will generate sales with gross margins that are approximately 250 to 500 basis points above our core men’s accessories business. Nevertheless, any material changes in sales mix, such as higher mass merchant accessory sales or direct shipments, could lower our gross margin percentages during a particular season.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

Operating Expenses

     The following table illustrates selling, general, and administrative (“SG&A”) expense data from our reportable segments for the three and nine months ended March 31, 2005, compared to the same period in the prior year:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Selling, general & administrative expense:
Men’s accessories	$9,058	$7,389	$30,094	$21,703
Women’s accessories	7,054	6,205	21,738	21,156

	$16,112	$13,594	$51,832	$42,859

Depreciation and amortization expense:
Men’s accessories	$890	$521	$2,271	$1,595
Women’s accessories	503	471	1,442	1,455

	$1,393	$992	$3,713	$3,050

     Selling, general and administrative expenses for the three months ended March 31, 2005, increased 18.5% compared to the same period last year. The increased costs relate to a rise in distribution labor related to increased men’s sales, processing of ETON returns of approximately $521,000, higher advertising expense of approximately $529,000, legal and consulting fees of approximately $513,000 and the negative fixed cost leverage in our ETON and women’s mass merchant business. The implementation of a new software application for our Yoakum, Texas facility during this quarter also resulted in higher costs, such as consulting fees.

     For the nine-month period ended March 31, 2005, selling, general and administrative expenses increased 20.9%. Increased costs include the planned integration costs related to the operation of an additional facility in New Orleans, such as rent, wages, and other operating costs resulting from our acquisition of ETON. Included in these planned ETON integration costs are such expenses as rent expense of $298,000 for the New Orleans facilities, wages and related payroll costs of $800,000, and contract labor expenses of approximately $300,000. During the third quarter of fiscal 2005, most of the expenses related to the New Orleans operations were phased out, with inventory and shipping operations relocated to our West Bend, Wisconsin, facility. Commission expense increased by $800,000 due to the sales increase related to our acquisition of ETON. Total royalty expense for the nine-month period increased to $2.2 million compared to $1 million for the same period in the previous year, due to payments for ETON royalties as well as increased royalty expense in our other divisions. Other variable costs also increased due to the $7.4 million sales increase over the prior year. Also included in the SG&A expense for the nine-month period is a $680,000 charge related to an agreement to settle a legal dispute related to certain products produced by the company (see Note 11 — Contingencies).

     Depreciation and amortization expense increased for the three and nine months ended March 31, 2005, compared to the same period the previous year due to amortization of intangibles related to our acquisition of ETON, certain leasehold improvements in our corporate offices, and assets related to software implementation in our Yoakum, Texas, facility.

     Interest expense for the three and nine months ended March 31, 2005, decreased $283,000 and $995,000, respectively, compared to the same periods in the previous year. This overall decrease primarily relates to reduced interest rates resulting from the expiration of our loan swap agreement in June 2004.

     The effective tax rate for the nine months ended March 31, 2005, was 38.0%, which is slightly below the effective tax rate for the same period in the previous year due to lower effective state and local tax rates.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

     Net loss for the three-month period ended March 31, 2004, was $997,000, or ($0.16) per diluted share, compared to net income of $132,000, or $.02 per diluted share, for the same period last year. For the nine-month period ended March 31, 2005, net income decreased 11.3% to $6,108,000, or $0.93 per diluted share, compared to net income of $6,886,000, or $1.08 per diluted share, for the same period last year.

     As stated in our earnings release, the Company will be restructuring and consolidating its sales, merchandising, and administrative efforts related to the women’s mass merchant and department store business units. These activities are expected to result in one-time, non-operational charges related to severance of approximately $0.02 per share that will impact reported results for the fourth quarter. As a result, the Company anticipates fourth quarter net sales to be in the range of $41 million to $44 million and a net loss to be in the range of ($0.12) to ($0.17) per diluted share. The net loss for the fourth quarter excludes any potential non-cash charge related to goodwill impairment in connection with the Company’s women’s mass merchant accessory business unit that may result as part of our annual goodwill assessment. For the 2005 fiscal year, the Company anticipates net sales to be in the range of $219 to $223 million and earnings to be within a range of $0.75 to $0.80 per diluted share.

     On April 22, 2005, the Company announced that the Board of Directors approved a quarterly dividend of $0.0275 per common share that will be payable July 20, 2005, to shareholders of record at the close of business on June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended March 31, 2005, our operating activities used cash of $2,281,000, compared to our operating activities providing $19,552,000 in the same period the previous year. This change is due to increased inventory procurement for both ETON and our core men’s division compared to the prior year and an increase in our accounts receivable at March 31, 2005, due to increased sales and the timing of shipments to customers. Our investing activities used cash of $12,806,000 for the nine months ended March 31, 2005, compared to $2,549,000 in the same period the previous year due primarily to our acquisition of Superior for $10,000,000 on July 1, 2004. The purchase was funded entirely with cash, drawing on our existing credit line.

     Capital expenditures totaled $2,806,000 for the nine months ended March 31, 2005, an increase of $257,000 from the same period the previous year. This increase is attributed to the implementation of a new distribution software application at our facility in Yoakum, Texas, and the acquisition of additional computer hardware related to that project. The Yoakum software implementation project was completed during the third quarter of fiscal 2005. Other capital expenditures during the year are related to additional leasehold improvements in our corporate offices. We anticipate that our total capital expenditures for the fiscal year ending June 30, 2005, will be approximately $3,500,000. We expect to fund the remainder of our capital commitments with our working capital and by drawing on our existing credit facility.

     Generally, our primary sources of liquidity are cash flows from operating activities and our credit facility. We have an $85,000,000 unsecured revolving credit facility, which can be used for seasonal borrowings and letters of credit. In addition, this facility contains an accordion feature to increase the facility by up to an additional $25,000,000 by adding an additional financial institution at a later date. Although our credit facility is unsecured, it is guaranteed by all of our subsidiaries, except our Canadian subsidiary. The credit facility requires us to maintain certain financial covenants. If we do not comply with these covenants, our liquidity position could be adversely impacted. Our borrowings under our credit facility were $22,584,000 and $31,637,000 as of March 31, 2005, and 2004, respectively. We also have a Canadian line of credit of approximately $826,900 secured by a letter of credit from a United States bank.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES (continued)

     At March 31, 2005, we had credit availability under our credit facility and our Canadian line of credit as follows:

March 31, 2005
Total credit facility	$85,826,900
Less:
Debt outstanding	20,571,098
Outstanding letters of credit	2,013,177
Canadian standby letter of credit	826,900

Credit available	$62,415,725

     During fiscal 2005 we declared dividends as set forth in the following table:

Declaration Date	Record Date	Payable Date	Dividend per share
August 12, 2004	September 30, 2004	October 19, 2004	$0.0275

December 2, 2004	December 31, 2004	January 20, 2005	$0.0275

February 8, 2005	March 31, 2005	April 20, 2005	$0.0275

     We believe we have adequate financial resources and access to sufficient credit lines to satisfy our future working capital needs.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

     In connection with our acquisition of ETON on July 1, 2004, we assumed ETON’s royalty and lease liabilities. With the exception of the foregoing, there have been no material changes outside the ordinary course of our business in any of our contractual obligations, contingent liabilities, or commitments since June 30, 2004. Estimated lease and royalty payments for ETON as of July 1, 2004, are presented in the following table:

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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to interest rate risk on our long-term debt. The effect of a one-percent increase or decrease in the interest rate on our long-term debt could lower or increase our pre-tax operating results by approximately $226,000. We manage our exposure to changes in interest rates. Our current credit facility does not require us to enter into an interest rate swap agreement against the borrowings under the credit facility. Consequently, we currently have no interest rate swap agreement in effect. We do not expect the potential impact of market conditions on the fair value of our indebtedness to be material.

     At March 31, 2005, our borrowings under our credit facility totaled $22,584,000, bearing a weighted-average interest rate of 3.36%

     In addition to interest rate risk on our long-term debt, we are also exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products. We routinely purchase leather hides during the year for use in the manufacture of men’s belts. We also purchase a substantial amount of leather items from third-party suppliers. An unanticipated material increase in the market price of leather could increase the cost of these products to us and, therefore, have a negative effect on our results of operations.

ITEM 4. Controls and Procedures

     We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in timely alerting them to material information (including information relating to our consolidated subsidiaries) required to be included in our Securities Exchange Act of 1934 filings.

     There has been no change in our internal control over financial reporting during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information regarding repurchases of shares of common stock made by us during the quarter ended March 31, 2005. All such shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as Part	of Shares that may
	of Shares	Price Paid	of Publicly Announced	yet be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
January 1, 2005 to January 31, 2005	3,500	$14.75	N/A	N/A

February 1, 2005 to February 28, 2005	2	$14.17	N/A	N/A

March 1, 2005 to March 31, 2005	4	$14.27	N/A	N/A

Total	3,506	$14.75	N/A	N/A

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
Date: May 11, 2005

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)
Exhibit Number and Description			Form	Date	File No.	Exhibit
(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Restated Bylaws of Tandy Brands Accessories, Inc.	10-Q	2/11/05	0-18927	3.2

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Certificate of Designations, Powers, Preferences, and Rights of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.1

	4.2	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.3	Form of Preferred Share Purchase Rights Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.3

	4.4	Form of Rights Certificate of Tandy Brands Accessories, Inc.	8-K	11/02/99	0-18927	4

	4.5	Amended and Restated Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Bank Boston, N.A.	8-K	11/02/99	0-18927	4

	4.6	Amendment to Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Fleet National Bank (f.k.a. Bank Boston, N.A.)	10-Q	05/10/02	0-18927	4.7

(10)	Material Contracts

	10.1	Tandy Brands Accessories, Inc. 1991 Stock Option Plan*	S-1	11/02/90	33-37588	10.8

	10.2	Form of Stock Option Agreement — 1991 Stock Option Plan*	S-1	11/02/90	33-37588	10.9

	10.3	Tandy Brands Accessories, Inc. Benefit Restoration Plan and related Trust Agreement and Amendments Nos. 1 and 2 thereto*	10-K	09/25/97	0-18927	10.14

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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.15	Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-K	09/26/00	0-18927	10.39

10.16	Mid-Market Trust Agreement, dated August 19, 2001, between Tandy Brands Accessories, Inc. and State Street Bank and Trust Company, relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.28

10.17	Amendments Nos. 1-3 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-K	9/23/03	0-18927	10.31

10.18	Succession Agreement, dated June 20, 2002, between Tandy Brands Accessories, Inc. and Comerica Bank — Texas, (the Trustee), relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.35

10.19	Amendment No. 4 to the Tandy Brands Accessories, Inc. Employees Investment Plan dated December 22, 2003 *	10-Q	2/12/04	0-18927	10.38

10.20	Credit Agreement, dated as of June 27, 2001, among Tandy Brands Accessories, Inc. as the Borrower, Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent and as Lender, certain Financial Institutions as Lenders and Wells Fargo Bank, N.A. as Arranger	10-K	09/25/01	0-18927	10.34

10.21	ISDA Master Agreement, dated as of June 27, 2001, between Tandy Brands Accessories, Inc. and Wells Fargo Bank, N.A.	10-K	09/25/01	0-18927	10.35

10.22	Limited Consent and Waiver, dated November 5, 2001, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent under the Agreement	10-Q	11/13/01	0-18927	10.37

10.23	First Amendment to Credit Agreement, dated June 28, 2002, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A.	10-K	9/27/02	0-18927	10.23

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