Form 10-K
period 2005-06-30
TANDY BRANDS ACCESSORIES INC
filed 2005-09-23
CIK 869487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
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
Common Stock, Par Value $1.00 Per Share
Title of Class
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2004 (computed by reference to the price at which the common equity was last sold on such date), was approximately $66,787,183.
      There were 6,683,550 shares of common stock, par value $1.00 per share, outstanding on September 20, 2005.
DOCUMENTS INCORPORATED BY REFERENCE:
      (a) Annual Report to Stockholders for Fiscal Year Ended June 30, 2005 (incorporated herein by reference in Parts I and II).
      (b) Definitive Proxy Statement for the Annual Meeting of Stockholders to be held October 18, 2005 (incorporated herein by reference in Part III).

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
FORM 10-K
PART I

ITEM 1.	BUSINESS.
What do we do?
      We are a leading designer, manufacturer and marketer of branded men’s, women’s and children’s accessories, including belts and small leather goods, such as wallets. Our product line also includes handbags, socks, scarves, gloves, hats, hair accessories, suspenders, cold weather accessories, sporting goods, neckwear and gift accessories. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including DOCKERS®, LEVI’S®, LEVI STRAUSS SIGNATUREtm, JONES NEW YORK®, TOTES®, ROLFS®, HAGGAR®, WOOLRICH®, JORDACHE®, BUGLE BOY®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, AMITY®, COLETTA®, STAGG®, ACCESSORY DESIGN GROUP®, TIGER® and ETON®, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military.
      On July 1, 2004 we acquired Superior Merchandise Company (sometimes known as “Superior” or “ETON”). Through this acquisition we have added gift accessories to our product line that we will sell under the ETON® and licensed totes® brands. We also recently entered the men’s neckwear business, utilizing a direct-to-retailer sales model. We design and promote men’s neckties which are manufactured overseas and shipped directly to our retail customers in the United States, allowing our pricing to be very competitive compared to established neckwear suppliers.
      As a result of the Company’s 2005 audit, an error was identified related to an overstatement of a deferred tax asset associated with the tax return treatment of intercompany charges with our Canadian operation that required restatement of the fiscal 2004 and prior financial statements. The restatement reduced 2004 and 2003 reported earnings by $85,000 and $125,000, or $0.01 and $0.02 per diluted share, respectively. In addition, beginning stockholders’ equity for fiscal 2003 was reduced by approximately $741,000. This deferred tax adjustment had no impact on the Company’s 2005 financial results.
What are our product lines?
      Our primary products consist of belts and small leather goods, such as wallets, which accounted for approximately 53.8% and 18.9% of our net sales for fiscal 2005, respectively. Our other products include women’s handbags, socks, scarves, gloves, hats, hair accessories, suspenders, cold weather accessories, sporting goods accessories, and other fashion accessories. Collectively, these other products accounted for the remaining 27.3% of our net sales in fiscal 2005.
Fiscal 2005 Product Line Sales
(as a % of net sales)

      To facilitate our internal operations as well as our customer relationships, our products are generally organized along men’s and women’s product lines. As a result, we have two reportable segments: (1) men’s accessories and (2) women’s accessories. Men’s and boys’ products accounted for approximately 60.8% of net sales during fiscal 2005, and women’s and girls’ products accounted for approximately 39.2% of net sales during the same period. Financial information regarding our operations and assets by segment appears on pages 33-34 of our 2005 Annual Report to Stockholders, and is incorporated herein by reference.

Belts
      We, along with our predecessors, have been manufacturing and marketing belts for over 70 years, and belts remain our largest single product category, representing approximately 53.8%, 54.6% and 53.1% of net sales in fiscal 2005, 2004 and 2003, respectively. We compete in all four categories of the belt market: casual, work, dress and fashion. In fiscal 2005, we manufactured approximately 33.4% of the men’s belts we distributed and imported the balance, including all women’s belts, from China, Guatemala and various other countries.
Fiscal 2005 Belt Sales
      Men’s belt sales increased by $4.2 million during 2005, but women’s belt sales decreased by $2.7 million during the same period, resulting in an overall increase of $1.5 million, or 1.3%, in our total belt sales compared to fiscal 2004. In fiscal 2005, sales of men’s and boys’ belts represented $91.4 million, or 76.8% of total belt sales, and women’s and girls’ belts represented $27.7 million, or 23.2% of total belt sales.

Small Leather Goods
      Our small leather goods consist primarily of men’s and women’s wallets sold under licensed, private and proprietary brands. Our small leather goods are primarily sourced from manufacturers in foreign countries, such as China, due to the labor-intensive nature of manufacturing small leather goods and the relatively low cost of labor in those countries. Sales of small leather goods accounted for approximately $41.7 million, or 18.9% of our net sales in fiscal 2005. Sales of small leather goods accounted for approximately 21.1% and 19.8% of our net sales in fiscal 2004 and 2003, respectively.
Fiscal 2005 Small Leather Goods Sales
      In fiscal 2005, sales of men’s and boys’ small leather goods represented $17.4 million, or 41.7% of total small leather goods sales, and women’s and girls’ small leather goods represented $24.3 million, or 58.3% of our total small leather goods sales.

Other Accessories
      In addition to belts and small leather goods, we distribute accessories such as women’s handbags, socks, scarves, gloves, hats, hair accessories, men’s suspenders, neckwear, sporting goods accessories and gift accessories. These products are marketed under certain of our proprietary brands, licensed brands and private brands. These other accessories complement our core belt and small leather goods products. We purchase all of our other accessory items, which are manufactured according to our design specifications, from foreign and domestic sources. In fiscal 2005, our sales of other accessories totaled $60.4 million, or 27.3% of our net sales. Sales of other accessories accounted for 24.3% and 27.1% of our net sales in fiscal 2004 and 2003, respectively.
What brands do we sell?
      Our brand sales consist of licensed brands, private brands and proprietary brands which accounted for approximately 11.9%, 56.4% and 31.7% of our net sales for fiscal 2005, respectively.
Fiscal 2005 Brand Sales
(as a % of net sales)

Exclusive License Agreements
      We have been awarded exclusive license agreements for several well recognized brands, including Dockers®, Levi’s®, Levi Strauss Signaturetm, Jones New York®, Bugle Boy®, Haggar®, Woolrich® and Jordache®. Through our acquisition of ETON on July 1, 2004 we have also acquired an exclusive license agreement for totes® gift accessories.
      Generally, our license agreements cover specific products and require us to pay annual royalties, ranging from 2% to 8% of net sales, based on minimum sales quotas or sales. The terms of the agreements are typically four to ten years, with options to extend the terms, provided certain sales or royalty minimums are achieved. For fiscal 2005, sales of our licensed products accounted for approximately $26.4 million, or 11.9% of our net sales, with no sales associated with any individual license agreement accounting for more than 5% of net sales. However, the combined sales related to all of our Levi Strauss license agreements resulted in sales of $11.4 million or 5.1% of our net sales.

Private Brand Products
      In fiscal 2005, private brand products accounted for approximately $124.8 million, or 56.4% of our net sales. In a private brand program we are responsible for designing, manufacturing and delivering unique products for select customers according to the customer’s individual requirements. These programs offer our customers exclusivity and pricing control over their products, both of which are important factors in the retail marketplace. We believe our flexible sourcing capabilities, advanced electronic inventory management and replenishment systems, and design, product development and merchandising expertise provide retailers with a superior alternative to direct sourcing of their private brand products. Our principal private brand programs include those for leading retailers such as:

•	Wal-Mart;

•	Target;

•	JCPenney;

•	Sears; and

•	Payless ShoeSource.
      Our principal private brand programs also include nationally recognized private brand names such as:

•	Farah®;

•	Faded Glory®;

•	Meeting Street®;

•	No Boundaries®;

•	St. John’s Bay®;

•	Croft & Barrow®;

•	Mossimo®; and

•	Cherokee®.

Proprietary Brands
      In addition to our licensed and private brands, we produce and market products under our own registered trademarks and trade names. We own leading and well recognized trademarks such as Rolfs®, Amity®, Canterbury®, Tiger®, Accessory Design Group®, Prince Gardner®, Princess Gardner®, and, through our acquisition of Superior, the ETON® brand. We intend to build on the success of our proprietary brand portfolio by pursuing additional ownership opportunities and expanding the assortment of products we offer and the retail channels we serve with our proprietary brands. Net sales under our proprietary brands were approximately $70.0 million, or 31.7% of our net sales in fiscal 2005.

Distribution of Our Key Brands
      Our key brands and each brand’s targeted distribution channels and primary products are as follows:

Brand	Distribution Channel	Products

Dockers®	National chain stores Department stores Specialty stores	Belts Handbags Small leather goods Cold weather accessories
Levi’s®	National chain stores Department stores Specialty stores	Belts Small leather goods
Levi Strauss Signaturetm	Mass merchants National chain stores	Belts Small leather goods Casual multi-purpose bags
Jones New York®	Department stores Specialty stores	Belts Small leather goods
Rolfs®	Department stores Specialty stores	Small leather goods
Haggar®	National chain stores Department stores Catalogs	Belts Small leather goods
Woolrich®	Department stores Specialty stores	Belts Small leather goods
Jordache®	National chain stores	Belts

Brand	Distribution Channel	Products

Bugle Boy®	National chain stores Department stores	Belts Small leather goods
Canterbury®	Specialty stores Golf pro shops	Belts Small leather goods
Prince Gardner®	National chain stores Specialty stores	Small leather goods
Princess Gardner®	National chain stores Specialty stores	Small leather goods
Amity®	Mass merchants National chain stores	Small leather goods
Coletta®	Mass merchants National chain stores	Handbags
Accessory Design Group®	Mass merchants National chain stores	Belts Women’s accessories
Tiger®	Mass merchants National chain stores	Belts
Stagg®	Mass merchants National chain stores	Belts Small leather goods
ETON®	Department stores Specialty stores	Gift accessories
totes®	Department stores Specialty stores	Gift accessories
What are our channels of distribution?
      We sell our products to a variety of retail outlets, including the following:

•	department stores;

•	e-commerce websites;

•	specialty chains;

•	national chain stores;

•	mass merchants;

•	outlet stores;

•	the retail exchange operations of the United States military;

•	off-price stores;

•	golf pro shops;

•	sporting goods stores;

•	supermarkets;

•	individual specialty stores;

•	uniform stores;

•	catalog retailers;

•	TV shopping networks;

•	shoe stores;

•	drug stores;

•	wholesale clubs; and

•	office supply stores.
Who are our customers?
      We maintain strong relationships with various major retailers in the United States and Canada, including the following:

Department Stores:	National Chains:	Mass Merchants:

Nordstrom;	Sears (U.S. & Canada);	Wal-Mart (U.S., Canada and Mexico);
Dillard’s;	JCPenney (U.S. & Mexico);	Target;
May Company;	Mervyn’s;	Shopko/Pamida;
Federated/ Macy’s;	AAFES;	Meijer;
Belk;	Goody’s;	Kmart;
Saks, Inc.;	Stein Mart;	Fred Meyer; and
Dayton Hudson;	TJ Maxx;	Zellers (Canada).
Stage;	Marshall’s;
Boscov’s;	Men’s Wearhouse; and
Gottschalk’s;	Moore’s (Canada).
Bon-Ton; and
The Bay (Canada).
      For fiscal 2005 and 2004, Wal-Mart accounted for 38.0% and 37.0% of our net sales, respectively, and Target accounted for 13.0% and 14.0%, respectively. No other customer accounted for 10% or more of our total revenues. In fiscal 2005, our top ten customers accounted for approximately 74.5% of net sales. A decision by Wal-Mart, Target or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or to change their manner of doing business with us could have a material adverse effect on our financial position and results of operations.
How do we maintain strong customer relations?
      We believe our success is due in large part to our strong customer relationships, strong sales and marketing organization and superior customer service. Factors which help facilitate these characteristics include our “quick response” distribution, vendor inventory management services, electronic data interchange capabilities and expertise in the communication of fashion and lifestyle concepts through product lines and innovative point-of-sale presentations. We develop and manage our accounts through the coordinated efforts of senior management, regional managers, account executives and an organization of salespeople and independent sales representatives. Members of our senior management or senior account executives manage our relationships with certain of our national accounts such as Wal-Mart, Target, Shopko, Dillard’s, JCPenney, Sears, and Meijer’s.
      We maintain in-store customer service relationships with various specialty stores, national chain stores and major department stores. We have a team of more than 160 sales associates in the United States and approximately 10 sales associates in Canada. These sales associates are organized on a regional basis and supervised by regional sales managers. Sales associates are responsible for overseeing accounts within a defined geographic territory, developing and maintaining business relationships with their respective customers, preparing and conducting line presentations, and assisting customers in the implementation of programs at the individual store level. In addition, sales associates may, depending on the needs of an individual customer, assist in the maintenance and presentation of merchandise on the selling floor. Our regional sales organization is supported by account executives. Sales personnel, other than senior managers, generally are compensated based on a combination of salary and commission.

Did we have firm backlog orders for fiscal 2005 and the prior fiscal year?
      We had firm backlog orders at June 30, 2005 and 2004, totaling $10,194,000 and $10,258,000, respectively. Our backlog orders are fairly consistent throughout the year with a seasonal increase during the first and second quarter. Generally, whether we can fill our backlog orders is dependent on product availability. Historically, the amount of unfilled backlog orders has been immaterial. The backlog at June 30, 2005 may not be indicative of future results.
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
How do we seek to grow our business?
      We seek increased sales and earnings through a variety of means, including increased sales through our current operating units, as well as growth through the acquisition of assets and similar businesses. Since our incorporation in Delaware on November 1, 1990, we have acquired numerous businesses. Over the last three years, we made the following acquisition:

Brands
Date Acquired	Name of Business or Assets Acquired	Product Lines	Acquired

July 1, 2004	Superior Merchandise Company	Gift accessories	ETON® and licensed totes® brand
Where and how do we manufacture our products?
      Our manufacturing facilities are located in Yoakum, Texas, and Scarborough, Ontario. These facilities have the capacity to manufacture approximately 6.7 million belts per year. During fiscal 2005, our manufacturing facilities operated at approximately 92% of capacity. We continually seek to increase the automation of our manufacturing operations. We believe we are one of the lowest-cost domestic belt producers because of our automated equipment, large production volumes and economies of scale in raw materials and finished goods sourcing.
      In fiscal 2005, we sourced certain finished products representing approximately 85% of our net sales from outside manufacturers, both domestic and foreign. We have strong relationships with a number of high quality, low-cost foreign manufacturers who provide particularly labor-intensive products, such as small leather goods, manufactured to our specifications.
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
      Financial information regarding our net sales, total assets and property, plant and equipment, by geographic location, appears on page 34 of our Annual Report to Stockholders, and is incorporated herein by reference.
To what extent is our business seasonal?
      Our quarterly sales and net income results are fairly consistent throughout the fiscal year, with a seasonal increase during the first and second quarter. Due to the nature of ETON’s gift accessories business, a significant portion of their sales occur during the Christmas holiday season — the first and second quarter of our fiscal year.
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
How many employees do we have?
      We had approximately 1,250 employees as of June 30, 2005. We believe employee relations are generally good.
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
What are our working capital practices?
      We do not enter into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. Due to the production time required by our foreign suppliers to produce and ship goods to our distribution centers, we attempt, based on internal estimates, to carry on-hand inventory levels necessary for the timely shipment of initial shipment and replenishment orders of men’s and women’s accessories to our customers. A decision by the customer buyer of a group of stores or any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to significantly change the amount of merchandise purchased from us, or to change the customer buyer’s manner of doing business with us, may have a significant effect on our financial condition and results of operations. However, this exposure is mitigated in that we sell our products to a variety of retail partners throughout the United States and Canada.
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
      We own and lease numerous facilities throughout the United States and lease facilities in Canada and Hong Kong. We currently lease our corporate offices which are located in Arlington, Texas. We believe our properties are adequate and suitable for the particular uses involved. The following table summarizes our properties:

Form of
Facility Location	Use	Ownership

Yoakum, Texas (4 facilities)	Leather product manufacturing, product distribution and administrative offices	Own
West Bend, Wisconsin	Distribution of small leather goods and handbags	Own
Scarborough, Ontario	Manufacture and distribution of leather goods	Lease
Dallas, Texas	Distribution of women’s accessories	Lease
Arlington, Texas	Corporate offices	Lease
New York, New York	Office space	Lease
San Francisco, California	Office space	Lease
Birmingham, Alabama	Office space	Lease
Minneapolis, Minnesota	Office space	Lease
New Orleans, Louisiana	Office space	Lease
Hong Kong	Office space	Lease
      The total space we owned, leased and occupied as of June 30, 2005, was as follows:

	Approximate Square Feet

	Owned	Leased	Total

Warehouse and Office	509,000	292,000	801,000
Factory	60,000	27,000	87,000

Total	569,000	319,000	888,000

ITEM 3.	LEGAL PROCEEDINGS.
      We are not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
What is the principal market for our common stock?
      The principal market for our common stock is the NASDAQ National Market System. Our common stock is listed on the NASDAQ National Market System under the symbol “TBAC.” Information regarding the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years as reported on NASDAQ appears on page 50 of our 2005 Annual Report to Stockholders, and is incorporated herein by reference.

How many common stockholders do we have?
      As of September 1, 2005, we had approximately 839 common stockholders of record.
Did we declare any cash dividends in fiscal 2005 or the prior fiscal year?
      On August 12, 2003, our board of directors declared the company’s first quarterly dividend. During fiscal 2004 and 2005, we declared and paid dividends as set forth in the following table:

Declaration Date	Record Date	Payable Date	Dividend per Share

August 12, 2003	September 30, 2003	October 21, 2003	$0.025
October 15, 2003	December 31, 2003	January 22, 2004	$0.025
January 22, 2004	March 31, 2004	April 20, 2004	$0.025
April 22, 2004	June 30, 2004	July 20, 2004	$0.025

Declaration Date	Record Date	Payable Date	Dividend per Share

August 12, 2004	September 30, 2004	October 19, 2004	$0.0275
December 2, 2004	December 31, 2004	January 20, 2005	$0.0275
February 8, 2005	March 31, 2005	April 20, 2005	$0.0275
April 21, 2005	June 30, 2005	July 20, 2005	$0.0275
      We expect quarterly dividends will continue to be paid in fiscal 2006. On August 16, 2005, our board of directors declared a dividend of $0.0275 per share payable to stockholders of record as of September 30, 2005. The payment of the dividend will occur on October 20, 2005. The payment of dividends in the future will be at the sole discretion of our board of directors and will depend on our profitability, financial condition, capital needs, future prospects, contractual restrictions and other factors deemed relevant by our board of directors.
How many shares of common stock are authorized for issuance under our equity compensation plans?
      The following table provides information regarding the number of shares of our common stock that may be issued on exercise of outstanding stock options and warrants under our existing equity compensation plans as of June 30, 2005. These plans are as follows:

•	the 1993 Employee Stock Option Plan;

•	the 1997 Employee Stock Option Plan;

•	the Nonqualified Formula Stock Option Plan for Non-Employee Directors;

•	the Nonqualified Stock Option Plan for Non-Employee Directors;

•	the 2002 Omnibus Plan;

•	the 1995 Stock Deferral Plan for Non-Employee Directors;

•	the Stock Purchase Program; and

•	nonqualified stock option agreements with certain non-employee directors.

					(C)
	(A)		(B)		Number of Securities Remaining
	Number of Securities to be		Weighted-Average		Available for Future Issuance
	Issued Upon Exercise of		Exercise Price of		Under Equity Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities Reflected in
Plan Category	Warrants and Rights		Warrants and Rights		Column (A))

Equity Compensation Plans Approved by Stockholders	921,924	(1)	$12.05	(2)	338,252	(3)
Equity Compensation Plans Not Approved by Stockholders	19,250	(4)	$6.09		86,601	(5)
Total	941,174		$11.93		424,853

(1)	Includes options to purchase 24,800 shares of common stock under the 1993 Employee Stock Option Plan, 486,979 shares of common stock under the 1997 Employee Stock Option Plan, 69,669 shares of common stock under the Nonqualified Formula Stock Option Plan for Non-Employee Directors, and 318,764 shares of common stock under the 2002 Omnibus Plan. Also includes 21,712 shares of common stock issuable upon settlement of phantom stock units under the 1995 Stock Deferral Plan for Non-Employee Directors.

(2)	Calculation of weighted-average exercise price does not include phantom stock units credited to participants’ accounts under the 1995 Stock Deferral Plan for Non-employee Directors.

(3)	Includes 309,964 shares of common stock issuable under the 2002 Omnibus Plan and 28,288 shares of common stock issuable under the 1995 Stock Deferral Plan for Non-Employee Directors. Upon adoption of the 2002 Omnibus Plan by our stockholders at our 2002 annual stockholders’ meeting, the number of shares authorized and reserved for issuance under our previously existing stock option plans were transferred to the 2002 Omnibus Plan and are presently authorized and reserved for issuance under that plan. All shares of common stock authorized and reserved for issuance on the exercise of outstanding stock options under our previous stock option plans and the 2002 Omnibus Plan will, on the cancellation or expiration of any such stock options, automatically be authorized and reserved for issuance under the 2002 Omnibus Plan.

(4)	Includes options to purchase an aggregate of 19,250 shares of common stock under nonqualified stock option agreements for non-employee directors, dated October 16, 2001, with each of Dr. James F. Gaertner (4,250), Marvin J. Girouard (4,250), Gene Stallings (4,250), Roger R. Hemminghaus (2,500) and Colombe M. Nicholas (4,000). These options became fully vested six months after the date of grant and expire on October 16, 2011.

(5)	Includes 86,601 shares of common stock issuable under the Stock Purchase Program. The Stock Purchase Program was approved by our stockholders in December 1990; however, subsequent amendments to increase the number of shares of common stock available for issuance under the Stock Purchase Program were not required to be approved by our stockholders and therefore were not submitted to our stockholders for approval. NASD Rule 4350(i), effective June 30, 2003, requires, among other things stockholder approval of certain amendments to equity compensation plans. We have submitted a proposal to our stockholders for approval at our annual meeting to be held October 18, 2005 which, if approved, will increase the number of shares of common stock issuable under the Stock Purchase Program by 500,000 shares. The Stock Purchase Program is open to all full-time employees who have been employed at least six months, but less than one year or who have been employed one year or more and are contributing to the Tandy Brands Accessories, Inc. Employees Investment Plan. Under the Stock Purchase Program, participants may contribute 5% or 10% of their earnings and we match 25% or 50% of each participant’s contribution depending on their length of employment. The Stock Purchase Program purchases treasury stock, if available, or unissued common stock directly from the company at monthly average market prices. The participant’s shares are fully vested upon purchase and the participant may withdraw from the Stock Purchase Program at any time. The shares purchased under the Stock Purchase Program are distributed to participants annually.

Did the company repurchase any shares of common stock during the fourth quarter of fiscal 2005?
      The following table provides information regarding repurchases of shares of common stock made by us during the quarter ended June 30, 2005. All of such shares were purchased in the open market and held in a rabbi trust established under our Benefit Restoration Plan:

	(A)	(B)		(D)
			(C)	Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs(1)

April 1, 2005 to April 30, 2005	79	$13.47	N/A	N/A
May 1, 2005 to May 31, 2005	—	N/A	N/A	N/A
June 1, 2005 to June 30, 2005	—	N/A	N/A	N/A
Total	79	$13.47	N/A	N/A

(1)	On September 10, 1999, our Board of Directors approved a plan to repurchase, from time to time in the open market or through privately negotiated transactions, shares of our common stock at an aggregate purchase price of up to $2,000,000, and on October 17, 2000, our Board increased the plan by up to an additional $2,000,000. On April 21, 2001, our Board determined to temporarily discontinue any purchases under the stock repurchase plan. Since such time, the Board has not authorized management to resume repurchases under the plan.

ITEM 6.	SELECTED FINANCIAL DATA.
      The information required by this item appears on page 50 of our 2005 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      The information required by this item appears on pages 38 through 49 of our 2005 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      The information required by this item appears on page 44 of our 2005 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
      The information required by this item appears on pages 14 through 50 of our 2005 Annual Report to Stockholders, and is incorporated herein by reference. Following is a cross-reference for location of the required information:

Page Number in the Tandy
Brands Accessories, Inc. 2005
Annual Report to
Financial Statements and Supplementary Data	Stockholders

Consolidated Statements of Income for the Years Ended
June 30, 2005, 2004 and 2003	14
Consolidated Balance Sheets at June 30, 2005 and 2004	15
Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003	16
Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2005, 2004 and 2003	17
Notes to Consolidated Financial Statements	18-35
Selected Unaudited Quarterly Financial Data	35
Report of Independent Registered Public Accounting Firm	36
Selected Financial Data	50

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      None.

ITEM 9A.	CONTROLS AND PROCEDURES.
      We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information (including information relating to our consolidated subsidiaries) required to be included in our filings under the Securities Exchange Act of 1934 and there has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as set forth below.
      In connection with the error identified related to a deferred tax asset associated with the tax return treatment of intercompany charges with our Canadian operation, subsequent to June 30, 2005 we have modified our control processes with respect to the treatment of foreign taxes. This includes, but not limited to a detailed review of foreign tax returns at both the parent and foreign subsidiary level to verify proper treatment of all foreign deferred tax items.

PART III
      The information required by Items 10 through 14 is included in our definitive Proxy Statement relating to our 2005 Annual Meeting of Stockholders, and is incorporated herein by reference. Following is a cross-reference for location of the required information:

		Page Number in the
		Tandy Brands
	Caption in the	Accessories, Inc.
	Tandy Brands Accessories, Inc.	2005 Proxy
Item	2005 Proxy Statement	Statement

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	“Proposal One: Election of Directors” “Proposal Two: Amendment to Stock Purchase Program”	5-7 7-9
	“Executive Officers”	9
	“Section 16(a) Beneficial Ownership Reporting Compliance”	12
	“Corporate Governance — Has the Board of Directors adopted a Code of Ethics?”	9
	“Corporate Governance — What are the Board of Directors’ committees? What functions do they serve?”	19-21

ITEM 11. EXECUTIVE COMPENSATION	“Executive Officer and Non-Employee Director Compensation — How do we compensate our executive officers?”	13-16
	“Executive Officer and Non-Employee Director Compensation — How do we compensate our non-employee directors?”	16-17
	“Stock Performance”	18
	“Corporate Governance — What are the Board of Directors’ committees? — What functions do they serve? — Compensation Committee Interlocks and Insider Participation”	19-21
	“Report of Compensation Committee”	24-25

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	“Security Ownership of Certain Beneficial Owners”	10-12

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	“Certain Relationships and Related Transactions”	17

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	“Independent Auditor”	22

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
      (a) The following documents are filed as a part of this report:

(1) The financial statements listed in response to Item 8 of this report have been incorporated herein by reference to pages 14 through 35 of our 2005 Annual Report to Stockholders.

(2) Financial Statement Schedule: Schedule II — Valuation and Qualifying Accounts and Report of Independent Registered Public Accounting Firm thereon. The financial statement schedule should be read in conjunction with the consolidated financial statements in our 2005 Annual Report to Stockholders. Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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
Date: September 23, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dr. James F. Gaertner Dr. James F. Gaertner	Director and Chairman of the Board	September 23, 2005

/s/ J.S.B. Jenkins J.S.B. Jenkins	Director, President and Chief Executive Officer (principal executive officer)	September 23, 2005

/s/ Roger R. Hemminghaus Roger R. Hemminghaus	Director	September 23, 2005

/s/ Gene Stallings Gene Stallings	Director	September 23, 2005

/s/ Colombe M. Nicholas Colombe M. Nicholas	Director	September 23, 2005

/s/ George C. Lake George C. Lake	Director	September 23, 2005

/s/ W. Grady Rosier W. Grady Rosier	Director	September 23, 2005

/s/ Mark J. Flaherty Mark J. Flaherty	Chief Financial Officer (principal financial and accounting officer)	September 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors of
Tandy Brands Accessories, Inc.
      We have audited the consolidated financial statements of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 2005 and 2004, and for each of the three years in the period ended June 30, 2005, and have issued our report thereon dated August 10, 2005, incorporated by reference in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Fort Worth, Texas
August 10, 2005

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended June 30,

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions(1)	Period

2005
Allowance for Doubtful Accounts And Returns	$1,142,000	$7,843,000	$-0-	$7,502,000	$1,483,000
2004
Allowance for Doubtful Accounts And Returns	$1,745,000	$3,902,000	$-0-	$4,505,000	$1,142,000
2003
Allowance for Doubtful Accounts And Returns	$1,707,000	$5,530,000	$-0-	$5,492,000	$1,745,000

(1)	Represents uncollectible accounts written off, net of recoveries and application of allowances to sales returns.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

				Incorporated by Reference
				(If Applicable)

Exhibit Number and Description			Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and By-laws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Restated Bylaws of Tandy Brands Accessories, Inc.	10-Q	2/11/05	0-18927	3.2

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Certificate of Designations, Powers, Preferences, and Rights of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.1

	4.2	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.3	Form of Preferred Share Purchase Rights Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.3

	4.4	Form of Rights Certificate of Tandy Brands Accessories, Inc.	8-K	11/02/99	0-18927	4

	4.5	Amended and Restated Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Bank Boston, N.A	8-K	11/02/99	0-18927	4

	4.6	Amendment to Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Fleet National Bank (f.k.a. Bank Boston, N.A.)	10-Q	05/10/02	0-18927	4.7

(10)	Material Contracts

	10.1	Tandy Brands Accessories, Inc. 1991 Stock Option Plan*	S-1	11/02/90	33-37588	10.8

	10.2	Form of Stock Option Agreement — 1991 Stock Option Plan*	S-1	11/02/90	33-37588	10.9

	10.3	Tandy Brands Accessories, Inc. Benefit Restoration Plan and related Trust Agreement and Amendments Nos. 1 and 2 thereto*	10-K	09/25/97	0-18927	10.14

	10.4	Amendment No. 3 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, effective as of July 1, 2003*	10-K	9/23/03	0-18927	10.32

	10.5	Succession Agreement, dated July 1, 2001, between Tandy Brands Accessories, Inc. and Chase Texas, N.A. (the Former Trustee) and Comerica Bank — Texas (the Trustee), relating to the Tandy Brands Accessories, Inc. Benefit Restoration Plan*	10-K	9/23/03	0-18927	10.34

	10.6	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Directors	S-1	12/17/90	33-37588	10.16

	10.7	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Officers	S-1	12/17/90	33-37588	10.17

	10.8	Tandy Brands Accessories, Inc. Non-Qualified Formula Stock Option Plan for Non-Employee Directors*	S-8	02/10/94	33-75114	28.1

			Incorporated by Reference
			(If Applicable)

Exhibit Number and Description		Form	Date	File No.	Exhibit

10.9	Amendment No. 4 to the Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan for Non-Employee Directors*	10-Q	5/10/02	0-18927	10.39

10.10	Tandy Brands Accessories, Inc. 1993 Employee Stock Option Plan and form of Stock Option Agreement thereunder*	S-8	02/10/94	33-75114	28.2

10.11	Tandy Brands Accessories, Inc. Non-Qualified Stock Option Plan for Non-Employee Directors*	S-8	02/10/94	33-75114	28.3

10.12	Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	S-8	06/03/96	33-08579	99.1

10.13	Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	S-8	12/12/97	333-42211	99.1

10.14	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	10-Q	5/10/02	0-18927	10.38

10.15	Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-K	09/26/00	0-18927	10.39

10.16	Mid-Market Trust Agreement, dated August 19, 2001, between Tandy Brands Accessories, Inc. and State Street Bank and Trust Company, relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	09/23/03	0-18927	10.28

10.17	Amendments Nos. 1-3 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000	10-K	09/23/03	0-18927	10.31

10.18	Succession Agreement, dated June 20, 2002, between Tandy Brands Accessories, Inc. and Comerica Bank — Texas, (the Trustee), relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.35

10.19	Amendments No. 4 to the Tandy Brands Accessories, Inc. Employees Investment Plan, dated December 22, 2003*	10-Q	2/12/04	0-18927	10.38

10.20	Credit Agreement, dated as of June 27, 2001, among Tandy Brands Accessories, Inc. as the Borrower, Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent and as Lender, certain Financial Institutions as Lenders and Wells Fargo Bank, N.A. as Arranger	10-K	9/25/01	0-18927	10.34

10.21	ISDA Master Agreement, dated as of June 27, 2001, between Tandy Brands Accessories, Inc. and Wells Fargo Bank, N.A	10-K	09/25/01	0-18927	10.35

10.22	Limited Consent and Waiver, dated November 5, 2001, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent under the Agreement	10-Q	11/13/01	0-18927	10.37

10.23	First Amendment to Credit Agreement, dated June 28, 2002, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A	10-K	9/27/02	0-18927	10.23

10.24	Second Amendment to Credit Agreement, dated June 26, 2003, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A	10-K	9/23/03	0-18927	10.29

			Incorporated by Reference
			(If Applicable)

Exhibit Number and Description		Form	Date	File No.	Exhibit

10.25	Third Amendment to Credit Agreement, dated August 26, 2004, among Tandy Brands Accessories, Inc. and Wells Fargo Bank, N.A., Comerica Bank, JP Morgan Chase Bank and Bank of America, N.A	10-K	9/23/04	0-18927	10.38

10.26	Tandy Brands Accessories, Inc. Stock Purchase Program (as amended and restated effective October 18, 1991)*	S-8	3/27/92	33-46814	28.1

10.27	Amendment No. 1 to the Tandy Brands Accessories, Inc. Stock Purchase Program*	10-Q	5/12/03	0-18927	10.27

10.28	Amendment No. 2 to the Tandy Brands Accessories, Inc. Stock Purchase Program effective May 23, 1998*	10-Q	2/12/04	0-18927	10.37

10.29	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Dr. James F. Gaertner*	S-8	5/15/02	33-88276	10.2

10.30	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Marvin J. Girouard*	S-8	5/15/02	33-88276	10.3

10.31	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Gene Stallings*	S-8	5/15/02	33-88276	10.4

10.32	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Roger R. Hemminghaus*	S-8	5/15/02	33-88276	10.5

10.33	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	33-88276	10.6

10.34	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

10.35	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.39

10.36	Form of Employee Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.40

10.37	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.41

10.38	Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.42

10.39	Tandy Brands Accessories, Inc. Supplemental Executive Retirement Plan*	10-Q	2/12/03	0-18927	10.25

10.40	Amendment No. 1 to the Tandy Brands Accessories, Inc. Supplemental Executive Retirement Plan, effective January 1, 2003*	10-K	9/23/03	0-18927	10.30

Incorporated by Reference
(If Applicable)

Exhibit Number and Description			Form	Date	File No.	Exhibit

	10.41	Form of Severance Agreement for Executive and Senior Officers*	10-K	9/23/03	0-18927	10.33

	10.42	Office Lease Agreement, dated January 31, 2004, between Koll Bren Fund VI, LP and Tandy Brands Accessories, Inc. relating to the corporate office	10-Q	2/12/04	0-18927	10.36

	10.43	Summary of fiscal 2006 Annual Base Salaries and Equity Awards*	8-K	6/22/05	0-18927	10.43

	10.44	Summary of fiscal 2006 Annual Base Salaries and Equity Awards*	8-K	6/22/05	0-18927	10.44

	10.45	Acknowledgement and Release Agreement between Tandy Brands Accessories, Inc. and J.S.B. Jenkins relating to the termination of the Supplemental Executive Retirement Plan*	8-K	8/22/05	0-18927	10.45

(13)	Annual Report to security holders, Form 10-Q or quarterly report to security holders

	13.1	2005 Annual Report to Stockholders of Tandy Brands Accessories, Inc. **	N/A	N/A	N/A	N/A

(21)	Subsidiaries of the registrant

	21.1	List of subsidiaries**	N/A	N/A	N/A	N/A

(23)	Consents of experts and counsel

	23.1	Consent of Ernst & Young LLP**	N/A	N/A	N/A	N/A

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith