Form 10-Q
period 2005-09-30
TANDY BRANDS ACCESSORIES INC
filed 2005-11-10
CIK 869487

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934
____________________
For the Quarterly Period Ended September 30, 2005
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
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding
Class	at November 10, 2005
Common stock, $1.00 par value	6,715,483

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Form 10-Q
Quarter Ended September 30, 2005

PART I — FINANCIAL INFORMATION

Page No.
Item

1. Financial Statements	3 - 15

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 21

3. Quantitative and Qualitative Disclosures About Market Risk	22

4. Controls and Procedures	22

PART II — OTHER INFORMATION

Item

2. Unregistered Sales of Equity Securities and Use of Proceeds	23

4. Submission of Matters to a Vote of Security Holders	23

6. Exhibits	23

SIGNATURES	24

EXHIBIT INDEX	25-30

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

Section 1350 Certifications — CEO & CFO
Fourth Amendment to Credit Agreement
Certification Pursuant to Rule 13a-14(a)/15d-14(a) - CEO
Certification Pursuant to Rule 13a-14(a)/15d-14(a) - CFO
Section 1350 Certifications - CEO & CFO

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0-18927
Form 10-Q
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended
	September 30,
	2005	2004
Net sales	$60,948	$60,474
Cost of goods sold	40,668	38,414

Gross margin	20,280	22,060

Selling, general and administrative expenses	16,151	16,235
Depreciation and amortization	1,292	1,098

Total operating expenses	17,443	17,333

Operating income	2,837	4,727

Interest expense	(408)	(256)
Royalty and other income	10	91

Income before provision for income taxes	2,439	4,562
Provision for income taxes	972	1,748

Net income	$1,467	$2,814

Earnings per common share	$0.22	$0.44

Earnings per common share — assuming dilution	$0.22	$0.43

Common shares outstanding	6,547	6,394

Common shares outstanding — assuming dilution	6,683	6,535

Cash dividends declared per common share	$0.0275	$0.0275

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0-18927
Form 10-Q
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 30,	June 30,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$2,388	$3,429
Accounts receivable, net	44,197	31,437
Inventories:
Raw materials and work in process	5,993	6,125
Finished goods	77,406	61,856
Deferred income taxes	4,682	4,229
Other current assets	1,950	2,359

Total current assets	136,616	109,435

Property and equipment, at cost	38,519	37,742
Accumulated depreciation	(24,949)	(23,896)

Net property and equipment	13,570	13,846

Other assets:
Goodwill	17,173	17,101
Other intangibles, less accumulated amortization	6,221	6,403
Supplemental Executive Retirement Plan intangible asset	0	1,702
Other assets	2,261	2,275

Total other assets	25,655	27,481

	$175,841	$150,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,182	$15,908
Accrued expenses	6,736	6,902

Total current liabilities	25,918	22,810

Other liabilities:
Notes payable	37,305	16,055
Deferred income taxes	2,291	2,086
Supplemental Executive Retirement Plan liability	867	2,926
Other noncurrent liabilities	967	1,455

Total other liabilities	41,430	22,522

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,692,929 shares and 6,573,166 shares issued and outstanding as of September 30, 2005 and June 30, 2005, respectively	6,693	6,573
Additional paid-in capital	30,406	29,597
Cumulative other comprehensive income	671	77
Shares held by Benefit Restoration Plan Trust	(724)	(981)
Retained earnings	71,447	70,164

Total stockholders’ equity	108,493	105,430

	$175,841	$150,762

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0-18927
Form 10-Q
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,467	$2,814
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	1,153	984
Amortization	183	90
Amortization of debt origination costs	32	29
Deferred taxes	(248)	(166)
Stock compensation expense	125	—
Other	(318)	110
Change in assets and liabilities:
Accounts receivable	(12,760)	(12,260)
Inventories	(15,418)	(10,687)
Other assets	1,180	(609)
Accounts payable	3,274	1,658
Accrued expenses	(654)	799

Net cash used for operating activities	(21,984)	(17,238)

Cash flows from investing activities:
Purchases of property and equipment	(844)	(994)
Purchase of Superior Merchandise Company	—	(10,000)

Net cash used for investing activities	(844)	(10,994)

Cash flows from financing activities:
Sale of stock to stock purchase program	364	530
Exercise of employee stock options	298	386
Income tax benefit of exercise of employee stock options	56	—
Payment of dividends	(181)	(158)
Proceeds from borrowings	26,066	66,463
Payments under borrowings	(4,816)	(42,837)

Net cash provided by financing activities	21,787	24,384

Net increase (decrease) in cash and cash equivalents	(1,041)	(3,848)
Cash and cash equivalents at beginning of period	3,429	6,086

Cash and cash equivalents at end of period	$2,388	$2,238

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$284	$226
Income taxes	115	11
The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Accounting Principles
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our first and second quarter sales and net income normally reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Consequently, operating results for the three-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. The consolidated balance sheet at June 30, 2005, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Note 2 — Impact of New Accounting Standards
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” effective for most publicly owned companies for annual periods beginning after June 15, 2005. This Statement requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair value. We adopted this statement on July 1, 2005, for fiscal 2006. The statement permits adoption of its requirements using one of two methods. The “modified prospective” method requires compensation cost to be recognized for all share-based payments granted after the effective date and for all awards granted to employees prior to the effective date that remain unvested as of the effective date. The other method is the “modified retrospective” method, which includes the requirements of the “modified prospective” method, but also permits companies to restate prior years’ income based on amounts previously recognized in the pro forma disclosures under Statement 123 for all prior periods presented.
     In addition, SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported in the Statement of Cash Flows as a financing cash flow rather than an operating cash flow as previously reported. This results in reduced operating cash flows for any quarter in which employee stock options were exercised.
     We may, with the approval of our board of directors, grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Prior to July 1, 2005, we accounted for stock option grants using the intrinsic value method in accordance with the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense for the stock option grants. No stock-based compensation expense was recognized in our consolidated statements of income for periods prior to the first quarter of fiscal 2006.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact of New Accounting Standards (continued)
     The following table reflects the pro forma impact on net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation for the three-month period ended September 30, 2004:

Three Months
Ended
September 30,
2004
Net sales:
As reported	$2,814
Add: stock-based compensation expense recognized, net of tax	52

Net income — as adjusted	2,866
Less: compensation expense per SFAS 123, net of tax	(118)

Net income	$2,748

Earnings per share:
As reported	$0.44
Pro forma	$0.43

Earnings per share-assuming dilution:
As reported	$0.43
Pro forma	$0.42
     Pro forma information regarding net income and earnings per share presented above has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2005: dividend yield of 1.0%; expected volatility of 0.388%; a risk-free interest rate of 3.25% for 2005; and an expected holding period of five years. Using these assumptions for the options granted during the first three months of fiscal 2005, the weighted-average fair value of such options on the date of grant was $ 4.74.
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
     Effective July 1, 2005, we adopted the fair value recognition provisions of SFAS 123R, using the “modified prospective” method. Under that transition method, we have recorded compensation expense for (i) all share-based grants awarded prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) all share-based grants awarded subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provision of 123R. Results for prior periods have not been restated.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact of New Accounting Standards (continued)
     As a result of adopting Statement 123R on July 1, 2005, the company’s income before income taxes and net income for the quarter ended September 30, 2005, are $125,000 and $75,125 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended December 31, 2005 would have been $0.23 and $0.23, respectively, if the company had not adopted SFAS No 123R, compared to the basic and diluted earnings per share of $0.22 and $0.22, respectively.
     Prior to our adoption of SFAS No. 123R we presented the tax benefits of deductions related to the exercise of stock options as operating cash flows in our Consolidated Statement of Cash Flows. Under the provisions of SFAS 123R we are required to present the cash flows resulting from tax benefits related to tax deductions in excess of compensation cost recognized for those options to be classified as financing cash flows. The $56,000 tax benefit classified as a financing cash inflow would have been classified under operating cash flows if we had not adopted SFAS No. 123R.
     Our officers and key management employees are eligible to receive options to purchase shares of our common stock under the Tandy Brands Accessories, Inc. 2002 Omnibus Plan (the “Omnibus Plan”). In addition, many of our officers and key management employees have received options under our prior stock option plans. All options are granted at the market price as of the date of grant and have a contractual life of ten years. Options are generally exercisable annually at a rate of one-third per year beginning one year after the grant date with expense recognized on a straight line basis. The following table reflects employee stock option activity from June 30, 2005 to September 30, 2005:

	Number	Weighted-Average
	of Shares	Exercise Price
Outstanding at June 30, 2005	790,075	$12.20
Options granted	72,426	$10.57
Options exercised	(42,500)	$6.99
Options canceled or expired	(89,702)	$14.49

Outstanding at September 30, 2005	730,299	$12.06

Exercisable at September 30, 2005	585,150	$11.46

     During the quarter ended September 30, 2005, a total 42,500 options were exercised, with an intrinsic value of $159,000. Cash in the amount of $339,575 was received from the exercise of the options, which included exercise prices ranging from $5.63 to $8.13 per share. We issue new shares to satisfy stock option exercises.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact of New Accounting Standards (continued)
     The following table segregates outstanding employee options which are expected to vest into groups based on price ranges of less than or greater than $10 per share as of September 30, 2005:

	$5.63-8.13	$10.57-17.75

Outstanding options expected to vest:
Number of shares	133,727	559,523
Weighted-average exercise price	$6.76	$13.33
Weighted-average remaining contractual life	4.9 years	6.7 years

Exercisable options:
Number of shares	133,727	396,590
Weighted-average exercise price	$6.76	$13.86
Weighted-average remaining contractual life	4.9 years	6.1 years
Intrinsic value	$480,000	—
     On July 1, 2005, our executive officers were awarded stock options to purchase a total of 34,915 shares of our common stock on July 1, 2005. Other key employees were awarded stock options to purchase a total of 37,511 shares of our common stock on July 1, 2005, as well. The stock options awarded to executive officers and other key employees vest in one-third increments on each anniversary of the date of grant.
     Compensation expense of approximately $125,000 related to these options and options awarded during prior fiscal years but not fully vested as of July 1, 2005, was recorded during the quarter ended September 30, 2005. The fair value for options granted during fiscal 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2006: dividend yield of 1.0%; expected volatility of 0.390%; a risk-free interest rate of 4.00% for 2006; and an expected holding period of five years. Expected volatility was calculated using historical volatility over the past five years. Using these assumptions for the options granted during the first three months of fiscal 2006, the weighted-average fair value of such options on the date of grant was $3.88. Estimated forfeiture rates of 16% and 22% were used for officers and employees, respectively, based on historical experience. No compensation cost was capitalized as part of an asset. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends and the number of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
     On July 1, 2005, our executive officers were awarded a total of 21,088 shares of restricted stock, which will become fully vested on July 1, 2008. Other key employees were awarded an aggregate of 22,659 shares of restricted stock on July 1, 2005, as well, which will also become fully vested on July 1, 2008. These shares of stock, while not transferable, bear rights of ownership, including voting and dividend rights, during the three-year vesting period. There are no performance requirements related to vesting, only continued employment through the vesting date. Compensation expense of approximately $67,000, related to these restricted shares and the restricted shares awarded July 1, 2003 and 2004 was recorded during the quarter ended September 30, 2005. As of September 30, 2005, the total compensation cost related to restricted stock not yet expensed was $584,000, which is expected to be recognized over a weighted average period of 1.7 years. All restricted stock awarded to employees “cliff” vests at the 3-year anniversary of the award. No shares were vested during the three-month period ended September 30, 2005.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact of New Accounting Standards (continued)
     The following table reflects non-vested employee restricted stock activity from June 30, 2005 to September 30, 2005:

	Number	Weighted Average
	of Shares	Fair Value

Nonvested shares at June 30, 2005	34,400	$12.66
Grants as of July 1, 2005:
Restricted shares granted — officers	21,088	$10.57
Restricted shares granted — other	22,659	$10.57

Nonvested shares at September 30, 2005	78,147	$11.49

     Our non-employee directors are also eligible for awards under the Omnibus Plan. The Omnibus Plan provides that, when a non-employee director is first elected or appointed to the Board, he or she will be granted a non-qualified stock option to purchase 3,500 shares of our common stock or, if the Board so elects, an alternative form of award (other than an incentive stock option) with a value substantially equivalent to the value of such non-qualified stock option. The Omnibus Plan also provides that concurrently with each regular annual election of the Board of Directors, each continuing non-employee director (other than our Chairman) will receive a non-qualified stock option to purchase 2,500 shares of our common stock and our Chairman will receive a non-qualified stock option to purchase 4,425 shares of our common stock. If the Board so elects, non-employee directors and our Chairman may receive an alternative form of award (other than an incentive stock option) with a value substantially equivalent to the value of a non-qualified stock option to purchase 2,500 and 4,425 shares of our common stock, respectively.
     The following table presents the status of non-employee directors’ stock options as of June 30, 2005, and September 30, 2005:

	Number	Weighted-Average
	of Shares	Exercise Price

Outstanding at June 30, 2005	129,387	$10.24

Options granted	—
Options exercised	—
Options canceled or expired	—

Outstanding at September 30, 2005	129,387	$10.24

Exercisable at September 30, 2005	125,887	$10.12

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact of New Accounting Standards (continued)
     The non-employee members of our board of directors were awarded options to purchase an aggregate of 14,000 shares of our common stock at an exercise price of $11.70 per share on October 18, 2005. These stock options will become fully vested six months after the date of grant.
     Our non-employee directors are also eligible to receive restricted stock. No additional shares were awarded to our non-employee directors during the three months ended September 30, 2005. As of September 30, 2005, a total of 26,043 shares of restricted stock had been awarded to our non-employee directors at a weighted-average price of $14.71 per share. On October 18, 2005, an aggregate of 7,700 shares of restricted stock were awarded to the non-employee members of the board of directors. These restricted shares will become fully vested on October 18, 2008, with one-third of the shares vesting on each anniversary of the date of grant. However, upon the death, disability, resignation, or termination of a director, that director’s shares become fully vested. As a result, such grants are expensed upon issuance as there is not a requisite service period. These shares of stock, while not transferable, bear rights of ownership, including voting and dividend rights, during the vesting period.
Note 3 — Comprehensive Income
     The following table illustrates the components of comprehensive income, net of related tax, for the three months ended September 30, 2005 and 2004 (in thousands).

	Three Months
	Ended
	September 30,
	2005	2004

Net income	$1,467	$2,814
Foreign currency translation adjustments	325	283
Decrease in minimum pension liability	269	—

Comprehensive income	$2,061	$3,097

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 — Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months
	Ended
	September 30,
	2005	2004
Numerator for basic and diluted earnings per share:

Net income	$1,467	$2,814

Denominator:
Weighted average shares outstanding	6,525	6,372
Contingently issuable shares	22	22

Denominator for basic earnings per share — weighted average shares	6,547	6,394

Effect of dilutive securities:
Employee stock options and other	119	114
Director stock options	17	27

Dilutive potential common shares	136	141

Denominator for diluted earnings per share — adjusted weighted average shares	6,683	6,535

Earnings per common share	$0.22	$0.44

Earnings per common share — assuming dilution	$0.22	$0.43

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 — Disclosures about Segments of an Enterprise and Related Information
     We sell our products to a variety of retail outlets, including mass merchants, national chain stores, major department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military. Our company and our corresponding customer relationships are organized along men’s and women’s product lines. As a result, we have two reportable segments: (1) men’s accessories, consisting of belts, wallets, suspenders, neckwear, other small leather goods, and gift accessories, and (2) women’s accessories, consisting of belts, wallets, handbags, socks, scarves, hats and hair accessories. General corporate expenses are allocated to each segment based on the respective segment’s asset base. Depreciation and amortization expense related to assets recorded on our corporate accounting records are allocated to each segment as described above. Management measures profit or loss on each segment based upon income or loss before taxes utilizing the accounting policies consistent in all material respects with those described in Note 1 of our 2005 Annual Report. No inter-segment revenue is recorded.
     The following table sets forth information regarding operations and assets by reportable segment (in thousands).

	Three Months Ended
	September 30,
	2005	2004
Net sales from external customers:
Men’s accessories	$34,638	$35,467
Women’s accessories	26,310	25,007

	$60,948	$60,474

Operating income (1):
Men’s accessories	$2,413	$4,075
Women’s accessories	424	652

	$2,837	$4,727

Interest expense	(408)	(256)
Other income (2)	10	91

Income before provision for income taxes	$2,439	$4,562

Depreciation and amortization expense:
Men’s accessories	$818	$645
Women’s accessories	474	453

	$1,292	$1,098

Capital expenditures:
Men’s accessories	$148	$41
Women’s accessories	125	283
Corporate	571	670

	$844	$994

(1)	Operating income consists of net sales less cost of goods sold and specifically identifiable and allocated selling, general and administrative expenses.

(2)	Other income includes royalty income on corporate trade names and other income not specifically identifiable to a segment.

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
     During the fourth quarter of fiscal 2005, we recorded a goodwill impairment charge related to our women’s accessories segment in the amount of $847,000. This expense was recorded as an operating expense, in accordance with SFAS No. 142.
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
     The following table sets forth information regarding our intangibles with finite lives and related remaining lives.

	September 30, 2005		Weighted	Weighted
	Balance		Average	Average
	(net of accumulated	Annual	Total	Remaining
	amortization)	Amortization	Life	Life

Tradenames	$4,013,000	$346,000	20	12
Customer lists	2,054,000	357,000	7	6
Other intangibles	154,000	30,000	9	5

	$6,221,000	$733,000	13	8

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7 — Employee Benefit Plans
     On September 2, 2005, the Supplemental Executive Retirement Plan (the “SERP”) was terminated. As of the effective date of the termination, only one officer was an actively employed participant in the SERP. On August 19, 2005, the Board entered into an agreement with that officer to waive his right to benefits which he had accrued under the SERP. In exchange for (i) the balance (approximately $765,000) remaining in the rabbi trust established by the Company for the purpose of setting aside amounts to assist the Company in satisfying its obligation under the SERP (the “trust”) as of the effective date of the termination of the SERP plus, (ii) beginning with the 2006 fiscal year and continuing until June 30, 2008, an additional $330,593 which will be accrued if the officer remains employed by the company on the last day of each such fiscal year. The funds remaining in the trust, as well as additional contributions to the trust, will continue to be invested under the terms of the trust. Any amounts that are not contributed to the trust, but are accrued, will accrue interest at a rate equal per annum to the Company’s cost of borrowing at the time. The officer may elect payment of benefits either as a lump sum payment after his retirement or a designated number of annual payments after that date. During the quarter ended September 30, 2005, we recorded expense of $83,000 related to that agreement.
     We recorded expense of $53,000 related to our Benefit Restoration Plan for certain of our key executive officers during the quarter ended September 30, 2005. Adjustments to expense are recorded each quarter based on the differential between the cost of Company stock owned by the Plan and the market value of that stock on the last day of the quarter.
Note 8 — Credit Facility
     We currently have an $85,000,000 unsecured credit facility. The credit facility may be used for borrowings and letters of credit. This credit facility requires the maintenance of certain financial covenants, which, if not met, could adversely impact our liquidity.
     During the quarter ended September 30, 2005, the Company was in violation of the funded indebtedness to EBITDA ratio and EBITDA to fixed charge ratio covenants of our $85,000,000 credit facility. Shipping delays throughout the supply chain related to hurricane Katrina as well as an increase in sales of lower margin direct sales goods and non-recurring legal and restructuring expenses incurred during the past twelve months resulted in an EBITDA shortfall thereby causing the Company to breach such covenants in our credit facility. Management believes that had the shipping delay not occurred in the first quarter, the Company would have been in compliance with its covenants under our credit facility. Our lending financial institutions agreed to an amendment to the credit facility to adjust the Company’s financial covenant requirements for both the first and second quarters of fiscal 2006. This fourth amendment to our credit facility among other things (i) establishes applicable commitment fee percentages and applicable margins for LIBOR based borrowings at higher ratios of funded indebtedness to EBITDA, and (ii) increases thresholds for the indebtedness to EBITDA ratio and EBITDA to fixed charge ratio covenants that the Company must not surpass for the first and second quarters of fiscal 2006. This amendment was entered into on October 20, 2005, and is effective as of September 30, 2005. Based on internal projections, related to increased sales due to new programs and elimination of the non-recurring legal and restructuring expenses experienced during the last twelve months, management anticipates compliance with all covenants related to the credit facility for the next twelve months.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     Tandy Brands Accessories, Inc. is a leading designer, manufacturer and marketer of branded men’s, women’s and children’s accessories, including belts and small leather goods, such as wallets. Our product line also includes handbags, socks, scarves, gloves, hats, hair accessories, suspenders, cold weather accessories, sporting goods, neckwear and gift accessories. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including DOCKERS®, LEVI’S®, LEVI STRAUSS SIGNATURE™, JONES NEW YORK®, TOTES®, ROLFS®, HAGGAR®, WOOLRICH®, JORDACHE®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, AMITY®, COLETTA®, STAGG®, ACCESSORY DESIGN GROUP®, TIGER® and ETON®, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military.
     The first quarter of fiscal 2006 reflects lower earnings than last year due to reduced revenue related to shipping delays, lower margin direct shipments in our women’s mass merchant business and close-out sales in our women’s department store business. The delays associated with our supply chain represented approximately $3.3 million shortfall in revenue. We expect this revenue will shift into the second quarter of fiscal 2006 and increase our sales and earnings for that quarter accordingly. We also see opportunities in a number of new programs and expansion of current programs to our existing customer base.
     On August 22, 2005, we announced a dividend of $.0275 per share payable to stockholders of record as of September 30, 2005. This dividend was paid on October 20, 2005.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2005, Compared to the Three Months Ended September 30, 2004
Net Sales and Gross Margins
     The following table illustrates sales and gross margin data from our reportable segments for the three months ended September 30, 2005, compared to the same period in 2004.

	Three Months Ended
	September 30,
	2005	2004
Net sales:
Men’s accessories	$34,638	$35,467
Women’s accessories	26,310	25,007

Total net sales	$60,948	$60,474

Gross margin:
Men’s accessories	$13,109	$14,458
Women’s accessories	7,171	7,602

Total gross margin	$20,280	$22,060

Gross margin as a percentage of sales:
Men’s accessories	37.8%	40.8%
Women’s accessories	27.3%	30.4%
Total	33.3%	36.5%

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
     For the three-month period ended September 30, 2005, net sales increased by $474,000, or 0.7%, compared to net sales for the same period in the prior year. Net sales of men’s accessories decreased by $828,000 dollars, or 2.3%, for the quarter compared to the same period last year due to a delay in the shipment of approximately $3.3 million of Eton gift accessories. This delay was a result of delays throughout our supply chain related to hurricane Katrina, the timing of deliveries from our factories in Asia and scheduling of customer’s carriers accepting delivery of products. Our core men’s business showed strong results in the first quarter with increased sales to our key customers. Net sales of women’s accessories increased by $1.3 million, or 5.2%, for the quarter compared to the same period in the prior year. Sales of our women’s mass merchant accessories were $2.3 million above the prior year due to increased shipments to direct ship customers such as Payless ShoeSource. Our women’s department store sales were $1.0 million less than the same quarter in the prior year as a result of competitive market pressures, weakened trends in fashion accessories, and close-out sales.
     As a percentage of sales, gross margins decreased for the three-month period ended September 30, 2005, compared to the same period in the prior year. The gross margin decreases were due to sales delays in our higher margin gift accessory business, close-out sales in our women’s department store business, inventory markdowns and a higher than normal concentration of direct sales, both in our women’s mass merchant business. Direct shipments have lower than average gross margins because these goods are shipped directly from the supplier to our customer and are not handled in our distribution centers, thereby reducing our overhead costs related to the sale.
     Any material changes in sales mix, such as higher mass merchant accessory sales or direct shipments, could lower our gross margin percentages during a particular season.
Operating Expenses
     The following table illustrates selling, general, and administrative (“SG&A”) expense data from our reportable segments for the three months ended September 30, 2005, compared to the same period in the prior year:

	Three Months Ended
	September 30,
	2005	2004

Selling, general & administrative expense:
Men’s accessories	$9,848	$9,394
Women’s accessories	6,303	6,841

	$16,151	$16,235

Depreciation and amortization expense:
Men’s accessories	$818	$645
Women’s accessories	474	453

	$1,292	$1,098

Interest expense	$408	$256

     Selling, general and administrative expenses for the three months ended September 30, 2005, decreased $84,000, or 0.5%, compared to the same period last year. The decreased costs relate to reduced expenses in our women’s division due to consolidation of women’s mass merchant and department store businesses as well as reduced advertising and legal expenses this quarter compared to the same period in the prior year. Men’s division SG&A expenses increased in areas related to the development of several new programs, such as advertising, product development, samples and royalties.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Operating Expenses (continued)
     Depreciation and amortization expense increased for the three months ended September 30, 2005, compared to the same period the previous year due to amortization of intangibles related to our acquisition of ETON, depreciation of capital projects implemented throughout the year, and assets related to software implementation in our Yoakum, Texas, facility which was completed during the third quarter of fiscal 2005.
     Interest expense for the three months ended September 30, 2005, increased $152,000 compared to the same period in the previous year due to higher debt levels related to increased inventory purchases for the fall and holiday seasons.
     The effective tax rate for the three months ended September 30, 2005, was 39.9%, which is higher than the effective tax rate for the same period in the previous year due to increased effective state and local tax rates.
     Net income for the three-month period ended September 30, 2005, was $1,467,000, or $0.22 per diluted share, compared to net income of $2,814,000, or $0.43 per diluted share, for the same period last year. The first quarter of fiscal 2006 includes approximately $125,000 in compensation expense related to employee stock options which was recorded due to our adoption of SFAS 123R on July 1, 2005.
     On August 22, 2005, the Company announced that the Board of Directors approved a quarterly dividend of $0.0275 per common share that was paid October 20, 2005, to shareholders of record at the close of business on September 30, 2005.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES
     For the three months ended September 30, 2005, our operating activities used cash of $21,984,000, compared to $17,238,000 in the same period the previous year. This change is due to increased inventory procurement compared to the prior year. Our investing activities used cash of $844,000 for the three months ended September 30, 2005, compared to $10,994,000 in the same period the previous year which reflects our acquisition of Superior Merchandise for $10,000,000 on July 1, 2004. The purchase was funded entirely with cash, drawing on our existing credit line.
     Capital expenditures totaled $844,000 for the three months ended September 30, 2005, a decrease of $150,000 from the same period the previous year. Capital expenditures in the first quarter of this year relate to the implementation of an additional software module for our enterprise software and additions to the “Pick to Light” shipping system in our Yoakum, Texas facility. The first quarter of last year included capital expenditures related to additional leasehold improvements in our corporate offices as well as computer hardware for our Yoakum facility. We anticipate that our total capital expenditures for the fiscal year ending June 30, 2006, will be approximately $3,000,000. We expect to fund the remainder of our capital commitments with our working capital and by drawing on our existing credit facility.
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
     During the quarter ended September 30, 2005, the Company was in violation of the funded indebtedness to EBITDA ratio and EBITDA to fixed charge ratio covenants of our $85,000,000 credit facility. Shipping delays throughout the supply chain related to hurricane Katrina as well as an increase in sales of lower margin direct sales goods and non-recurring legal and restructuring expenses incurred during the past twelve months resulted in an EBITDA shortfall thereby causing the Company to breach such covenants in our credit facility. Management believes that had the shipping delay not occurred in the first quarter, the Company would have been in compliance with its covenants under our credit facility. Our lending financial institutions agreed to an amendment to the credit facility to adjust the Company’s financial covenant requirements for both the first and second quarters of fiscal 2006. This fourth amendment to our credit facility among other things (i) establishes applicable commitment fee percentages and applicable margins for LIBOR based borrowings at higher ratios of funded indebtedness to EBITDA, and (ii) increases thresholds for the indebtedness to EBITDA ratio and EBITDA to fixed charge ratio covenants that the Company must not surpass for the first and second quarters of fiscal 2006. This amendment was entered into on October 20, 2005, and is effective as of September 30, 2005. Based on internal projections, related to increased sales due to new programs and elimination of the non-recurring legal and restructuring expenses experienced during the last twelve months, management anticipates compliance with all covenants related to the credit facility for the next twelve months.
     Our borrowings under our credit facility were $37,305,000 and $34,432,000 as of September 30, 2005, and 2004, respectively. We also have a Canadian line of credit of approximately $861,500 secured by a letter of credit from a United States bank.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES(continued)
     At September 30, 2005, we had credit availability under our credit facility and our Canadian line of credit as follows:

September 30, 2005
Total credit facility	$85,861,500
Less:
Debt outstanding	37,304,509
Outstanding letters of credit	3,487,468
Canadian standby letter of credit	861,500

Credit available	$44,208,023

     During fiscal 2006 we declared dividends as set forth in the following table:

Declaration Date	Record Date	Payable Date	Dividend per share

August 16, 2005	September 30, 2005	October 20, 2005	$0.0275
     We believe we have adequate financial resources and access to sufficient credit lines to satisfy our future working capital needs.
CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS
     There have been no material changes outside the ordinary course of our business in any of our contractual obligations, contingent liabilities, or commitments since June 30, 2005.
OFF-BALANCE SHEET ARRANGEMENTS
     We do not have any off-balance sheet arrangements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
SEASONALITY
     Historically, our quarterly sales and net income results reflect a seasonal increase during the first and second quarter.
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
FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains forward-looking statements that are based on current expectations, estimates and projections about the industry in which we operate, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Such factors as weather, fuel costs, sock quotas imposed in Asia, general economic conditions, conditions within our industry, economic or political disruptions in Asia and other parts of the world from which we import goods, termination of key customer relationships, changes in consumer demands or spending patterns, trends in fashion accessories, inventory replenishment levels of our key customers and termination or non-renewal of certain key license agreements may impact future operating results. You are encouraged to consider all such factors in evaluating the information in this quarterly report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to interest rate risk on our long-term debt. The effect of a one-percent increase or decrease in the interest rate on our long-term debt could lower or increase our pre-tax operating results by approximately $373,000. We manage our exposure to changes in interest rates. Our current credit facility does not require us to enter into an interest rate swap agreement against the borrowings under the credit facility. Consequently, we currently have no interest rate swap agreement in effect. We do not expect the potential impact of market conditions on the fair value of our indebtedness to be material.
     At September 30, 2005, our borrowings under our credit facility totaled $37,305,000, bearing a weighted-average interest rate of 4.85%
     In addition to interest rate risk on our long-term debt, we are also exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products. We routinely purchase leather hides during the year for use in the manufacture of men’s belts. We also purchase a substantial amount of leather items from third-party suppliers. An unanticipated material increase in the market price of leather could increase the cost of these products to us and, therefore, have a negative effect on our results of operations.
ITEM 4. Controls and Procedures
     We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in timely alerting them to material information (including information relating to our consolidated subsidiaries) required to be included in our Securities Exchange Act of 1934 filings. There has been no change in our internal control over financial reporting during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as set forth below.
     In connection with an error identified related to a deferred tax asset associated with the tax return treatment of intercompany charges with our Canadian operation, we have modified our control processes with respect to the treatment of foreign taxes. This includes, but is not limited to, a detailed review of foreign tax returns at both the parent and foreign subsidiary level to verify proper treatment of all foreign deferred tax items.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding repurchases of shares of common stock made by us during the quarter ended September 30, 2005. All such shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as Part	of Shares that may
	of Shares	Price Paid	of Publicly Announced	yet be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
July 1, 2005 to July 31, 2005	190	$11.73	N/A	N/A

August 1, 2005 to August 31, 2005	531	$11.43	N/A	N/A

September 1, 2005 to September 30, 2005	565	$10.71	N/A	N/A

Total	1,286	$11.16	N/A	N/A
ITEM 4. Submission of Matters to a Vote of Security Holders
     We held our 2005 Annual Meeting of Stockholders on October 18, 2005. The stockholders voted on the re-election of J.S.B. Jenkins and George C. Lake to our board of directors to serve as a Class III directors for a three year term expiring at the 2008 annual meeting of stockholders, or until their successors are elected and qualified. The stockholders re-elected Mr. Jenkins and Mr. Lake to our board of directors. The following table indicates the number of votes cast for the directors, the number of votes withheld, and the number of broker non-votes with respect to the election of Mr. Jenkins and Mr. Lake.

	For	Withheld	Broker Non-Votes
Mr. George C. Lake	6,111,319	86,043	- 0 -
Mr. J.S.B. Jenkins	6,110,707	86,655	- 0 -
     The following directors’ terms continued after the 2005 Annual Meeting:
James F. Gaertner, Ph.D.
Roger R. Hemminghaus
Gene Stallings
Colombe M. Nicholas
W. Grady Rosier
     A proposal to amend the Tandy Brands Accessories, Inc. Stock Purchase Program by increasing the number of shares of our common stock that may be issued pursuant to the plan was also approved. Votes on the proposal were as follows:

For	3,652,598
Against	731,822
Abstain	14,809
Non-votes	1,798,133
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

TANDY BRANDS ACCESSORIES, INC. (Registrant)
/s/ J.S.B. Jenkins
J.S.B. Jenkins
President, Chief Executive Officer (Principal Executive Officer)

/s/ Mark J. Flaherty
Mark J. Flaherty
Chief Financial Officer (Principal Accounting and Financial Officer)

Date: November 10, 2005

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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit

10.46 Fourth Amendment to Credit Agreement, dated October 20, 2005, among Tandy Brands Accessories, Inc., Wells Fargo Bank, N.A., Comerica Bank, JPMorgan Chase Bank and Bank of America, N.A.**	N/A	N/A	N/A	N/A

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification pursuant to Rule 13a- 14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

31.2 Certification pursuant to Rule 13a- 14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32) Section 1350 Certifications

32.1 Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith