Form 10-Q
period 2005-12-31
TANDY BRANDS ACCESSORIES INC
filed 2006-02-10
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2005
Commission File Number 0-18927
TANDY BRANDS ACCESSORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2349915 (I.R.S. Employer Identification No.)
690 East Lamar Boulevard, Suite 200, Arlington, TX 76011
(Address of principal executive offices and zip code)
817-548-0090
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
☑ Yes          ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes          ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class Common stock, $1.00 par value	Number of shares outstanding at February 10, 2006 6,664,977

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Form 10-Q
Quarter Ended December 31, 2005

PART I — FINANCIAL INFORMATION

Item	Page No.
1. Financial Statements	3 - 16

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 - 22

3. Quantitative and Qualitative Disclosures About Market Risk	22

4. Controls and Procedures	23

PART II — OTHER INFORMATION

Item

2. Unregistered Sales of Equity Securities and Use of Proceeds	24

4. Submission of Matters to a Vote of Security Holders	24

6. Exhibits	24

SIGNATURES	25

EXHIBIT INDEX	26-31

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

Section 1350 Certifications – CEO & CFO
Amended and Restated Stock Purchase Program
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive and Chief Financial Officers

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0-18927
Form 10-Q
Condensed Consolidated Statements of Income
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales	$73,866	$73,990	$134,814	$134,463
Cost of goods sold	48,911	45,958	89,579	84,372

Gross margin	24,955	28,032	45,235	50,091

Selling, general and administrative expenses	18,223	19,486	34,374	35,720
Depreciation and amortization	1,237	1,222	2,529	2,320
Goodwill impairment	938	—	938	—

Total operating expenses	20,398	20,708	37,841	38,040

Operating income	4,557	7,324	7,394	12,051

Interest expense	(706)	(402)	(1,114)	(658)
Royalty and other income	87	76	97	167

Income before provision for income taxes	3,938	6,998	6,377	11,560
Provision for income taxes	1,902	2,707	2,874	4,455

Net income	$2,036	$4,291	$3,503	$7,105

Earnings per common share	$0.31	$0.68	0.53	$1.13

Earnings per common share — assuming dilution	$0.30	$0.65	0.52	$1.09

Common shares outstanding	6,593	6,315	6,570	6,289

Common shares outstanding — assuming dilution	6,743	6,585	6,713	6,537

Cash dividends declared per common share	$0.0275	$0.0275	$0.0550	$0.0550

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0-18927
Form 10-Q
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	December 31,	June 30,
	2005	2005
ASSETS

Current assets:
Cash and cash equivalents	$4,606	$3,429
Accounts receivable, net	46,530	31,437
Inventories:
Raw materials and work in process	6,256	6,125
Finished goods	65,667	61,856
Deferred income taxes	6,036	4,229
Other current assets	1,570	2,359

Total current assets	130,665	109,435

Property and equipment, at cost	39,484	37,742
Accumulated depreciation	(25,890)	(23,896)

Net property and equipment	13,594	13,846

Other assets:
Goodwill	16,230	17,101
Other intangibles, less accumulated amortization	6,037	6,403
Supplemental Executive Retirement Plan intangible asset	—	1,702
Other assets	1,917	2,275

Total other assets	24,184	27,481

	$168,443	$150,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,926	$15,908
Accrued expenses	8,725	6,902

Total current liabilities	24,651	22,810

Other liabilities:
Notes payable	28,500	16,055
Deferred income taxes	2,316	2,086
Supplemental Executive Retirement Plan liability	946	2,926
Other noncurrent liabilities	1,056	1,455

Total other liabilities	32,818	22,522

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,656,000 shares and 6,573,166 shares issued and outstanding as of December 31, 2005 and June 30, 2005, respectively	6,656	6,573
Additional paid-in capital	31,111	29,597
Cumulative other comprehensive income	680	77
Shares held by Benefit Restoration Plan Trust	(771)	(981)
Retained earnings	73,298	70,164

Total stockholders’ equity	110,974	105,430

	$168,443	$150,762

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0-18927
Form 10-Q
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$3,503	$7,105
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	2,252	2,115
Amortization	367	254
Amortization of debt origination costs	70	58
Income tax benefit from stock option exercises	(67)	—
Deferred taxes	(1,577)	(206)
Stock compensation expense	505	—
Goodwill impairment	938	—
Other	(295)	(614)
Change in assets and liabilities:
Accounts receivable	(15,093)	(13,461)
Inventories	(3,942)	(388)
Other assets	1,746	(503)
Accounts payable	18	(3,918)
Accrued expenses	1,491	3,933

Net cash used for operating activities	(10,084)	(5,625)

Cash flows used for investing activities:
Purchases of property and equipment	(1,910)	(2,057)
Purchase of Superior Merchandise Company	—	(10,000)

Net cash used for investing activities	(1,910)	(12,057)

Cash flows from financing activities:
Sale of stock to stock purchase program	668	877
Exercise of stock options	357	506
Income tax benefit from stock option exercises	67	—
Payment of dividends	(366)	(334)
Proceeds from borrowings	36,722	69,252
Payments under borrowings	(24,277)	(55,576)

Net cash provided by financing activities	13,171	14,725

Net increase (decrease) in cash and cash equivalents	1,177	(2,957)
Cash and cash equivalents at beginning of period	3,429	6,086

Cash and cash equivalents at end of period	$4,606	$3,129

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$902	$537
Income taxes	1,539	1,995
The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Accounting Principles
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals and the goodwill impairment described in Note 6) considered necessary for a fair presentation have been included. Our first and second quarter sales and net income normally reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Consequently, operating results for the three-month and six-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. The consolidated balance sheet at June 30, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Note 2 — Impact of New Accounting Standards
     On December 16, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” effective for most publicly owned companies for annual periods beginning after June 15, 2005. This Statement requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair value. We adopted this Statement on July 1, 2005 for fiscal 2006. The statement permits adoption of its requirements using one of two methods. The “modified prospective” method requires compensation cost to be recognized for all share-based payments granted after the effective date and for all awards granted prior to the effective date that remain unvested as of the effective date. The other method is the “modified retrospective” method, which includes the requirements of the “modified prospective” method, but also permits companies to restate prior years’ income based on amounts previously recognized in the pro forma disclosures under SFAS No. 123 for all prior periods presented.
     In addition, SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported in the Statement of Cash Flows as a financing cash flow rather than an operating cash flow as previously reported. This results in reduced operating cash flows for any quarter in which stock options are exercised.
     We may, with the approval of our board of directors, grant stock options for a fixed number of shares to employees with an exercise price equal to the market value of the shares at the date of grant. Prior to July 1, 2005 we accounted for stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and recognized no compensation expense for the stock option grants. No stock-based compensation expense was recognized in our consolidated statements of income for periods prior to fiscal 2006.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact of New Accounting Standards (continued)
     The following table presents the pro forma impact on net income if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and six-month periods ended December 31, 2004.

	Three Months Ended	Six Months Ended
	Ended	Ended
	December 31, 2004	December 31, 2004
Net income:
As reported	$4,291	$7,105
Add stock-based compensation expense recognized, net of tax	31	83

Net income — as adjusted	4,322	7,188

Less compensation expense per SFAS No. 123, net of tax	(120)	(238)

Pro forma net income	$4,202	$6,950

Earnings per share:
As reported	$0.68	$1.13
Pro forma	$0.67	$1.11

Earnings per share-assuming dilution:
As reported	$0.65	$1.09
Pro forma	$0.64	$1.06
     Pro forma information regarding net income and earnings per share presented above has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2005: dividend yield of 1.0%; expected volatility of 0.388%; risk-free interest rate of 3.25%; and expected holding period of five years. Using these assumptions for the options granted during the first six months of fiscal 2005, the weighted-average fair value of such options on the date of grant was $4.77 per share.
     The Black-Scholes valuation models are used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and the average life of options. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.
     Effective July 1, 2005 we adopted the fair value recognition provisions of SFAS No. 123R using the “modified prospective” method. Under that transition method, we have recorded compensation expense for (i) all share-based grants awarded prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) all share-based grants awarded subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact of New Accounting Standards (continued)
     As a result of adopting SFAS No. 123R on July 1, 2005, our income before income taxes and net income for the quarter ended December 31, 2005 are $140,000 and $85,000 lower, respectively, ($0.01 per basic and diluted share) than if we had continued to account for share-based compensation under APB No. 25. For the six months ended December 31, 2005 our income before income taxes and net income are $265,000 and $161,000 lower, respectively, ($0.03 per basic and diluted share).
     Prior to our adoption of SFAS No. 123R we presented the tax benefits of deductions related to the exercise of stock options as operating cash flows in our Consolidated Statement of Cash Flows. Under the provisions of SFAS No. 123R we are required to present the cash flows resulting from tax benefits related to tax deductions in excess of compensation cost recognized for those options as financing cash flows. The $67,000 tax benefit classified as a financing cash inflow would have been classified under operating cash flows if we had not adopted SFAS No. 123R.
     Our officers and key management employees are eligible to receive options to purchase shares of our common stock under the Tandy Brands Accessories, Inc. 2002 Omnibus Plan (the “Omnibus Plan”). In addition, many of our officers and key management employees have received options under our prior stock option plans. All options are granted at the market price as of the date of grant and have a contractual life of ten years. Options are generally exercisable annually at a rate of one-third per year beginning one year after the grant date with expense recognized on the straight line basis.
     The following table presents employee stock option activity from June 30, 2005 to December 31, 2005.

		Weighted-Average		Aggregate
			Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term	($000)
Outstanding at June 30, 2005	790,075	$12.20
Granted	72,426	$10.57
Exercised	(43,668)	$6.96		$168
Canceled or expired	(201,759)	$13.70

Outstanding at December 31, 2005	617,074	$11.89

Vested or expected to vest	583,830	$11.89	6.4 Years	$757

Exercisable at December 31, 2005	440,605	$11.85	5.8 Years	$678

     No employee options were granted or vested during the quarter ended December 31, 2005. The weighted-average grant-date fair value of employee options granted during the six months ended December 31, 2005 was $3.88 per share. The total fair value of employee options vested during the six-month period was $691,000. During the quarter ended December 31, 2005, 1,168 employee options were exercised with an intrinsic value of $7,600. Cash in the amount of $7,000 was received from the exercise of the options with an exercise price of $5.63 per share. During the six months ended December 31, 2005, 43,668 employee options were exercised with an intrinsic value of $168,000. Cash in the amount of $304,000 was received from the exercise of the options with exercise prices ranging from $5.63 to $8.13 per share.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact of New Accounting Standards (continued)
     The following table segregates outstanding employee options which are expected to vest and that are exercisable into groups based on price ranges of less than or greater than $10 per share as of December 31, 2005.

	$ 5.63-$8.13	$ 10.57-$17.56
Vested or expected to vest:
Number of shares	124,559	459,271
Weighted-average exercise price	$6.76	$13.28
Weighted-average remaining contractual life	4.9 years	6.8 years
Intrinsic value	$652,000	$105,000

Exercisable:
Number of shares	124,559	316,046
Weighted-average exercise price	$6.76	$13.86
Weighted-average remaining contractual life	4.9 years	6.1 years
Intrinsic value	$652,000	$26,000
     The following table presents employee nonvested stock option activity from June 30, 2005 to December 31, 2005.

		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Nonvested at June 30, 2005	288,648	$ 4.74
Granted	72,426	$ 3.88
Vested	(145,156)	$ 4.76
Canceled	(39,449)	$ 4.65

Nonvested at December 31, 2005	176,469	$ 4.38

     On July 1, 2005 our executive officers were awarded stock options to purchase a total of 34,915 shares of our common stock and other key employees were awarded stock options to purchase a total of 37,511 shares. The stock options awarded to executive officers and other key employees vest in one-third increments on each anniversary of the date of grant.
     Compensation expense of $115,000 and $230,000 related to these options and options awarded during prior fiscal years but not fully vested as of July 1, 2005 was recorded during the quarter and six months ended December 31, 2005, respectively. Tax benefits of $45,000 and $90,000 were also recorded for the quarter and six months, respectively. Compensation expense of $586,000 remains to be recognized over the weighted-average period of 1.7 years. The fair value of options granted during fiscal 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 1.0%; expected volatility of 0.39%; risk-free interest rate of 4.00%; and, expected holding period of five years. Expected volatility was calculated using historical volatility over the past five years. Estimated forfeiture rates of 16% and 22% were used for officers and employees, respectively, based on historical experience. No compensation cost was capitalized as part of an asset. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends and the number of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact of New Accounting Standards (continued)
     On July 1, 2005 our executive officers were awarded a total of 21,088 shares of restricted stock which will become fully vested on July 1, 2008. Other key employees were awarded a total of 22,659 shares of restricted stock on July 1, 2005 which will also become fully vested on July 1, 2008. These shares of stock, while not transferable, bear rights of ownership, including voting and dividend rights, during the three-year vesting period. There are no performance requirements related to vesting, only continued employment through the vesting date. Compensation expense of $63,000 and $150,000 related to these restricted shares and the restricted shares awarded on July 1 of 2003 and 2004 was recorded during the quarter and six-month periods ended December 31, 2005, respectively. Tax benefits of $24,000 and $56,000 were also recorded for the quarter and six months, respectively. As of December 31, 2005 the total compensation cost related to restricted stock not yet expensed was $534,000, which is expected to be recognized over a weighted average period of 2.2 years. All restricted stock awarded to employees “cliff” vest on the three-year anniversary of the award. No shares vested during the six-month period ended December 31, 2005.
     The following table presents nonvested employee restricted stock activity from June 30, 2005 to December 31, 2005.

		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Nonvested shares at June 30, 2005	34,400	$12.66
Grants as of July1, 2005:
To officers	21,088	$10.57
To others	22,659	$10.57

Nonvested shares at December 31, 2005	78,147	$11.49

     Our non-employee directors are also eligible for awards under the Omnibus Plan. The Omnibus Plan provides that, when a non-employee director is first elected or appointed to the Board, the director will be granted a non-qualified stock option to purchase 3,500 shares of our common stock or, if the Board so elects, an alternative form of award, other than an incentive stock option, with a substantially equivalent value. The Omnibus Plan also provides that concurrently with each regular annual election of the Board of Directors, each continuing non-employee director, other than our Chairman, will receive a non-qualified stock option to purchase 2,500 shares of our common stock and our Chairman will receive a non-qualified stock option to purchase 4,425 shares of our common stock. If the Board so elects, non-employee directors and our Chairman may receive an alternative form of award, other than an incentive stock option, with a substantially equivalent value.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact of New Accounting Standards (continued)
     The following table presents non-employee directors stock option activity from June 30, 2005 to December 31, 2005.

		Weighted-Average		Aggregate
			Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term	($000)
Outstanding at June 30, 2005	129,387	$10.24
Granted	14,000	$11.70
Exercised	(6,578)	$8.13		$23
Canceled or expired	(750)	$17.75

Outstanding at December 31, 2005	136,059	$10.45

Vested or expected to vest	136,059	$10.45	6.0 Years	$341

Exercisable at December 31, 2005	122,059	$10.31	5.5 Years	$337

     The non-employee members of our board of directors were awarded options to purchase a total of 14,000 shares of our common stock at an exercise price of $11.70 per share on October 18, 2005. Using the Black-Scholes option-pricing model and the same assumptions used to determine the fair value of options granted to executive officers and employees, the weighted-average grant-date fair value of options granted to non-employee directors during the six months ended December 31, 2005 was $4.30 per share. Compensation expense of $35,000 related to these options was recorded during the six months ended December 31, 2005 together with a tax benefit of $14,000. Compensation expense of $31,000 remains to be recognized over the remainder of the current fiscal year. These stock options will become fully vested six months after the date of grant. Due to the six-month vesting period, all director options are expected to vest. The total fair value of non-employee director options vested during the six-month period was $18,000.
     The following table segregates outstanding non-employee director stock options which are expected to vest and that are exercisable into groups based on price ranges of less than or greater than $10 per share as of December 31, 2005.

	$ 6.09-$9.23	$ 10.00-$15.75
Vested or expected to vest:
Number of shares	68,999	67,060
Weighted-average exercise price	$7.12	$13.88
Weighted-average remaining contractual life	5.2 years	6.5 years
Intrinsic value	$340,000	$1,000

Exercisable:
Number of shares	68,999	53,060
Weighted-average exercise price	$7.12	$14.45
Weighted-average remaining contractual life	5.2 years	5.6 years
Intrinsic value	$336,000	$1,000

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact of New Accounting Standards (continued)
     The following table presents non-employee directors nonvested stock option activity from June 30, 2005 to December 31, 2005.

		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Nonvested at June 30, 2005	3,500	$5.21
Granted	14,000	$4.30
Vested	(3,500)	$5.21

Nonvested at December 31, 2005	14,000	$4.30

     Our non-employee directors are also eligible to receive restricted stock. On October 18, 2005 a total of 7,700 shares of restricted stock were awarded to the non-employee directors. As of December 31, 2005 a total of 20,790 shares of restricted stock had been awarded to our non-employee directors at a weighted-average price of $13.56 per share. One-third of restricted shares vest on the anniversary date of each grant. However, upon the death, disability, resignation, or termination of a director, that director’s shares become fully vested. As a result such grants are expensed when awarded as there is no requisite service period. Compensation expense of $90,000 was recorded during the quarter ended December 31, 2005 together with a tax benefit of $34,000. These shares of stock, while not transferable, bear rights of ownership, including voting and dividend rights, during the vesting period.
     The following table presents non-employee directors restricted stock activity from June 30, 2005 to December 31, 2005.

		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Nonvested shares at June 30, 2005	11,420	$14.51
Grants as of October 18, 2005	7,700	$11.70
Vested	(3,548)	$14.58

Nonvested shares at December 31, 2005	15,572	$13.10

     Under the Omnibus Plan 422,499 shares of common stock were available for option grants and restricted stock awards at December 31, 2005. We issue new shares to satisfy stock option exercises and restricted stock awards.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3 — Comprehensive Income
     The following table presents the components of comprehensive income, net of related tax, for the three-month and six-month periods ended December 31, 2005 and 2004 (in thousands).

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$2,036	$4,291	$3,503	$7,105
Foreign currency translation adjustments	9	309	334	592
Decrease in minimum pension liability	—	—	269	—

Comprehensive income	$2,045	$4,600	$4,106	$7,697

Note 4 — Earnings per Share
     The following table presents the computation of basic and diluted earnings per share (in thousands, except per share amounts).

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,
	2005	2004	2005	2004
Numerator for basic and diluted earnings per share:
Net income	$2,036	$4,291	$3,503	$7,105

Denominator:
Weighted average shares outstanding	6,570	6,292	6,548	6,266
Contingently issuable shares	23	23	22	23

Denominator for basic earnings per share — weighted average shares	6,593	6,315	6,570	6,289

Effect of dilutive securities:
Employee stock options and other	132	241	126	220
Director stock options	18	29	17	28

Dilutive potential common shares	150	270	143	248
Denominator for diluted earnings per share — adjusted weighted average shares	6,743	6,585	6,713	6,537

Earnings per common share	$0.31	$0.68	$0.53	$1.13

Earnings per common share — assuming dilution	$0.30	$0.65	$0.52	$1.09

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 — Disclosures about Segments of an Enterprise and Related Information
     We sell our products to a variety of retail outlets, including mass merchants, national chain stores, major department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military. We and our corresponding customer relationships are organized along men’s and women’s product lines. As a result we have two reportable segments: (1) men’s accessories, consisting of belts, wallets, suspenders, neckwear, other small leather goods, and gift accessories; and (2) women’s accessories, consisting of belts, wallets, handbags, socks, scarves, hats and hair accessories. General corporate expenses are allocated to each segment based on the respective segment’s asset base. Depreciation and amortization expense related to assets recorded in our corporate accounting records are allocated to each segment as described above. Management measures profit or loss of each segment based upon income or loss before taxes utilizing the accounting policies consistent in all material respects with those described in Note 1 of our 2005 Annual Report. No inter-segment revenue is recorded.
     The following table presents information regarding operations and assets by reportable segment (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales to external customers:
Men’s accessories	$46,358	$44,895	$80,996	$80,361
Women’s accessories	27,508	29,095	53,818	54,102

	$73,866	$73,990	$134,814	$134,463

Operating income (loss) (1):
Men’s accessories	$5,796	$6,042	$8,209	$10,117
Women’s accessories	(1,239)	1,282	(815)	1,934

	4,557	7,324	7,394	12,051
Interest expense	(706)	(402)	(1,114)	(658)
Other income (2)	87	76	97	167

Income before provision for income taxes	$3,938	$6,998	$6,377	$11,560

Depreciation and amortization expense:
Men’s accessories	$786	$736	$1,604	$1,381
Women’s accessories	451	486	925	939

	$1,237	$1,222	$2,529	$2,320

Capital expenditures:
Men’s accessories	$101	$100	$249	$253
Women’s accessories	59	25	184	308
Corporate	906	826	1,477	1,496

	$1,066	$951	$1,910	$2,057

(1)	Operating income (loss) consists of net sales less cost of goods sold and specifically identifiable and allocated selling, general and administrative expenses.

(2)	Other income includes royalty income on corporate trade names and other income not specifically identifiable with a segment.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6 — Goodwill and Effective Income Tax Rate
     Effective July 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement changed the accounting for goodwill and intangible assets with an indefinite life from an amortization approach to an impairment-only approach. The SFAS No. 142 goodwill impairment model is a two-step process. The first step is to compare the fair value of a reporting unit that has goodwill to its carrying value. We estimate the fair value of a reporting unit using a discounted cash flow analysis. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. The second step is to allocate the fair value of the reporting unit to the reporting unit’s net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment.
     We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment we estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses, and other factors.
     We recorded a $938,000 goodwill impairment charge to operating expenses of our women’s segment in the second quarter of fiscal 2006 as a result of assessing the fair value of the segment which was determined to be less than its carrying value. The assessment was triggered by changing business conditions for women’s mass merchant sales. Because the charge is not deductible for income tax purposes, our effective income tax rates for the quarter and six months ended December 31, 2005 increased by 9.3 and 5.8 percentage points, respectively.
Note 7 — Employee Benefit Plans
     On September 2, 2005 the Supplemental Executive Retirement Plan (the “SERP”) was terminated. As of the effective date of the termination only one officer was an actively employed participant in the SERP. On August 19, 2005 the Board entered into an agreement with that officer to waive his right to benefits which he had accrued under the SERP. In exchange for (i) the balance (approximately $765,000) remaining in the rabbi trust established by us for the purpose of setting aside amounts to assist in satisfying our obligation under the SERP (the “trust”) as of the effective date of the termination of the SERP, plus (ii) beginning with the 2006 fiscal year, and continuing until June 30, 2008, an additional $330,593 which will be accrued if the officer remains employed by us on the last day of each such fiscal year. The funds remaining in the trust, as well as additional contributions to the trust, will continue to be invested under the terms of the trust. Any amounts that are not contributed to the trust, but are accrued, will accrue interest at a rate equal per annum to our cost of borrowing at the time. The officer may elect payment of benefits either as a lump sum payment after his retirement or a designated number of annual payments after that date. During the quarter and six months ended December 31, 2005 we recorded expense of $83,000 and $166,000, respectively, related to this agreement.
     During the three-month and six-month periods ended December 31, 2005 we recorded expenses of $28,000 and $81,000, respectively, related to our Benefit Restoration Plan for certain of our key executive officers. Expense adjustments are recorded each quarter based on the differential between the cost of our stock owned by the Benefit Restoration Plan and the market value of that stock on the last day of the quarter.

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
     During the quarter ended September 30, 2005 we were in violation of the funded indebtedness to EBITDA ratio and EBITDA to fixed charge ratio covenants of our credit facility. Shipping delays throughout the supply chain related to hurricane Katrina as well as an increase in sales of lower margin direct sales goods and nonrecurring legal and restructuring expenses incurred during the past twelve months resulted in an EBITDA shortfall thereby causing us to breach such covenants in our credit facility. We believe that had the shipping delay not occurred in the first quarter, we would have been in compliance with the covenants under our credit facility. Our lending financial institutions agreed to an amendment to the credit facility to adjust our financial covenant requirements for both the first and second quarters of fiscal 2006. This fourth amendment to our credit facility among other things (i) establishes applicable commitment fee percentages and applicable margins for LIBOR based borrowings at higher ratios of funded indebtedness to EBITDA, and (ii) increases thresholds for the indebtedness to EBITDA ratio and EBITDA to fixed charge ratio covenants that we must not surpass for the first and second quarters of fiscal 2006. This amendment was entered into on October 20, 2005 and was effective as of September 30, 2005. Based on internal projections related to increased sales due to new programs and elimination of the nonrecurring legal and restructuring expenses experienced during the last twelve months, we anticipate compliance with all covenants related to the credit facility for the next twelve months. For the quarter ended December 31, 2005 we were in compliance with all debt covenants.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     Tandy Brands Accessories, Inc. is a leading designer, manufacturer and marketer of branded men’s, women’s and children’s accessories, including belts and small leather goods, such as wallets. Our product line also includes handbags, socks, scarves, gloves, hats, hair accessories, suspenders, cold weather accessories, sporting goods, neckwear, and gift accessories. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names including DOCKERS®, LEVI’S®, LEVI STRAUSS SIGNATURE™, JONES NEW YORK®, TOTES®, ROLFS®, HAGGAR®, WOOLRICH®, JORDACHE®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, AMITY®, COLETTA®, STAGG®, ACCESSORY DESIGN GROUP®, TIGER® and ETON®, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.
     The second quarter of fiscal 2006 reflects lower earnings than last year due to several factors:
•	Slower than normal replenishment sales of men’s accessories among several of our mass merchant customers;

•	Unexpected air freight charges of approximately $900,000 in our men’s segment due to manufacturing delays associated with private label packaging, weather-related delays caused by hurricanes Katrina and Rita, and longer factory inspection times in our ETON gift business;

•	A noncash goodwill impairment charge of $938,000, or $0.14 per diluted share, associated with our women’s mass merchant business; and

•	Lower margin sales to reduce excess inventory in our women’s segment.
     We are working aggressively to improve the profitability levels of our women’s segment. Contributions from each specific product line are being closely evaluated and we are working to improve the overall performance in each product area. During the second half of fiscal 2006 we plan to discontinue certain product areas that are no longer operating at acceptable margin levels. While this may impact our second-half earnings, we believe our commitment to these initiatives will better enable us to improve profitability and cash flow, as well as pursue future growth opportunities.
     On October 20, 2005 we announced a dividend of $.0275 per share payable to stockholders of record as of December 30, 2005. This, our tenth consecutive quarterly dividend, was paid on January 20, 2006.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Three and Six Months Ended December 31, 2005 Compared to the Three and Six Months Ended December 31, 2004
Net Sales and Gross Margins
     The following table presents sales and gross margin data for our reportable segments for the three and six months ended December 31, 2005 compared to the same periods in 2004 (in thousands of dollars).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales:
Men’s accessories	$46,358	$44,895	$80,996	$80,361
Women’s accessories	27,508	29,095	53,818	54,102

Total net sales	$73,866	$73,990	$134,814	$134,463

Gross margin:
Men’s accessories	$17,927	$18,359	$31,036	$32,817
Women’s accessories	7,028	9,673	14,199	17,274

Total gross margin	$24,955	$28,032	$45,235	$50,091

Gross margin as a percentage of sales:
Men’s accessories	38.7%	40.9%	38.3%	40.8%
Women’s accessories	25.5%	33.2%	26.4%	31.9%
Total	33.8%	37.9%	33.6%	37.3%
     For the three-month period ended December 31, 2005 net sales decreased by $124,000, or 0.2%, compared to net sales for the same period in the prior year. Net sales of men’s accessories increased by $1,463,000, or 3.3%, for the quarter compared to the same period last year. Sales of our men’s gift accessories increased $1,903,000, or 18.7%, for the quarter while sales of our core men’s accessories decreased $440,000, or 1.3%, compared to the same quarter in the prior year due to slower than normal replenishment sales to several mass merchant customers. Net sales of women’s accessories decreased by $1,587,000, or 5.5%, for the quarter ended December 31, 2005 compared to the prior year. Sales of our women’s mass merchant accessories were $2,075,000 below the second quarter of the prior year due to fewer sales of cold weather accessories and weakened trends in fashion accessories. Sales of our women’s department store accessories were $488,000, or 4.4% above the same quarter in the prior year due to the launching of several new programs in fashion wallets and belts, as well as the introduction of gift accessories for several key customers.
     For the six-month period ended December 31, 2005 net sales of men’s accessories increased by $635,000, or 0.8%, compared to the same period in the prior year due to the increased sales of gift accessories and the expansion of our neckwear business. For the six months ended December 31, 2005 sales of our women’s accessories were $284,000, or 0.5% below the prior year due to continuing competitive market pressures and weakened trends in fashion accessories.
     As a percentage of sales, gross margins decreased for the three-month period ended December 31, 2005 compared to the same period in the prior year. The gross margin decreases were due to approximately $900,000 in air freight charges related to manufacturing delays associated with our private label packaging, weather-related delays, and longer factory inspection times in our gift business. In addition, our women’s mass merchant division sold merchandise at lower than normal margin levels in order to reduce excess inventory. We also experienced an increased percentage of direct sales compared to the second quarter of the prior year. Direct shipments have lower than average gross margins because these goods are shipped directly from the supplier to our customer and are not handled in our distribution centers, thereby reducing the general and administrative costs related to the sales.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Net Sales and Gross Margins (continued)
     Any material changes in sales mix, such as higher mass merchant accessory sales or direct shipments, could lower our gross margin percentages during a particular season.
Operating Expenses
     The following table presents selling, general, and administrative (“SG&A”) expense data for our reportable segments for the three and six months ended December 31, 2005 compared to the same period in the prior year (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Selling, general & administrative expense:
Men’s accessories	$11,347	$11,643	$21,195	$21,036
Women’s accessories	6,876	7,843	13,179	14,684

	$18,223	$19,486	$34,374	$35,720

Depreciation and amortization expense:
Men’s accessories	$786	$736	$1,604	$1,381
Women’s accessories	451	486	925	939

	$1,237	$1,222	$2,529	$2,320

Interest expense	$706	$402	$1,114	$658

     Selling, general and administrative expenses for the three months ended December 31, 2005 decreased $1,263,000, or 6.5%, compared to the same quarter last year. For the six-month period ended December 31, 2005 SG&A expenses decreased $1,346,000, or 3.8%, compared to the same period in the prior year. The decreased costs relate to reduced expenses in our women’s segment due to consolidation of our women’s mass merchant and department store businesses, as well as reduced legal, product development and sample expenses this quarter compared to the same period in the prior year. SG&A expenses also decreased for our men’s segment due to reduced payroll, contract labor, commission and rent expense related to the phasing out of the New Orleans office during the last two quarters of fiscal 2005.
     Depreciation and amortization expense increased for the three and six months ended December 31, 2005 compared to the same periods the previous year due to the addition of a module for our enterprise software, computer hardware purchases, and additions to the distribution software system in our Yoakum, Texas facility.
     Interest expense for the three and six months ended December 31, 2005 increased $304,000 and $456,000, respectively, compared to the same periods in the previous year due to higher debt levels related to increased inventory purchases for the holiday season this year as well as higher interest rates.
     A $938,000 goodwill impairment charge to the operating expenses of our women’s segment was recorded in the second quarter as a result of assessing the fair value of the segment which was determined to be less than its carrying value. The assessment was triggered by changing business conditions for women’s mass merchant sales. The impaired goodwill arose from the stock purchase of Accessory Design Group in April 1992.
     The effective income tax rates for the three and six months ended December 31, 2005 were 48.3% and 45.1%, respectively. Impairment related to goodwill acquired in a stock transaction is not deductible for income tax purposes and, therefore, the $938,000 charge increased our effective tax rates. Without the goodwill impairment charge, the effective tax rates for this quarter and six months ended December 31, 2005 would have been 39% and 39.3%, respectively, which are only slightly higher than the effective tax rates for the same periods in the previous year due to increased effective state and local tax rates this year.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Operating Expenses (continued)
     Net income for the three months ended December 31, 2005 was $2,036,000, or $0.30 per diluted share, compared to net income of $4,291,000, or $0.65 per diluted share, for the same quarter last year. For the six months ended December 31, 2005 net income was $3,503,000, or $0.52 per diluted share, compared to net income of $7,105,000, or $1.09 per diluted share, for the same period in the prior year. Approximately $140,000 and $265,000 in stock compensation expense was recorded for the quarter and six-month periods ended December 31, 2005, respectively, due to our adoption of SFAS No. 123R on July 1, 2005.
LIQUIDITY AND CAPITAL RESOURCES
     For the six months ended December 31, 2005 our operating activities used cash of $10,084,000 compared to $5,625,000 in the same period the previous year. This change is due to increased inventory procurement and the timing of accounts receivable collections. Also included in operating activities is a $67,000 use of cash related to the income tax benefits from the exercise of stock options as required by SFAS No. 123R. Our investing activities used cash of $1,910,000 for the six months ended December 31, 2005 compared to $12,057,000 in the same period the previous year which includes our acquisition of Superior Merchandise Company for $10,000,000 on July 1, 2004. The purchase was funded entirely with cash, drawing on our existing credit line.
     Capital expenditures totaled $1,910,000 for the six months ended December 31, 2005, a decrease of $147,000 from the same period the previous year. Capital expenditures in the first six months of this year relate to the implementation of an additional software module for our enterprise software, computer hardware purchases, and additions to the distribution software system in our Yoakum, Texas facility. The first six months of last year included capital expenditures related to additional leasehold improvements in our corporate offices, as well as the implementation of our distribution software application at our facility in Yoakum, Texas, and the acquisition of computer hardware related to that project which was completed during the third quarter of fiscal 2005. We anticipate that our total capital expenditures for the fiscal year ending June 30, 2006 will be approximately $3,000,000. We expect to fund the remainder of our capital commitments with our working capital and by drawing on our existing credit facility.
     Generally our primary sources of liquidity are cash flows from operating activities and our credit facility. We have a maximum commitment of $85,000,000 unsecured revolving credit which can be used for seasonal borrowings and letters of credit. In addition this facility contains an accordion feature to increase the facility by up to an additional $25,000,000 which permits adding an additional financial institution at a later date under the same terms. Although our credit facility is unsecured, it is guaranteed by all of our subsidiaries, except our Canadian subsidiary. The credit facility requires us to maintain certain financial covenants which in turn dictate the amount of the facility that can actually be used. If we do not comply with these covenants, our liquidity position could be adversely impacted.
     During the quarter ended September 30, 2005 we were in violation of the funded indebtedness to EBITDA ratio and EBITDA to fixed charge ratio covenants of our credit facility. Shipping delays throughout the supply chain related to hurricane Katrina as well as an increase in sales of lower margin direct sales goods and nonrecurring legal and restructuring expenses incurred during the past twelve months resulted in an EBITDA shortfall thereby causing us to breach such covenants in our credit facility. We believe that had the shipping delay not occurred in the first quarter, we would have been in compliance with the covenants under our credit facility. Our lending financial institutions agreed to an amendment to the credit facility to adjust our financial covenant requirements for both the first and second quarters of fiscal 2006. This fourth amendment to our credit facility among other things (i) establishes applicable commitment fee percentages and applicable margins for LIBOR based borrowings at higher ratios of funded indebtedness to EBITDA, and (ii) increases thresholds for the indebtedness to EBITDA ratio and EBITDA to fixed charge ratio covenants that we must not surpass for the first and second quarters of fiscal 2006. This amendment was

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES (continued)
entered into on October 20, 2005 and was effective as of September 30, 2005. Based on internal projections related to increased sales due to new programs and elimination of the nonrecurring legal and restructuring expenses experienced during the last twelve months, we anticipate compliance with all covenants related to the credit facility for the next twelve months. For the quarter ended December 31, 2005 we were in compliance with all debt covenants.
     Borrowings under our credit facility were $28,500,000 and $24,482,000 as of December 31, 2005 and 2004, respectively. We also have a Canadian line of credit of approximately $857,900 secured by a letter of credit from a United States bank.
     At December 31, 2005 we had credit availability under our credit facility and our Canadian line of credit as follows:

Total credit facility	$85,857,900
Less:
Debt outstanding	28,500,000
Outstanding letters of credit	3,814,375
Canadian standby letter of credit	857,900

Credit available	$52,685,625

     During fiscal 2006 we declared dividends as set forth in the following table:

			Dividend
Declaration Date	Record Date	Payable Date	per share
August 16, 2005	September 30, 2005	October 20, 2005	$0.0275
October 18, 2005	December 30, 2005	January 20, 2006	$0.0275
January 12, 2006	March 31, 2006	April 20, 2006	$0.0275
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
SEASONALITY
     Historically our quarterly sales and net income results reflect a seasonal increase during the first and second quarter of our fiscal year.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
INFLATION
     Although our operations are affected by general economic trends, we do not believe inflation has had a material effect on our operating results.
WEBSITE ACCESS TO COMPANY REPORTS
     Our website address is www.tandybrands.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed by our officers, directors and stockholders holding 10% or more of our common stock, and all amendments to those reports are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to interest rate risk on our long-term debt. The effect of a one-percent increase or decrease in the interest rate on our long-term debt could lower or increase our annual pretax operating results by approximately $285,000. We manage our exposure to changes in interest rates. Our current credit facility does not require us to enter into an interest rate swap agreement against the borrowings under the credit facility. Consequently we currently have no interest rate swap agreement in effect. We do not expect the potential impact of market conditions on the fair value of our indebtedness to be material.
     At December 31, 2005 our borrowings under our credit facility totaled $28,500,000 bearing a weighted-average interest rate of 5.40%
     In addition to interest rate risk on our long-term debt, we are also exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products. We routinely purchase leather hides during the year for use in the manufacture of men’s belts. We also purchase a substantial amount of leather items from third-party suppliers. An unanticipated material increase in the market price of leather could increase the cost of these products to us and, therefore, have a negative effect on our results of operations.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
ITEM 4. Controls and Procedures
     We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in timely alerting them to material information (including information relating to our consolidated subsidiaries) required to be included in our Securities Exchange Act of 1934 filings. There has been no change in our internal control over financial reporting during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information regarding repurchases of shares of common stock made by us during the quarter ended December 31, 2005. All such shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as Part	of Shares that may
	of Shares	Price Paid	of Publicly Announced	yet be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
October 1, 2005 to October 31, 2005	2,965	$11.77	N/A	N/A

November 1, 2005 to November 30, 2005	496	$12.21	N/A	N/A

December 1, 2005 to December 31, 2005	505	$11.97	N/A	N/A

Total	3,966	$11.85	N/A	N/A
ITEM 4. Submission of Matters to a Vote of Security Holders
     We held our 2005 Annual Meeting of Stockholders on October 18, 2005. The stockholders voted on the re-election of J.S.B. Jenkins and George C. Lake to our board of directors to serve as Class III directors for a three year term expiring at the 2008 annual meeting of stockholders, or until their successors are elected and qualified. The stockholders re-elected Mr. Jenkins and Mr. Lake to our board of directors. The following table indicates the number of votes cast for the directors, the number of votes withheld, and the number of broker non-votes with respect to the election of Mr. Jenkins and Mr. Lake.

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
ITEM 6. Exhibits
     A list of exhibits filed as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by reference.

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

Date: February 10, 2006

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)
	Exhibit Number and Description		Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy
		Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Restated Bylaws of Tandy Brands
		Accessories, Inc.	10-Q	2/11/05	0-18927	3.2

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Certificate of Designations, Powers,
		Preferences, and Rights of Series A Junior
		Participating Cumulative Preferred Stock
		of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.1

	4.2	Form of Common Stock Certificate of
		Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.3	Form of Preferred Share Purchase
		Rights Certificate of Tandy Brands
		Accessories, Inc.	S-1	12/17/90	33-37588	4.3

	4.4	Form of Rights Certificate of Tandy
		Brands Accessories, Inc.	8-K	11/02/99	0-18927	4

	4.5	Amended and Restated Rights Agreement,
		dated October 19, 1999, between Tandy
		Brands Accessories, Inc. and Bank Boston,
		N.A.	8-K	11/02/99	0-18927	4

	4.6	Amendment to Rights Agreement, dated
		October 19, 1999, between Tandy Brands
		Accessories, Inc. and Fleet National Bank
		(f.k.a. Bank Boston, N.A.)	10-Q	5/10/02	0-18927	4.7

(10)	Material Contracts

	10.1	Tandy Brands Accessories, Inc. 1991
		Stock Option Plan*	S-1	11/02/90	33-37588	10.8

	10.2	Form of Stock Option Agreement - 1991
		Stock Option Plan*	S-1	11/02/90	33-37588	10.9

	10.3	Tandy Brands Accessories, Inc.
		Benefit Restoration Plan and related Trust
		Agreement and Amendments Nos. 1 and 2
		thereto*	10-K	9/25/97	0-18927	10.14

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

10.4	Amendment No. 3 to the Tandy Brands
	Accessories, Inc. Benefit Restoration
	Plan, effective as of July 1, 2003*	10-K	9/23/03	0-18927	10.32

10.5	Succession Agreement, dated July 1,
	2001, between Tandy Brands Accessories,
	Inc. and Chase Texas, N.A. (the Former
	Trustee) and Comerica Bank – Texas (the
	Trustee), relating to the Tandy Brands
	Accessories, Inc. Benefit Restoration
	Plan*	10-K	9/23/03	0-18927	10.34

10.6	Form of Indemnification
	Agreement between Tandy Brands
	Accessories, Inc. and each of its Directors	S-1	12/17/90	33-37588	10.16

10.7	Form of Indemnification Agreement
	between Tandy Brands Accessories, Inc. and
	each of its Officers	S-1	12/17/90	33-37588	10.17

10.8	Tandy Brands Accessories, Inc.
	Non-Qualified Formula Stock Option Plan
	for Non-Employee Directors*	S-8	2/10/94	33-75114	28.1

10.9	Amendment No. 4 to the Tandy Brands
	Accessories, Inc. Nonqualified Formula
	Stock Option Plan For Non-Employee
	Directors*	10-Q	5/10/02	0-18927	10.39

10.10	Tandy Brands Accessories, Inc.
	1993 Employee Stock Option Plan and form
	of Stock Option Agreement
	thereunder*	S-8	2/10/94	33-75114	28.2

10.11	Tandy Brands Accessories, Inc.
	Non-Qualified Stock Option Plan for
	Non-Employee Directors*	S-8	2/10/94	33-75114	28.3

10.12	Tandy Brands Accessories, Inc. 1995
	Stock Deferral Plan for Non-Employee
	Directors*	S-8	6/03/96	33-08579	99.1

10.13	Tandy Brands Accessories, Inc. 1997
	Employee Stock Option Plan*	S-8	12/12/97	333-42211	99.1

10.14	Amendment No. 2 to the Tandy Brands
	Accessories, Inc. 1997 Employee Stock
	Option Plan*	10-Q	5/10/02	0-18927	10.38

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

10.15	Tandy Brands Accessories, Inc.
	Employees Investment Plan, as Amended and
	Restated effective July 1, 2000*	10-K	9/26/00	0-18927	10.39

10.16	Mid-Market Trust Agreement, dated
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
	27, 2001, among Tandy Brands Accessories,
	Inc. as the Borrower, Wells Fargo HSBC
	Trade Bank, N.A. as Administrative Agent
	and as Lender, certain Financial
	Institutions as Lenders and Wells Fargo
	Bank, N.A. as Arranger	10-K	9/25/01	0-18927	10.34

10.21	ISDA Master Agreement, dated as of
	June 27, 2001, between Tandy Brands
	Accessories, Inc. and Wells Fargo Bank,
	N.A.	10-K	9/25/01	0-18927	10.35

10.22	Limited Consent and Waiver, dated
	November 5, 2001, between Tandy Brands
	Accessories, Inc. and Wells Fargo HSBC
	Trade Bank, N.A. as Administrative Agent
	under the Agreement	10-Q	11/13/01	0-18927	10.37

10.23	First Amendment to Credit Agreement,
	dated June 28, 2002, between Tandy Brands
	Accessories, Inc. and Wells Fargo HSBC
	Trade Bank, N.A.	10-K	9/27/02	0-18927	10.23

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

10.24	Second Amendment to Credit
	Agreement, dated June 26, 2003, between
	Tandy Brands Accessories, Inc. and Wells
	Fargo HSBC Trade Bank, N.A.	10-K	9/23/03	0-18927	10.29

10.25	Third Amendment to Credit Agreement,
	dated August 26, 2004, among Tandy Brands
	Accessories, Inc., Wells Fargo Bank, N.A.,
	Comerica Bank, JPMorgan Chase Bank and
	Bank of America, N.A.	10-K	9/23/04	0-18927	10.38

10.26	Tandy Brands Accessories, Inc. Stock
	Purchase Program (as amended and restated
	effective October 18, 1991)*	S-8	3/27/92	33-46814	28.1

10.27	Nonqualified Stock Option Agreement
	for Non-Employee Directors, dated October
	16, 2001, by and between Tandy Brands
	Accessories, Inc. and Dr. James F. Gaertner*	S-8	5/15/02	33-88276	10.2

10.28	Nonqualified Stock Option Agreement
	for Non-Employee Directors, dated October
	16, 2001, by and between Tandy Brands
	Accessories, Inc. and Marvin J. Girouard*	S-8	5/15/02	33-88276	10.3

10.29	Nonqualified Stock Option Agreement
	for Non-Employee Directors, dated October
	16, 2001, by and between Tandy Brands
	Accessories, Inc. and Gene Stallings*	S-8	5/15/02	33-88276	10.4

10.30	Nonqualified Stock Option Agreement
	for Non-Employee Directors, dated October
	16, 2001, by and between Tandy Brands
	Accessories, Inc. and Roger R.
	Hemminghaus*	S-8	5/15/02	33-88276	10.5

10.31	Nonqualified Stock Option Agreement
	for Non-Employee Directors, dated October
	16, 2001, by and between Tandy Brands
	Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	33-88276	10.6

10.32	Tandy Brands Accessories, Inc. 2002
	Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

10.33	Form of Non-Employee Director
	Nonqualified Stock Option Agreement
	pursuant to the Tandy Brands
	Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.39

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

10.34	Form of Employee Nonqualified Stock
	Option Agreement pursuant to the Tandy
	Brands Accessories, Inc. 2002 Omnibus
	Plan*	10-K	9/23/04	0-18927	10.40

10.35	Form of Non-Employee Director
	Restricted Stock Award Agreement pursuant
	to the Tandy Brands Accessories, Inc. 2002
	Omnibus Plan*	10-K	9/23/04	0-18927	10.41

10.36	Form of Employee Restricted Stock
	Award Agreement pursuant to the Tandy
	Brands Accessories, Inc. 2002 Omnibus
	Plan*	10-K	9/23/04	0-18927	10.42

10.37	Tandy Brands Accessories, Inc.
	Supplemental Executive Retirement
	Plan*	10-Q	2/12/03	0-18927	10.25

10.38	Amendment No. 1 to the Tandy Brands
	Accessories, Inc. Supplemental Executive
	Retirement Plan, effective January 1,
	2003*	10-K	9/23/03	0-18927	10.30

10.39	Form of Severance Agreement between
	Tandy Brands Accessories, Inc. for
	Executive and Senior Officers*	10-K	9/23/03	0-18927	10.33

10.40	Office Lease Agreement, dated
	January 31, 2004, between Koll Bren Fund
	VI, LP and Tandy Brands Accessories, Inc.
	relating to the corporate office	10-Q	2/12/04	0-18927	10.36

10.41	Executive Officer Compensation
	Summary – Fiscal 2006 and Non-Employee
	Director Compensation Summary – Fiscal
	2006*	8-K	6/22/05	0-18927	10.43

10.42	Tandy Brands Accessories, Inc.
	Summary of Incentive Bonus Plan for
	Executive Officers*	8-K	6/22/05	0-18927	10.44

10.43	Acknowledgement and Release
	Agreement between Tandy Brands
	Accessories, Inc. and J.S.B. Jenkins
	relating to the termination of the
	Supplemental Executive Retirement Plan*	8-K	8/22/05	0-18927	10.45

10.44	Fourth Amendment to Credit
	Agreement, dated October 20, 2005, among
	Tandy Brands Accessories, Inc., Wells
	Fargo Bank, N.A., Comerica Bank, JPMorgan
	Chase Bank and Bank of America, N.A.	10-Q	11/10/05	0-18927	10.46

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
	Exhibit Number and Description		Form	Date	File No.	Exhibit

	10.45	Summary of Fiscal 2006 Annual Base
Salary of Vice President of
		Operations*	8-K	10/19/05	0-18927	10.1

	10.46	Tandy Brands Accessories, Inc.
Stock Purchase Program (As
Amended And Restated Effective
		December 1, 2005)* **	N/A	N/A	N/A	N/A

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification pursuant to Rule
13a 14(a)/15d-14(a) (Chief Executive
		Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification pursuant to Rule
13a-14(a)/15d-14(a) (Chief Financial
		Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Chief
Executive Officer and Chief Financial
		Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith