Form 10-Q
period 2006-03-31
TANDY BRANDS ACCESSORIES INC
filed 2006-05-11
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding
Class	at May 11, 2006

Common stock, $1.00 par value	6,692,837

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Form 10-Q
Quarter Ended March 31, 2006

		Page No.
PART I — FINANCIAL INFORMATION

Item

1.	Financial Statements	3 – 16

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 22

3.	Quantitative and Qualitative Disclosures About Market Risk	23

4.	Controls and Procedures	23

PART II — OTHER INFORMATION

Item

2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

6.	Exhibits	23

SIGNATURES		24

EXHIBIT INDEX		25-30

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

Section 1350 Certifications — CEO & CFO

Amendment to Credit Agreement
Amendments to the Employees Investment Plan
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer and Chief Financial Officer

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0-18927
Form 10-Q
Condensed Consolidated Statements Of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales	$45,414	$43,905	$180,228	$178,368

Cost of goods sold	30,613	27,839	120,192	112,211
Provision for discontinued product line inventory	6,900	—	6,900	—

	37,513	27,839	127,092	112,211

Gross margin	7,901	16,066	53,136	66,157

Selling, general and administrative expenses	15,625	16,112	49,999	51,832
Depreciation and amortization	1,307	1,393	3,836	3,713
Goodwill impairment	—	—	938	—

Total operating expenses	16,932	17,505	54,773	55,545

Operating (loss) income	(9,031)	(1,439)	(1,637)	10,612
Interest expense	(477)	(313)	(1,591)	(971)
Royalty and other income	42	41	139	208

(Loss) income before income taxes	(9,466)	(1,711)	(3,089)	9,849
Income taxes (benefit)	(3,545)	(714)	(671)	3,741

Net (loss) income	$(5,921)	$(997)	$(2,418)	$6,108

(Loss) earnings per common share	$(0.89)	$(0.16)	$(0.37)	$0.97

(Loss) earnings per common share assuming dilution	$(0.89)	$(0.16)	$(0.37)	$0.93

Common shares outstanding	6,619	6,374	6,586	6,317

Common shares outstanding assuming dilution	6,619	6,374	6,586	6,570

Cash dividends declared per common share	$0.0275	$0.0275	$0.0825	$0.0825

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0-18927
Form 10-Q
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31,	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,918	$3,429
Accounts receivable, net	33,367	31,437
Inventories:
Raw materials and work in process	6,273	6,125
Finished goods	60,380	61,856
Income taxes	6,824	4,229
Other current assets	2,984	2,359

Total current assets	111,746	109,435

Property and equipment, at cost	38,078	37,742
Accumulated depreciation	(25,243)	(23,896)

Net property and equipment	12,835	13,846

Other assets:
Goodwill	16,228	17,101
Other intangibles, less accumulated amortization	5,844	6,403
Supplemental Executive Retirement Plan	—	1,702
Other assets	1,909	2,275

Total other assets	23,981	27,481

	$148,562	$150,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,644	$15,908
Accrued expenses	5,221	6,902

Total current liabilities	17,865	22,810

Other liabilities:
Notes payable	21,000	16,055
Deferred income taxes	2,323	2,086
Supplemental Executive Retirement Plan	1,051	2,926
Other noncurrent liabilities	988	1,455

Total other liabilities	25,362	22,522

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,683,879 shares and 6,573,166 shares issued and outstanding as of March 31, 2006 and June 30, 2005, respectively	6,684	6,573
Additional paid-in capital	31,606	29,597
Cumulative other comprehensive income	659	77
Shares held by Benefit Restoration Plan Trust	(806)	(981)
Retained earnings	67,192	70,164

Total stockholders’ equity	105,335	105,430

	$148,562	$150,762

The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
File Number 0-18927
Form 10-Q
Condensed Consolidated Statements Of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005
Cash flows used for operating activities:
Net (loss) income	$(2,418)	$6,108
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Provision for discontinued product line inventory	6,900	—
Depreciation and amortization	4,002	3,834
Amortization of debt origination costs	102	87
Excess income tax benefit from stock option exercises	(71)	—
Deferred income taxes	(172)	404
Stock compensation expense	724	—
Goodwill impairment	938	—
Other	(157)	(773)
Change in assets and liabilities:
Accounts receivable	(1,930)	(4,813)
Inventories	(5,572)	(3,862)
Other assets	(1,951)	(478)
Accounts payable	(3,264)	(2,805)
Accrued expenses	(2,078)	17

Net cash used for operating activities	(4,947)	(2,281)

Cash flows used for investing activities:
Purchases of property and equipment	(2,355)	(2,806)
Purchase of Superior Merchandise Company	—	(10,000)

Net cash used for investing activities	(2,355)	(12,806)

Cash flows from financing activities:
Sale of stock to stock purchase program	969	1,219
Exercise of stock options	357	725
Excess income tax benefit from stock option exercises	71	—
Payment of dividends	(551)	(512)
Proceeds from borrowings net of repayments	4,945	9,765

Net cash provided by financing activities	5,791	11,197

Net decrease in cash and cash equivalents	(1,511)	(3,890)
Cash and cash equivalents at beginning of year	3,429	6,086

Cash and cash equivalents at end of period	$1,918	$2,196

Supplemental cash flow information:
Interest paid	$1,411	$803
Income taxes paid	1,675	3,190
The accompanying notes are an integral part of these condensed financial statements.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
Note 1 — Accounting Principles
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals, the provision for discontinued product line inventory, and the goodwill impairment described in Note 6) considered necessary for a fair presentation have been included. Our first and second quarter sales and net income normally reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Consequently, operating results for the three-month and nine-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. The consolidated balance sheet at June 30, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Preparation of our financial statements requires the use of estimates that affect the reported value of assets, liabilities, revenues, and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as the business and economic environment changes. Actual results may differ from these estimates under different assumptions or conditions.
Note 2 — Impact Of New Accounting Standards
     On December 16, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” effective for most publicly-owned companies for annual periods beginning after June 15, 2005. This Statement requires companies to record compensation expense for all share-based payments, such as employee stock options, at fair value. We adopted this Statement on July 1, 2005 for fiscal 2006. The Statement permits adoption of its requirements using one of two methods. The “modified prospective” method requires compensation cost to be recognized for all share-based payments granted after the effective date and for all awards granted prior to the effective date that remain unvested as of the effective date. The other method is the “modified retrospective” method, which includes the requirements of the “modified prospective” method, but also permits companies to restate prior years’ income based on amounts previously recognized in the pro forma disclosures under SFAS No. 123 for all prior periods presented.
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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact Of New Accounting Standards (continued)
     The following table presents the pro forma impact on fiscal 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation (in thousands, except per share amounts).

	Three Months	Nine Months
	Ended	Ended
	March 31, 2005	March 31, 2005
Net (loss) income:
As reported	$(997)	$6,108
Add share-based compensation expense recognized, net of tax	58	141

As adjusted	(939)	6,249
Less compensation expense per SFAS No. 123, net of tax	(120)	(358)

Pro forma	$(1,059)	$5,891

(Loss) earnings per share:
As reported	$(0.16)	$0.97
Pro forma	$(0.17)	$0.93
(Loss) earnings per share assuming dilution:
As reported	$(0.16)	$0.93
Pro forma	$(0.17)	$0.90
     The pro forma information has been determined as if we had accounted for our stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 2005: dividend yield of 1.0%; expected volatility of 0.388%; risk-free interest rate of 3.25%; and expected holding period of five years. Using these assumptions for the options granted during the first nine months of fiscal 2005, the weighted-average fair value of such options on the date of grant was $4.78 per share.
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
     Effective July 1, 2005 we adopted the fair value recognition provisions of SFAS No. 123R using the “modified prospective” method. Under that transition method, we have recorded compensation expense for (i) all share-based grants awarded prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) all share-based grants awarded subsequent to June 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact Of New Accounting Standards (continued)
     As a result of adopting SFAS No. 123R on July 1, 2005, our loss before income taxes and net loss for the quarter ended March 31, 2006 are $144,000 and $90,000 greater, respectively, ($0.01 per basic and diluted share) than if we had continued to account for share-based compensation under APB No. 25. For the nine months ended March 31, 2006 our loss before income taxes and net loss are $409,000 and $282,000 greater, respectively, ($0.04 per basic and diluted share).
     Prior to our adoption of SFAS No. 123R we presented the tax benefits of deductions related to the exercise of stock options as operating cash flows in our Consolidated Statement of Cash Flows. Under the provisions of SFAS No. 123R we are required to present the cash flows resulting from tax benefits related to tax deductions in excess of compensation cost recognized for those options as financing cash flows. The $71,000 tax benefit classified as a financing cash inflow would have been classified under operating cash flows if we had not adopted SFAS No. 123R.
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
     The following table presents employee stock option activity from June 30, 2005 to March 31, 2006.

		Weighted-Average		Aggregate
			Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term	($000)
Outstanding at June 30, 2005	790,075	$12.20
Granted	76,426	$10.56
Exercised	(43,668)	$6.96		$168
Canceled or expired	(201,759)	$13.70

Outstanding at March 31, 2006	621,074	$11.88

Vested or expected to vest	587,197	$11.88	5.7 Years	$441

Exercisable at March 31, 2006	440,974	$11.86	4.8 Years	$441

     During the quarter ended March 31, 2006, 4,000 options were granted and no options vested or were exercised. The weighted-average grant-date fair value of employee options granted during the nine months ended March 31, 2006 was $3.88 per share. The total fair value of employee options vested during the nine-month period was $693,000. During the nine months ended March 31, 2006, cash in the amount of $304,000 was received from the exercise of options with exercise prices ranging from $5.63 to $8.13 per share.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact Of New Accounting Standards (continued)
     The following table segregates outstanding employee options which are expected to vest and that are exercisable into groups based on price ranges of less than or greater than $10 per share as of March 31, 2006.

	$5.63 - $8.13	$10.45 - $17.56
Vested or expected to vest:
Number of shares	124,559	462,638
Weighted-average exercise price	$6.76	$13.26
Weighted-average remaining contractual life	4.1 years	6.1 years
Intrinsic value	$441,000	$—

Exercisable:
Number of shares	124,559	316,415
Weighted-average exercise price	$6.76	$13.86
Weighted-average remaining contractual life	4.1 years	5.0 years
Intrinsic value	$441,000	$—
     The following table presents employee nonvested stock option activity from June 30, 2005 to March 31, 2006.

		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Nonvested at June 30, 2005	288,648	$4.74
Granted	76,426	$3.88
Vested	(145,635)	$4.76
Canceled	(39,339)	$4.65

Nonvested at March 31, 2006	180,100	$4.38

     On July 1, 2005 our executive officers were awarded stock options to purchase a total of 34,915 shares of our common stock and other key employees were awarded stock options to purchase a total of 37,511 shares. Compensation expense of $115,000 and $344,000 related to options granted in fiscal 2006 and options awarded during prior fiscal years but not fully vested as of July 1, 2005 was recorded during the quarter and nine months ended March 31, 2006, respectively. Tax benefits of $43,000 and $107,000 were also recorded for the quarter and nine months, respectively. Compensation expense of $470,000 remains to be recognized over the weighted-average period of 1.8 years.
     The fair value of options granted during fiscal 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 1.0%; expected volatility of 0.39%; risk-free interest rates of 4.00% and 4.59%; and, expected holding period of five years. Expected volatility was calculated using historical volatility over the past five years. Estimated forfeiture rates of 16% and 22% were used for officers and employees, respectively, based on historical experience. No compensation cost was capitalized as part of an asset. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends and the number of share-based awards that are expected to be forfeited.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact Of New Accounting Standards (continued)
     On July 1, 2005 our executive officers were awarded a total of 21,088 shares of restricted stock which will become fully vested on July 1, 2008. Other key employees were awarded a total of 22,659 shares of restricted stock on July 1, 2005 which will also become fully vested on July 1, 2008. These shares of stock, while not transferable, bear rights of ownership, including voting and dividend rights, during the three-year vesting period. There are no performance requirements related to vesting, only continued employment through the vesting date. Compensation expense of $75,000 and $225,000 related to these restricted shares and the restricted shares awarded on July 1 of 2003 and 2004 was recorded during the quarter and nine-month periods ended March 31, 2006, respectively. Tax benefits of $28,000 and $84,000 were also recorded for the quarter and nine months, respectively. As of March 31, 2006 the total compensation cost related to restricted stock not yet expensed was $459,000, which is expected to be recognized over a weighted average period of two years. All restricted stock awarded to employees “cliff” vests on the three-year anniversary of the award. No shares vested during the nine-month period ended March 31, 2006.
     The following table presents nonvested employee restricted stock activity from June 30, 2005 to March 31, 2006.

		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Nonvested shares at June 30, 2005	34,400	$12.66
Grants as of July 1, 2005:
To officers	21,088	$10.57
To others	22,659	$10.57

Nonvested shares at March 31, 2006	78,147	$11.49

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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact Of New Accounting Standards (continued)
     The following table presents non-employee directors stock option activity from June 30, 2005 to March 31, 2006.

		Weighted-Average		Aggregate
			Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Shares	Price	Term	($000)
Outstanding at June 30, 2005	129,387	$10.24
Granted	14,000	$11.70
Exercised	(6,578)	$8.13		$23
Canceled or expired	(750)	$17.75

Outstanding at March 31, 2006	136,059	$10.45

Vested or expected to vest	136,059	$10.45	5.5 Years	$219

Exercisable at March 31, 2006	122,059	$10.31	5.1 Years	$219

     The non-employee members of our board of directors were awarded options to purchase a total of 14,000 shares of our common stock at an exercise price of $11.70 per share on October 18, 2005. Using the Black-Scholes option-pricing model and the same assumptions used to determine the fair value of options granted to executive officers and employees, the weighted-average grant-date fair value of options granted to non-employee directors during the nine months ended March 31, 2006 was $4.30 per share. Compensation expense of $29,000 and $65,000 related to these options was recorded during the quarter and nine months ended March 31, 2006 together with tax benefits of $11,000 and $20,000, respectively. Compensation expense of $5,000 remains to be recognized in the current fiscal year. These stock options will become fully vested six months after the date of grant. Due to the six-month vesting period, all director options are expected to vest. The total fair value of non-employee director options vested during the nine-month period was $18,000.
     The following table segregates outstanding non-employee director stock options which are expected to vest and that are exercisable into groups based on price ranges of less than or greater than $10 per share as of March 31, 2006.

	$6.09 - $9.23	$10.00 - $15.75
Vested or expected to vest:
Number of shares	68,999	67,060
Weighted-average exercise price	$7.12	$13.88
Weighted-average remaining contractual life	4.9 years	6.3 years
Intrinsic value	$219,000	$—

Exercisable:
Number of shares	68,999	53,060
Weighted-average exercise price	$7.12	$14.45
Weighted-average remaining contractual life	4.9 years	5.4 years
Intrinsic value	$219,000	$—

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
Note 2 — Impact Of New Accounting Standards (continued)
     The following table presents non-employee directors nonvested stock option activity from June 30, 2005 to March 31, 2006.

		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Nonvested at June 30, 2005	3,500	$5.21
Granted	14,000	$4.30
Vested	(3,500)	$5.21

Nonvested at March 31, 2006	14,000	$4.30

     Our non-employee directors are also eligible to receive restricted stock. On October 18, 2005 a total of 7,700 shares of restricted stock were awarded to the non-employee directors. As of March 31, 2006 a total of 20,790 shares of restricted stock had been awarded to our non-employee directors at a weighted-average price of $13.56 per share. One-third of restricted shares vest on the anniversary date of each grant. However, upon the death, disability, resignation, or termination of a director, that director’s shares become fully vested. As a result such grants are expensed when awarded as there is no requisite service period. Compensation expense of $90,000 was recorded during the nine months ended March 31, 2006 together with a tax benefit of $34,000. These shares of stock, while not transferable, bear rights of ownership, including voting and dividend rights, during the vesting period.
     The following table presents non-employee director’s restricted stock activity from June 30, 2005 to March 31, 2006.

		Weighted-Average
	Number	Grant-Date
	of Shares	Fair Value
Nonvested shares at June 30, 2005	11,420	$14.51
Grants as of October 18, 2005	7,700	$11.70
Vested	(4,148)	$14.60

Nonvested shares at March 31, 2006	14,972	$13.04

     Under the Omnibus Plan 418,499 shares of common stock were available for option grants and restricted stock awards at March 31, 2006. We issue new shares to satisfy stock option exercises and restricted stock awards.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
Note 3 — Comprehensive Income (Loss)
     The following table presents the components of comprehensive income (loss), net of related tax (in thousands).

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net (loss) income	$(5,921)	$(997)	$(2,418)	$6,108
Foreign currency translation adjustments	(21)	(52)	313	540
Decrease in minimum pension liability	—	—	269	—

Comprehensive (loss) income	$(5,942)	$(1,049)	$(1,836)	$6,648

Note 4 — Earnings (Loss) Per Share
     The following table presents the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts).

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2006	2005	2006	2005
Numerator for basic and diluted earnings (loss) per share:
Net (loss) income	$(5,921)	$(997)	$(2,418)	$6,108

Denominator:
Weighted average shares outstanding	6,595	6,354	6,563	6,295
Contingently issuable shares	24	20	23	22

Denominator for basic earnings (loss) per share	6,619	6,374	6,586	6,317
Effect of dilutive securities:
Employee stock options and other	—	—	—	225
Director stock options	—	—	—	28

Potential dilutive shares	—	—	—	253

Denominator for diluted earnings (loss) per share	6,619	6,374	6,586	6,570

(Loss) earnings per common share	$(0.89)	$(0.16)	$(0.37)	$0.97

(Loss) earnings per common share assuming dilution	$(0.89)	$(0.16)	$(0.37)	$0.93

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
Note 5 — Disclosures About Segments Of An Enterprise And Related Information
     We sell our products to a variety of retail outlets, including mass merchants, national chain stores, major department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military. We and our corresponding customer relationships are organized along men’s and women’s product lines. As a result we have two reportable segments: (1) men’s accessories, consisting of belts, wallets and other small leather goods, neckwear, gifts, and sporting goods; and (2) women’s accessories, consisting of belts, small leather goods, handbags, and gift accessories. General corporate expenses are allocated to each segment based on the respective segment’s asset base. Depreciation and amortization expense related to assets recorded in our corporate accounting records are allocated to each segment as described above. Management measures each segment based upon income or loss before income taxes utilizing accounting policies consistent in all material respects with those described in Note 1 of our 2005 Annual Report. No inter-segment revenue is recorded.
     The following table presents operations and asset information by reportable segment (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales to external customers:
Men’s accessories	$26,052	$25,910	$107,048	$106,271
Women’s accessories	19,362	17,995	73,180	72,097

	$45,414	$43,905	$180,228	$178,368

Operating (loss) income (1):
Men’s accessories	$(525)	$79	$7,713	$10,196
Women’s accessories (2)	(8,506)	(1,518)	(9,350)	416

	(9,031)	(1,439)	(1,637)	10,612
Interest expense	(477)	(313)	(1,591)	(971)
Other income (3)	42	41	139	208

(Loss) income before income taxes	$(9,466)	$(1,711)	$(3,089)	$9,849

Depreciation and amortization:
Men’s accessories	$837	$890	$2,441	$2,271
Women’s accessories	470	503	1,395	1,442

	$1,307	$1,393	$3,836	$3,713

Capital expenditures:
Men’s accessories	$95	$135	$344	$388
Women’s accessories	88	41	272	349
Corporate	262	573	1,739	2,069

	$445	$749	$2,355	$2,806

(1)	Operating (loss) income consists of net sales less cost of goods sold and specifically identifiable and allocated selling, general and administrative expenses.

(2)	Women’s accessories fiscal 2006 operating loss includes a $7.1 million restructuring charge for discontinued product line inventory and severance payments in the third quarter and a $938,000 charge for goodwill impairment in the second quarter.

(3)	Other income includes royalty income on corporate trade names and other income not specifically identifiable with a segment.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
Note 6 — Restructuring, Goodwill Impairment And Effective Income Tax Rate
     Our women’s segment recorded a $6.9 million provision for discontinued product line inventory and incurred additional general and administrative payroll expenses of approximately $200,000 in the third quarter of fiscal 2006 and a $938,000 goodwill impairment charge in the second quarter.
     The $7.1 million in restructuring charges incurred to date resulted from a study during the quarter ended March 31, 2006 that concluded the women’s segment product offerings should be focused on its core competencies: women’s and children’s belts, small leather goods, handbags, and gift accessories. Consequently, other products and packaging were written down to our best estimate of the market value that we expect will be realized based on our experiences in selling through inventory liquidation channels and discussions with potential purchasers; however, amounts actually realized may differ from our estimates and such differences could have a material impact on our future results of operations, operating cash flows, and financial position.
     As part of the restructuring 33 positions in our women’s Dallas distribution facility were eliminated. Also our distribution facilities will be reconfigured requiring estimated fourth quarter expenditures of $118,000 to relocate inventories and $254,000 for additional warehouse racking and forklifts.
     The goodwill impairment charge was the result of assessing the fair value of the segment which was determined to be less than its carrying value. The assessment was triggered by changing business conditions for women’s mass merchant sales.
     The primary differences between the 34% federal statutory tax rate and the income tax benefit of 21.7% of the pretax loss for the nine months ended March 31, 2006 are 5.7% for the goodwill impairment charge that is not deductible for income tax purposes and 3.7% for state income taxes based on subsidiaries’ earnings that are not offset by the inventory write down.
Note 7 — Employee Benefit Plans
     On September 2, 2005 the Supplemental Executive Retirement Plan (the “SERP”) was terminated. As of the effective date of the termination only one officer was an actively employed participant in the SERP. On August 19, 2005 we entered into an agreement with that officer to waive his right to benefits which he had accrued under the SERP. Under the agreement the officer will receive (i) the balance (approximately $765,000) remaining in the rabbi trust established by us for the purpose of setting aside amounts to assist in satisfying our obligation under the SERP (the “trust”) as of the effective date of the termination of the SERP, plus (ii) beginning with the 2006 fiscal year, and continuing until June 30, 2008, an additional $330,593 which will be accrued if the officer remains employed by us on the last day of each such fiscal year. The funds remaining in the trust, as well as additional contributions to the trust, will continue to be invested under the terms of the trust. Any amounts that are not contributed to the trust, but are accrued, will accrue interest at an annual rate equal to our cost of borrowing. The officer may elect payment of benefits either as a lump sum payment after his retirement or a designated number of annual payments after that date. During the quarter and nine months ended March 31, 2006 we recorded expense of $83,000 and $248,000, respectively, related to this agreement.
     During the three months ended March 31, 2006 we recorded income of $119,000 related to our Benefit Restoration Plan for certain of our key executive officers due to a decline in the market value of our common stock. The expense arising from market value increases during the first half of the fiscal year resulted in a net of $38,000 in income being recorded for the nine months. Mark-to-market adjustments are recorded each quarter based on the value of our common stock on the last day of the quarter.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
Note 8 — Credit Facility
     We currently have an $85,000,000 unsecured credit facility. The credit facility may be used for borrowings and letters of credit and requires the maintenance of certain financial covenants, which, if not met, could adversely impact our liquidity.
     During the quarter ended September 30, 2005 we were in violation of the funded indebtedness to EBITDA ratio and EBITDA to fixed charge ratio covenants of our credit facility. Shipping delays throughout the supply chain related to hurricane Katrina as well as an increase in sales of lower margin direct sales goods and nonrecurring legal and restructuring expenses incurred during the prior twelve months resulted in an EBITDA shortfall thereby causing us to breach such covenants in our credit facility. We believe that had the shipping delays not occurred in the first quarter, we would have been in compliance with the covenants under our credit facility. Our lenders agreed to an amendment to the credit facility to adjust certain financial covenant requirements. This fourth amendment to our credit facility, entered into on October 20, 2005 and effective as of September 30, 2005, among other things established applicable commitment fee percentages and applicable margins for LIBOR based borrowings at higher ratios of funded indebtedness to EBITDA.
     As a consequence of the $7.1 million charge in connection with restructuring of our women’s segment, we were in violation of certain covenants of the credit facility at March 31, 2006. Our lenders agreed to amend our credit facility to adjust certain financial covenant requirements. The fifth amendment, entered into on April 19, 2006 and effective as of March 31, 2006, among other things (i) increased the applicable margins for LIBOR based borrowings, (ii) amended the definition of EBITDA to exclude (a) up to $1.5 million in noncash goodwill or intangibles impairment charges during any four quarters and (b) a one-time charge of up to $9 million attributable to women’s segment inventory write-off, severance pay and related benefits, and men’s and women’s packaging inventory write-offs related to relocation of product lines, (iii) amended the definition of fixed charges to (a) include all payments related to the redemption, retirement, acquisition, or prepayment of capital stock or other equity interest, and (b) exclude revolving credit loan implied principal payments, and (iv) lowered permitted acquisitions to $10 million.
     Based on internal projections we anticipate compliance with all covenants related to the credit facility for the next twelve months. For the quarter ended March 31, 2006 we were in compliance with all debt covenants as amended.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
OVERVIEW
     Tandy Brands Accessories, Inc. is a leading designer, manufacturer and marketer of branded men’s and women’s accessories, including belts and small leather goods, such as wallets. Our product line also includes handbags, sporting goods, neckwear, and gift accessories. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names including DOCKERS®, LEVI’S®, LEVI STRAUSS SIGNATURE™, JONES NEW YORK®, TOTES®, ROLFS®, HAGGAR®, WOOLRICH®, JORDACHE®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, AMITY®, COLETTA®, STAGG®, ACCESSORY DESIGN GROUP®, TIGER® and ETON®, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.
     Operating results for the third quarter of fiscal 2006 were impacted by several factors, including:
•	A $6.9 million provision to write down inventory and packaging costs as the result of a decision to discontinue several specific women’s segment product lines that were no longer considered profitable;

•	Approximately $200,000 in payroll costs related to staff reductions stemming from restructuring in the women’s segment; and

•	Approximately $3 million fewer sales by the men’s segment due to a major customer’s decision to reduce its inventories.
     On April 26, 2006 we announced a dividend of $.0275 per share payable to stockholders of record as of June 30, 2006. This, our twelfth consecutive quarterly dividend, will be paid on July 20, 2006.
RESTRUCTURE OF WOMEN’S SEGMENT
     During the quarter ended March 31, 2006 we evaluated the level of contribution from each of our women’s product lines in order to improve operating performance. As a result we made the decision to exit from several women’s categories that were no longer profitable. Based on the findings of the study:
•	The women’s segment will focus on our core competencies of women’s and children’s belts, small leather goods, handbags and gift accessories;

•	All other product categories in the women’s segment, including socks, cold weather accessories, fashion scarves, evening bags, and children’s accessories (excluding belts), will be discontinued immediately, except for fulfilling current orders and programs;

•	A $6.9 million provision was recorded in the third quarter ended March 31, 2006 to write down inventory and packaging to our best estimate of the market value that we expect will be realized; and

•	Thirty-three positions in our women’s Dallas distribution facility were eliminated in the discontinued product areas resulting in one-time payroll costs of approximately $200,000 in the third quarter.
     The decision to exit several of the women’s segment product lines is expected to reduce our fiscal 2007 revenues by $30 million; however, we anticipate it will improve our margin performance, lower general and administrative expenses, and improve overall profitability going forward. As part of the restructuring our distribution facilities will be reconfigured requiring estimated fourth quarter expenditures of $118,000 to relocate inventories and $254,000 for additional warehouse racking and forklifts.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
2006 COMPARED TO 2005
Net Sales And Gross Margins
     The following table presents sales and gross margin data for our reportable segments (in thousands of dollars).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales:
Men’s accessories	$26,052	$25,910	$107,048	$106,271
Women’s accessories	19,362	17,995	73,180	72,097

	$45,414	$43,905	$180,228	$178,368

Gross margin:
Men’s accessories	$9,604	$10,027	$40,640	$42,844
Women’s accessories (1)	(1,703)	6,039	12,496	23,313

	$7,901	$16,066	$53,136	$66,157

Gross margin as a percentage of sales:
Men’s accessories	36.9%	38.7%	38.0%	40.3%
Women’s accessories	-8.8%	33.6%	17.1%	32.3%
Total	17.4%	36.6%	29.5%	37.1%

(1)	Gross margin for the quarter and nine months ended March 31, 2006 was reduced by a $6.9 million provision for discontinued product line inventory.
     For the three-month period ended March 31, 2006 net sales increased by $1,509,000, or 3.4%, compared to the same period in the prior year. Net sales of men’s accessories, which had been expected to be approximately $3 million greater, only increased by $142,000, or 0.6%, for the quarter compared to the same period last year because of a major customer’s decision to reduce its company-wide inventories. Net sales of women’s accessories were $1,367,000, or 7.6%, greater for the quarter ended March 31, 2006 compared to the prior year primarily from increased sales of belts and small leather goods.
     For the nine-month period ended March 31, 2006 net sales of men’s accessories were up $777,000, or 0.7%, compared to the same period in the prior year due to increased sales of gift accessories in the second quarter and the expansion of our neckwear business. These gains were partly offset by weather-related shipping delays and the effects of longer factory inspection times. For the nine months ended March 31, 2006 sales of our women’s accessories were $1,083,000, or 1.5%, greater than the prior year as competitive market pressures and weakened fashion accessory trends in the first half of the year offset the third quarter gains.
     The 17.4% gross margin for the three-month period ended March 31, 2006 was lower than the same period in the prior year by 15.2 percentage points as the result of the provision for discontinued product line inventory and 4 percentage points caused by other factors. The 1.8 percentage point decline in the men’s segment was attributable to more direct shipments of small leather goods which typically have lower margins. The women’s segment gross margin was impacted 35.7 percentage points by the inventory write-off and 6.7 percentage points from the effects of mass merchant sales at lower than normal margins in order to reduce excess inventory.
     Direct shipments have lower than average gross margins because these goods are shipped from our suppliers to our customers and are not handled in our distribution centers, thereby reducing the general and administrative costs related to the sales. Any material changes in sales mix, such as higher mass merchant accessory sales or direct shipments, could lower our gross margin percentages during a particular season.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
2006 COMPARED TO 2005 (continued)
Operating Expenses
     The following table presents expense data for our reportable segments (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Selling, general and administrative expense:
Men’s accessories	$9,292	$9,058	$30,486	$30,094
Women’s accessories	6,333	7,054	19,513	21,738

	$15,625	$16,112	$49,999	$51,832

Depreciation and amortization expense:
Men’s accessories	$837	$890	$2,441	$2,271
Women’s accessories	470	503	1,395	1,442

	$1,307	$1,393	$3,836	$3,713

Interest expense	$477	$313	$1,591	$971

     Selling, general and administrative expenses (“SG&A”) for the three-month and nine-month periods ended March 31, 2006 include share-based compensation of $144,000 and $409,000, respectively, due to our adoption of SFAS No. 123R on July 1, 2005 and payroll expenses of approximately $200,000 related to the third quarter restructuring of our women’s segment. Without these expenses, SG&A for the three-month and nine-month periods ended March 31, 2006 would have been $831,000, or 5.2%, and $2,442,000, or 4.7%, respectively, lower than the same periods last year. The lower costs relate to reduced expenses in our women’s segment due to consolidation of its mass merchant and department store businesses, as well as reduced legal, advertising, and travel expenses. SG&A expenses for our men’s segment increased $234,000 and $392,000 for the quarter and nine months, respectively, as higher distribution costs offset payroll, contract labor, and advertising savings.
     Depreciation and amortization expense, while slightly lower in the third quarter because of asset retirements, increased for the nine months compared to the same period the previous year primarily due to the addition of a module for our enterprise software, computer hardware purchases, and additions to the distribution software system in our Yoakum, Texas facility.
     Interest expense for the three and nine months ended March 31, 2006 increased $164,000 and $620,000, respectively, compared to the same periods in the previous year primarily due to increasing interest rates and additional loan fees in connection with the credit facility amendments, as well as higher debt levels in the first six months related to inventory purchases for the holiday season.
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
     The effective income tax rates for the three and nine months ended March 31, 2006 were 37.4% and 21.7%, respectively. The primary differences between the 34% federal statutory tax rate and the income tax benefit of 21.7% of the pretax loss for the nine months ended March 31, 2006 are 5.7% for the goodwill impairment charge that is not deductible for income tax purposes and 3.7% for state income taxes based on subsidiaries’ earnings that are not offset by the inventory write down.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
2006 COMPARED TO 2005 (continued)
Summary
     The net loss for the three months ended March 31, 2006 was $5,921,000, or $0.89 per diluted share, compared to a loss of $997,000, or $0.16 per diluted share, for the same quarter last year. For the nine months ended March 31, 2006 the net loss was $2,418,000, or $0.37 per diluted share, compared to net income of $6,108,000, or $0.93 per diluted share, for the same period in the prior year.
LIQUIDITY AND CAPITAL RESOURCES
     For the nine months ended March 31, 2006 our operating activities used cash of $4,947,000, including the purchase of a $1,028,000 short-term investment included in other current assets, compared to $2,281,000 in the same period the previous year. This change is primarily due to increased inventory procurement. An increase in accounts receivable was offset by refundable income taxes arising from the current period loss. Also included in operating activities is a $71,000 use of cash related to the income tax benefits from the exercise of stock options now reported as financing proceeds in accordance with SFAS No. 123R. As part of restructuring the women’s segment, certain distribution facilities will be reconfigured requiring estimated fourth quarter expenditures of $118,000 to relocate inventories
     Our investing activities used cash of $2,355,000 for the nine months ended March 31, 2006 compared to $12,806,000 in the same period the previous year which includes our acquisition of Superior Merchandise Company for $10,000,000 on July 1, 2004. The purchase was funded entirely with cash, drawing on our existing credit line.
     Capital expenditures totaled $2,355,000 for the nine months ended March 31, 2006, a decrease of $451,000 from the same period the previous year. Capital expenditures this year relate primarily to the implementation of an additional software module for our enterprise software, computer hardware purchases, and additions to the distribution software system in our Yoakum, Texas facility. The first nine months of last year included capital expenditures related to additional leasehold improvements in our corporate offices, as well as the implementation of our distribution software application at our facility in Yoakum, Texas and the acquisition of computer hardware related to that project which was completed during the third quarter of fiscal 2005. During the fourth quarter of fiscal 2006 an estimated $254,000 will be expended for additional warehouse racking and forklifts needed to accommodate the reconfiguration of distribution facilities.
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
     During the quarter ended September 30, 2005 we were in violation of the funded indebtedness to EBITDA ratio and EBITDA to fixed charge ratio covenants of our credit facility. Shipping delays throughout the supply chain related to hurricane Katrina as well as an increase in sales of lower margin direct sales goods and nonrecurring legal and restructuring expenses incurred during the prior twelve months resulted in an EBITDA shortfall thereby causing us to breach such covenants in our credit facility. We believe that had the shipping delays not occurred in the first quarter, we would have been in compliance with the covenants under our credit facility. Our lenders agreed to an amendment to the credit facility to adjust certain financial covenant requirements for both the first and second quarters of fiscal 2006. This fourth amendment to our credit facility, entered into on October 20, 2005 and effective as of September 30, 2005, among other things established applicable commitment fee percentages and applicable margins for LIBOR based borrowings at higher ratios of funded indebtedness to EBITDA.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES (continued)
     As a consequence of the $7.1 million charge in connection with restructuring of our women’s segment, we were in violation of certain covenants of the credit facility at March 31, 2006. Our lenders agreed to amend our credit facility to adjust certain financial covenant requirements. The fifth amendment, entered into on April 19, 2006 and effective as of March 31, 2006, among other things (i) increased the applicable margins for LIBOR based borrowings, (ii) amended the definition of EBITDA to exclude (a) up to $1.5 million in noncash goodwill or intangibles impairment charges during any four quarters and (b) a one-time charge of up to $9 million attributable to women’s segment inventory write-off, severance pay and related benefits, and men’s and women’s packaging inventory write-offs related to relocation of product lines, (iii) amended the definition of fixed charges to (a) include all payments related to the redemption, retirement, acquisition, or prepayment of capital stock or other equity interest, and (b) exclude revolving credit loan implied principal payments, and (iv) lowered permitted acquisitions to $10 million.
     Based on internal projections we anticipate compliance with all covenants related to the credit facility for the next twelve months. For the quarter ended March 31, 2006 we were in compliance with all debt covenants as amended.
     Borrowings under our credit facility were $21,000,000 and $20,571,000 as of March 31, 2006 and 2005, respectively. We also have an $856,900 Canadian line of credit secured by a letter of credit from a United States bank.
     At March 31, 2006 we had credit availability under our credit facility and our Canadian line of credit as follows:

Total credit facility	$85,856,900
Less:
Outstanding debt	21,000,000
Letters of credit	2,366,316
Canadian standby letter of credit	856,900

$61,633,684

     During fiscal 2006 we declared the following cash dividends:

			Dividend
Declaration Date	Record Date	Payable Date	Per Share
August 16, 2005	September 30, 2005	October 20, 2005	$0.0275
October 18, 2005	December 30, 2005	January 20, 2006	$0.0275
January 12, 2006	March 31, 2006	April 20, 2006	$0.0275
April 18, 2006	June 30, 2006	July 20, 2006	$0.0275
     We believe we have adequate financial resources and access to sufficient credit lines to satisfy our future working capital needs.
CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS
     There have been no material changes outside the ordinary course of our business in any of our contractual obligations, contingent liabilities, or commitments since June 30, 2005.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
OFF-BALANCE SHEET ARRANGEMENTS
     We do not have any off-balance sheet arrangements.
SEASONALITY
     Historically our quarterly sales and operating results reflect a seasonal increase during the first and second quarters of our fiscal year.
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
FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains forward-looking statements that are based on current expectations, estimates and projections about the industry in which we operate, management’s beliefs, and assumptions made by management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Such factors as weather, fuel costs, general economic conditions, conditions within our industry, economic or political disruptions in Asia and other parts of the world from which we import goods, termination of key customer relationships, changes in consumer demands or spending patterns, inventory replenishment levels of our key customers and termination or non-renewal of certain key license agreements may impact future operating results. You are encouraged to consider all such factors in evaluating the information in this quarterly report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
ITEM 3. Quantitative And Qualitative Disclosures About Market Risk
     We are subject to interest rate risk on our long-term debt. The effect of a one percentage point increase or decrease in the interest rate on our long-term debt could lower or increase our annual pretax operating results by approximately $210,000. Our current credit facility does not require us to enter into an interest rate swap agreement against the borrowings under the credit facility. Consequently we currently have no interest rate swap agreement in effect. We do not expect the potential impact of market conditions on the fair value of our indebtedness to be material.
     At March 31, 2006 our borrowings under our credit facility totaled $21,000,000 bearing a weighted-average interest rate of 6.83%
     In addition to interest rate risk on our long-term debt, we are also exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products. We routinely purchase leather hides during the year for use in the manufacture of men’s belts. We also purchase a substantial amount of leather items from third-party suppliers. An unanticipated material increase in the market price of leather could increase the cost of these products to us and, therefore, have a negative effect on our results of operations.
ITEM 4. Controls And Procedures
     We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in timely alerting them to material information (including information relating to our consolidated subsidiaries) required to be included in our Securities Exchange Act of 1934 filings. There has been no change in our internal control over financial reporting during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
     The following table provides information regarding repurchases of shares of common stock made by us during the quarter ended March 31, 2006. All such shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan.

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased as Part	of Shares that may
	of Shares	Price Paid	of Publicly Announced	yet be Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
January 1, 2006 to January 31, 2006	2,937	$11.95	N/A	N/A
Total	2,937	$11.95	N/A	N/A
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
Date: May 11, 2006

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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.24	Second Amendment to Credit Agreement, dated June 26, 2003, between Tandy Brands Accessories, Inc. and Wells Fargo HSBC Trade Bank, N.A.	10-K	9/23/03	0-18927	10.29

10.25	Third Amendment to Credit Agreement, dated August 26, 2004, among Tandy Brands Accessories, Inc., Wells Fargo Bank, N.A., Comerica Bank, JPMorgan Chase Bank and Bank of America, N.A.	10-K	9/23/04	0-18927	10.38

10.26	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Dr. James F. Gaertner*	S-8	5/15/02	33-88276	10.2

10.27	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Marvin J. Girouard*	S-8	5/15/02	33-88276	10.3

10.28	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Gene Stallings*	S-8	5/15/02	33-88276	10.4

10.29	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Roger R. Hemminghaus*	S-8	5/15/02	33-88276	10.5

10.30	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	33-88276	10.6

10.31	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

10.32	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.39

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.33	Form of Employee Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.40

10.34	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.41

10.35	Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.42

10.36	Form of Severance Agreement between Tandy Brands Accessories, Inc. for Executive and Senior Officers*	10-K	9/23/03	0-18927	10.33

10.37	Office Lease Agreement, dated January 31, 2004, between Koll Bren Fund VI, LP and Tandy Brands Accessories, Inc. relating to the corporate office	10-Q	2/12/04	0-18927	10.36

10.38	Acknowledgement and Release Agreement between Tandy Brands Accessories, Inc. and J.S.B. Jenkins relating to the termination of the Supplemental Executive Retirement Plan*	8-K	8/22/05	0-18927	10.45

10.39	Fourth Amendment to Credit Agreement, dated October 20, 2005, among Tandy Brands Accessories, Inc., Wells Fargo Bank, N.A., Comerica Bank, JPMorgan Chase Bank and Bank of America, N.A.	10-Q	1/10/05	0-18927	10.46

10.40	Tandy Brands Accessories, Inc. Stock Purchase Program (As Amended And Restated Effective December 1, 2005)*	10-Q	2/10/06	0-18927	10.46

10.41	Executive Officer Compensation Summary – Fiscal 2007 and 2006 and Non-Employee Director Compensation Summary – Fiscal 2007*	8-K	4/24/06	0-18927	10.1

10.42	Summary of Incentive Bonus Plan for Executive Officers*	8-K	4/24/06	0-18927	10.2

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
	Exhibit Number and Description		Form	Date	File No.	Exhibit
	10.43	Fifth Amendment to Credit Agreement, dated April 19, 2006, among Tandy Brands Accessories, Inc., Wells Fargo HSBC Trust Bank, N.A., Comerica Bank, JPMorgan Chase Bank and Bank of America, N.A.**	N/A	N/A	N/A	N/A

	10.44	Amendments Nos. 5-6 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000* **	N/A	N/A	N/A	N/A

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith