Form 10-K
period 2006-06-30
TANDY BRANDS ACCESSORIES INC
filed 2006-09-22
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2006	Commission File Number 0-18927
TANDY BRANDS ACCESSORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2349915 (I.R.S. Employer Identification Number)
690 East Lamar Boulevard, Suite 200, Arlington, TX 76011
(Address of principal executive offices and zip code)
817-548-0090
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, Par Value $1.00 Per Share
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
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
☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates based upon the closing price of the common stock on the NASDAQ National Market System on December 30, 2005 was $62,533,401. Shares of common stock known to be held by executive officers, directors, and holders of more that 5% of the outstanding common stock have been excluded. This determination of affiliate status in not necessarily a conclusive determination for other purposes.
There were 6,819,759 shares of common stock, par value $1.00 per share, outstanding on September 21, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held October 31, 2006 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the “Management’s Discussion And Analysis Of Financial Condition And Results Of Operation,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continue,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. We have based these forward looking statements on our current expectations about future events, estimates and projections about the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified under “Risk Factors” on page 10. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.
PART I
ITEM 1 — BUSINESS
What do we do?
We are a leading designer, manufacturer and marketer of branded men’s, women’s and children’s accessories, including belts and small leather goods such as wallets. Our product line also includes handbags, sporting goods, neckwear, and gift accessories. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including DOCKERS®, LEVI’S®, LEVI STRAUSS SIGNATURE™, JONES NEW YORK®, TOTES®, ROLFS®, HAGGAR®, WOOLRICH®, JORDACHE®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, AMITY®, COLETTA®, STAGG®, ACCESSORY DESIGN GROUP®, TIGER®, ETON®, SURPLUS® and EILEEN WEST™ as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military.
What are our product lines?
Our primary products consist of belts and small leather goods such as wallets. Our products and their percentages of fiscal 2006 total net sales were:

Belts	53.3%
Small leather goods	18.0
Gift accessories	7.9
Socks	6.1
Cold weather goods	3.7
Handbags and hats	3.6
Other products	7.4

100.0%

We are organized along men’s and women’s product lines with two reportable segments: (1) men’s accessories and (2) women’s accessories. Men’s and boys’ products were 60.9% of our net sales during fiscal 2006 and women’s products were 39.1%. We also organize our customer relationship management functions along these same product lines.

Belts
We, along with our predecessors, have been manufacturing and marketing belts for over 85 years, and belts remain our largest single product category representing 53.3%, 53.8%, and 54.6% of net sales in fiscal 2006, 2005, and 2004, respectively. We compete in all four categories of the belt market: casual, work, dress, and fashion. In fiscal 2006 we manufactured 31% of the men’s belts we distributed and imported the balance, including all women’s belts, from China, Guatemala, and other countries.
Men’s belt sales in 2006 declined $2.5 million and women’s belt sales increased $4.6 million, resulting in an overall increase of $2.1 million, or 1.8% in total belt sales compared to fiscal 2005. Fiscal 2006 sales of men’s and boys’ belts totaled $88.9 million, which accounted for 73.3% of our $121.2 million in belt sales, and sales of women’s and girls’ belts were $32.3 million, or 26.7% of our belt sales. Total belt sales in fiscal 2005 and 2004 were $119.1 and $117.6 million, respectively.
Small Leather Goods
Our small leather goods consist primarily of men’s and women’s wallets sold under licensed, private, and proprietary brands. They are primarily sourced from manufacturers in foreign countries, such as China, due to the labor-intensive nature of manufacturing small leather goods and the relatively low cost of labor in those countries. Sales of small leather goods were $41 million, or 18.0% of our net sales in fiscal 2006. Sales of small leather goods were 18.9% of our fiscal 2005 sales and 21.1% of fiscal 2004 sales.
In fiscal 2006 sales of men’s and boys’ small leather goods were $18.5 million, or 45.1% of our total small leather goods sales, and sales of women’s and girls’ small leather goods were $22.5 million, or 54.9% of the total.
Other Accessories
In addition to belts and small leather goods, we distribute accessories such as women’s handbags, neckwear, sporting goods accessories, and gift accessories. Other accessories, which complement our core belt and small leather goods products, are marketed under our proprietary, licensed, and private brands. These products are manufactured according to our design specifications by foreign and domestic suppliers. Other accessories, which accounted for 28.6%, 27.3%, and 24.3% of our net sales in fiscal 2006, 2005, and 2004, respectively, were (in millions):

	2006	2005	2004
Gift accessories	$17.9	$13.6	$—
Socks	14.0	12.1	17.0
Cold weather goods	8.4	6.4	6.8
Handbags and hats	8.1	10.6	18.3
Other products	16.7	17.7	10.4

	$65.1	$60.4	$52.5

What brands do we sell?
Our sales by brand type in fiscal 2006 were (in millions):

Type	Net Sales
Private brands	$122.8	54.0%
Proprietary brands	72.2	31.8
Licensed brands	32.3	14.2

	$227.3

Private Brand Products
In fiscal 2006 private brand products accounted for $122.8 million, or 54% of our net sales. In a private brand program we are responsible for designing, manufacturing, and delivering unique products for select customers according to the customer’s individual requirements. These programs offer our customers exclusivity and pricing control over their products, both of which are important factors in the retail marketplace. We believe our flexible sourcing capabilities, advanced electronic inventory management and replenishment systems, and design, product development, and merchandising expertise provide retailers with a superior alternative to direct sourcing of their private brand products.

Our principal private brand programs include those for leading retailers such as Wal-Mart, Target, JCPenney, Sears, and Payless ShoeSource.
Our principal private brand programs also include nationally recognized private brand names such as Faded Glory®, Meeting Street®, No Boundaries®, St. John’s Bay®, Mossimo®, Metro 7®, and Cherokee®.
Exclusive License Agreements
We have been awarded exclusive license agreements for several well recognized brands, including Dockers®, Levi’s®, Levi Strauss Signature™, Jones New York®, Haggar®, Woolrich®, Jordache®, Eileen West™, and totes® gift accessories.
In June 2006 we entered into an agreement giving us the exclusive right to design, manufacture, and sell in the United States and Canada women’s handbags, personal leather goods such as wallets, and belts using the Eileen West™ trademark. These products will be available beginning in the fall of 2007.
Generally our license agreements cover specific products and require us to pay annual royalties ranging from 3% to 8% of net sales based on minimum sales quotas or sales. The terms of the agreements are typically four to ten years, with options to extend the terms, provided certain sales or royalty minimums are achieved. For fiscal 2006 sales of our licensed products accounted for $32.3 million, or 14.2% of our net sales. Sales of totes® gift accessories were $13.5 million, or 6.0% of our net sales, and the combined sales related to all of our Levi Strauss license agreements were $12.7 million, or 5.6% of our net sales. No sales associated with any other individual license agreement accounted for more than 5% of net sales.
Proprietary Brands
In addition to our licensed and private brands, we produce and market products under our own registered trademarks and trade names. We own leading and well recognized trademarks such as Rolfs®, Amity®, Canterbury®, Tiger®, Accessory Design Group®, Prince Gardner®, Princess Gardner®, and ETON®. We intend to build on the success of our proprietary brand portfolio by pursuing additional ownership opportunities and expanding the assortment of products we offer and the retail channels we serve with our proprietary brands. Net sales under our proprietary brands were $72.2 million, or 31.8% of our net sales in fiscal 2006.
Distribution Of Our Key Brands
Our key brands and each brand’s targeted distribution channels and primary products are:

Brand	Distribution Channel	Products
Dockers®	National chain stores	Belts
	Department stores	Handbags
	Specialty stores	Small leather goods

Levi’s®	National chain stores	Belts
	Department stores	Small leather goods
Specialty stores

Levi Strauss Signature™	Mass merchants	Belts
	National chain stores	Small leather goods Casual multipurpose bags

Jones New York®	Department stores	Belts
	Specialty stores	Small leather goods

Rolfs®	Department stores	Small leather goods
Specialty stores

Haggar®	National chain stores	Belts
	Department stores	Small leather goods
Catalogs

Brand	Distribution Channel	Products
Jordache®	National chain stores	Belts

Canterbury®	Specialty stores	Belts
	Golf pro shops	Small leather goods

Prince Gardner®	National chain stores	Small leather goods
Specialty stores

Princess Gardner®	National chain stores	Small leather goods
Specialty stores

Amity®	Mass merchants	Small leather goods
National chain stores

Coletta®	Mass merchants	Handbags
National chain stores

Accessory Design Group®	Mass merchants	Belts
	National chain stores	Women’s accessories

Tiger®	Mass merchants	Belts
National chain stores

Stagg®	Mass merchants	Belts
	National chain stores	Small leather goods

ETON®	Department stores	Gift accessories
Specialty stores

totes®	Department stores	Gift accessories
Specialty stores

Surplus®	National chain stores	Belts
Small leather goods
Gift accessories

Eileen West™	Department stores	Belts
	Specialty stores	Small leather goods
Handbags
What are our channels of distribution?
We sell our products to a variety of retail outlets, including:

Department stores	E-commerce websites
Specialty chains	National chain stores
Mass merchants	Outlet stores
United States military retail exchange operations	Off-price stores
Golf pro shops	Sporting goods stores
Supermarkets	Individual specialty stores
Uniform stores	Catalog retailers
TV shopping networks	Shoe stores
Drug stores	Wholesale clubs
Office supply stores	Premium markets

Who are our customers?
We maintain strong relationships with various major retailers in the United States and Canada, including:

Department Stores	National Chains	Mass Merchants
Federated/Macy’s	JCPenney (U.S. and Mexico)	Wal-Mart (U.S., Canada and Mexico)
Belk	Kohl’s	Target
Saks, Inc.	Goody’s	Shopko/Pamida
Dillard’s	AAFES	Fred Meyer
Bon-Ton/Carson’s	Mervyn’s	K Mart
Stage	Casual Male	Zellers (Canada)
Nordstrom	Sears (U.S. and Canada)	Meijer
Gottschalk’s	Stein Mart
The Bay (Canada)	TJ Maxx
Marshall’s
Moore’s (Canada)
For fiscal 2006 and 2005, Wal-Mart accounted for 39% and 38% of our net sales, respectively, and Target accounted for 12% and 13%, respectively. No other customer accounted for 10% or more of our total net sales. In fiscal 2006 our top ten customers accounted for 75.2% of net sales.
How do we maintain strong customer relations?
We believe our success is due in large part to our strong customer relationships, strong sales and marketing organization, and superior customer service. Factors which help facilitate these characteristics include our “quick response” distribution, vendor inventory management services, electronic data interchange capabilities, and expertise in the communication of fashion and lifestyle concepts through product lines and innovative point-of-sale presentations. We develop and manage our accounts through the coordinated efforts of senior management, regional managers, account executives, and an organization of salespeople and independent sales representatives. Members of our senior management or senior account executives manage our relationships with certain of our national accounts such as Wal-Mart, Target, JCPenney, Kohl’s, Federated/Macy’s, Belk, Saks, Inc., Dillard’s, and the Sears Holdings companies.
We maintain in-store customer service relationships with various specialty stores, national chain stores, and major department stores. We have a team of more than 126 sales associates in the United States and 14 sales associates in Canada. These sales associates are organized on a regional basis and supervised by regional sales managers. Sales associates are responsible for overseeing accounts within a defined geographic territory, developing and maintaining business relationships with their respective customers, preparing and conducting line presentations, and assisting customers in the implementation of programs at the individual store level. In addition, sales associates may, depending on the needs of an individual customer, assist in the maintenance and presentation of merchandise on the selling floor. Our regional sales organization is supported by account executives. Sales personnel, other than senior managers, generally are compensated based on a combination of salary and commission.
Did we have firm backlog orders for fiscal 2006 and the prior fiscal year?
We had a backlog of firm orders at June 30, 2006 and 2005 totaling $25.2 million and $10.2 million, respectively. The current year increase is due to earlier placement of gift accessory orders for the 2006 holiday season. Whether we can fill our backlog orders generally is dependent on product availability. Historically the amount of unfilled backlog orders has been immaterial. The backlog at June 30, 2006 may not be indicative of future results.

How do we merchandise and develop our products?
Senior managers are responsible for generating profitable performance results by developing, planning, selling, and implementing merchandise programs for their accounts. Individual senior managers develop and maintain business relationships with customers’ buyers and merchandise managers. Senior managers also develop and propose comprehensive programs relating to product mix, pricing, and fixturing, and they assist customers’ buyers and merchandise managers in the implementation of these programs. We coordinate the implementation of marketing programs through the efforts of senior and regional managers. Senior and regional managers are compensated based on a combination of salary and bonus tied to various measures of profitability and sales performance.
Our product development and merchandising professionals work closely with our customers, suppliers, and licensors to interpret market trends, develop new products, and create and implement comprehensive merchandising programs which consist of packaging, point-of-sale, fixturing, and presentation materials. We believe our ability to design all of our products internally represents a significant competitive advantage because retail customers have become increasingly reliant on the design and merchandising expertise of their suppliers.
What is our competitive position?
Competition in the fashion accessories industry is intense. The accessories market is highly fragmented and we believe we are one of the largest competitors in the accessories industry. Based on our analysis, we have found that the sectors of the accessories industry we serve have grown at an average annual rate of 3-5% in recent years. In our opinion this growth has resulted from:
•	trends toward more casual attire which has increased demand for accessories outside the traditional dress category;

•	increased consumer awareness of branded accessories as a fashion and lifestyle statement; and

•	a desire for newness and change in accessories styles.
As a result of consolidation in the retail industry, retailers have increasingly chosen to consolidate their suppliers to a core group of companies that have the resources and expertise to meet the retailers’ increasing demands. We believe we are well positioned to continue to capitalize on these market trends.
Our ability to remain competitive depends largely on our ability to maintain our customer relationships, create new designs and products, offer high quality merchandise at competitive prices, and maintain adequate inventory levels. Our primary competitors are:

Product Segment	Primary Competitors
Men’s and Boys’ Belts	Swank, Randa/Humphreys, Cipriani, and Fossil
Men’s Wallets	Buxton, Randa/Humphreys, Mundi, Fossil, Swank, and Cipriani
Women’s and Girls’ Belts	Cipriani, Liz Claiborne, Circa, Accessory Network, and Fossil
Women’s Handbags	Nine West, Liz Claiborne, Kenneth Cole, and Fossil
Women’s Small Leather Goods	Buxton, Mundi, Fossil, Liz Claiborne, and Nine West
We compete on the basis of customer service, brand recognition, product quality and price. We believe our ability to compete successfully is based on our strong customer relationships, superior customer service, strong national brand portfolio, national distribution capabilities, proprietary inventory management systems, flexible sourcing, and product design and innovation.
How do we seek to grow our business?
We seek to increase our sales and earnings through a variety of means, including organic growth from increased sales through our current operating units, as well as growth through the acquisition of assets and similar businesses. Since our incorporation in Delaware on November 1, 1990, we have acquired numerous businesses. Our most recent acquisition was in July 2004 when we acquired Superior Merchandise Company (sometimes referred to as “Superior” or “ETON”) which markets and distributes men’s and women’s gift accessories under the ETON® and licensed totes® brands.

Where and how do we manufacture our products?
Our manufacturing facilities are located in Yoakum, Texas and Scarborough, Ontario, Canada. These facilities have the capacity to manufacture approximately 6.7 million belts per year. During fiscal 2006 our manufacturing facilities operated at 83% of capacity. We continually seek to increase the automation of our manufacturing operations. We believe we are one of the lowest-cost domestic belt producers because of our automated equipment, large production volumes, and economies of scale in raw materials and finished goods sourcing.
In fiscal 2006 we sourced certain finished products representing 86.1% of our net sales from both domestic and foreign manufacturers. We have strong relationships with a number of high-quality, low-cost foreign manufacturers who provide particularly labor-intensive products, such as small leather goods, manufactured to our specifications.
Is our business seasonal?
Our quarterly sales and operating results have a seasonal increase in the fall (our first and second fiscal quarters) as a significant portion of the ETON® gift accessories sales are for the winter holiday season. Our quarterly net sales and income, as percentages of the totals for the year, were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales
Fiscal 2006	26.8%	32.5%	20.0%	20.7%
Fiscal 2005	27.3	33.4	19.9	19.4

Net income (loss)
Fiscal 2006	42.4%	58.8%	(171.0)%	(30.2)%
Fiscal 2005	70.6	107.6	(25.0)	(53.2)
What are the sources and availability of our raw materials?
Our raw materials requirements are limited to materials used in the manufacture of men’s belts, the only product we manufacture ourselves. These raw materials consist primarily of leather hides and hardware, such as buckles, and are readily available from a variety of foreign and domestic sources. As a result we have not experienced any significant disruption of product flow based on our raw materials needs.
Are we subject to governmental regulations?
Many of our products are manufactured outside of the United States. Accordingly, foreign countries and the United States may from time to time modify existing quotas, duties, tariffs, or import restrictions, or otherwise regulate or restrict imports in a manner which could be material and adverse to us. In addition, economic and political disruptions in Asia and other parts of the world from which we import goods could have an adverse effect on our ability to maintain an uninterrupted flow of products to our major customers.
Due to the fact that we sell our products to the retail exchange operations of the United States military, and thus are a supplier to the federal government, we must comply with all applicable federal statutes. Historically we have not made any material modifications or accommodations as a result of government regulations.
How many employees do we have?
We employed 1,160 people as of June 30, 2006. We believe employee relations are generally good.

What role does intellectual property play in our business?
We believe our trademarks, licenses to use certain trademarks, and our other proprietary rights in and to intellectual property are important to our success and our competitive position. We seek to protect our designs and intellectual property rights against infringement. We devote considerable resources to the establishment and protection of our intellectual property on a nationwide basis and in selected foreign markets. Our trademarks remain valid and enforceable as long as the marks are used in connection with our products and services and the required registration renewals are filed.
What are our working capital practices?
We do not enter into long-term agreements with any of our customers. Instead we enter into a number of purchase order commitments for each of our lines every season. Due to the time required by our foreign suppliers to produce and ship goods to our distribution centers, we attempt, based on internal estimates, to carry on-hand inventory levels necessary for the timely shipment of initial and replenishment orders for men’s and women’s accessories. A decision by the customer’s buyer for a group of stores or any significant customer, whether motivated by competitive conditions, financial difficulties, or otherwise, to significantly change the amount of merchandise they purchase from us, or to change the manner of doing business with us, could have a significant effect on our financial condition and results of operations. However, this exposure is mitigated because we sell our products to a variety of retail partners throughout the United States and Canada.
What financial information about our business segments and geographic areas of operation is available?
Financial information about our segments’ operations and assets is incorporated herein by reference to Note 16 of the notes to consolidated financial statements included in Item 8 of this Annual Report.
Where can investors access additional information about Tandy Brands?
Our website address is www.tandybrands.com. Information about our corporate governance, including our Code of Conduct, is on the website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 filed by our officers, directors, and stockholders holding 10% or more of our common stock, and all amendments to those reports are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). You also may read and copy any reports, proxy statements, or other information that we file with the SEC at the SEC’s public reference room at 450 Fifth Street N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the operation and location of the public reference room. Our SEC filings also are available to the public free of charge at the SEC’s website at www.sec.gov.
ITEM 1A — RISK FACTORS
In evaluating our business you should carefully consider the risk factors discussed below in addition to the other information in this Annual Report. Any of these factors could materially and adversely affect our business, results of operations, and financial condition. These factors are provided for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to identify or predict all such factors and, therefore, you should not consider theses risks to be a complete statement of all the uncertainties we face.
Risks Relating To Our Business
A significant portion of our sales are to a few major customers.
Ten customers accounted for 75.2% of our fiscal 2006 net sales, including Wal-Mart and Target which accounted for 39% and 12%, respectively, of our net sales. A decision by Wal-Mart, Target, or any other major customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us, or to change their manner of doing business with us, could have a material adverse effect on our results of operations and financial position.

We do not maintain long-term contracts with our customers and are unable to control their purchasing decisions.
Like most companies in our industry, we do not maintain long-term contracts with our customers. As a result, we have no contractual leverage over their purchasing decisions. A determination by a major customer to decrease the amount of products it purchases or to discontinue carrying our products could have a material adverse effect on our operations.
Direct sales to customers by suppliers could negatively impact our sales.
Certain third-party manufacturers have increasingly marketed and sold products to retailers directly, instead of through companies such as ours. While we believe we provide significant value-added services through our design programs and our ability to tailor products for specific customers and demographic groups, if our customers decide to increase their level of purchases directly from third-party manufacturers, our sales could be negatively impacted.
We extend unsecured credit to our customers and are subject to potential financial difficulties they may face.
We extend credit to our department and retail store customers based on an evaluation of their financial condition and generally do not require collateral from our customers. If a customer experiences financial difficulties, we may need to curtail our sales to that customer or be subject to increased risk of nonpayment. If we are unable to collect our accounts receivable from a distressed customer, our operating results would be negatively impacted.
The loss of certain of our license agreements could result in the loss of significant sales.
Our fiscal 2006 net sales included $32.3 million of licensed brand name sales, including $13.5 million of totes® gift accessories and $12.7 million under Levi Strauss license agreements. If we fail to comply with the terms of our license agreements, or to protect against infringement, such failure could have a material adverse effect on our business. In addition, certain of our license agreements require minimum royalty payments, regardless of the level of sales of the licensed products. In the event royalty commitments under these agreements exceed the revenues generated by sales of the licensed products, our operating results would be negatively impacted.
Manufacturing and distribution problems could delay product shipments.
One of our manufacturing facilities produced 13.9% of our fiscal 2006 net sales. Disruption of its production because of utility shortages, environmental effects, or property damage could adversely affect our ability to meet customers’ procurement requirements.
Our manufacturing, inventory management, and product distribution processes are highly dependent on the computer hardware and software which support these functions. Extended electric power, telecommunication, or internet outages, or a catastrophic loss of the hardware and software, could preclude timely production and delivery of products to our customers and result in a loss of sales.
The loss of, or problems with, third-party manufacturers could adversely impact our operations.
A majority of our products are produced by independent, third-party manufacturers, primarily in China. We have no long-term contracts with these manufacturers and conduct business on a purchase-order basis. We compete with other companies for the production capacity and facilities of these manufacturers. Our future success depends on our ability to maintain relationships with our current suppliers and to identify other suppliers and develop relationships with those who can meet our quality and manufacturing standards.

Our business is dependent on our ability to maintain proper inventory levels.
In order to meet the demands of our customers, we must maintain certain levels of inventory of our products. If our inventory levels exceed customer demand, we may be required to write-down unsold inventory or sell the excess at discounted or close-out prices. Such actions could significantly impact our operating results and could result in the diminution of the value of our brands. If we underestimate consumer demand for our products or if we are not able to obtain or produce products in a timely manner, we may experience inventory shortages. If we are unable to fill customer orders, our relationships with our customers could be damaged and our business could be adversely affected. See “Our business is highly subject to consumer preferences and fashion trends.” below.
Increases in the market price of leather could negatively affect our operating results.
Belts comprised 53.3% of our fiscal 2006 net sales and a significant percentage of them are manufactured from leather by us (31% of our belt sales in the last year) and foreign suppliers. If leather costs increased, and we were not able to increase our selling prices, our gross margin and operating results would be materially impacted.
Risks Relating To Our Industry
Our business is highly subject to consumer preferences and fashion trends.
Our industry is driven largely by fashion trends and consumer preferences and our success is dependent on our ability to anticipate and respond to these factors. While we devote considerable time and resources to gauging consumer, lifestyle, and fashion trends which affect the accessories market, any failure on our part to identify and respond to relevant trends could adversely affect acceptance of our products and brands and adversely impact our sales. If we fail to properly gauge fashion and consumer trends, we could be faced with a significant amount of finished goods inventory which might only be sold at distressed prices. See “Our business is dependent on our ability to maintain proper inventory levels.” above.
Our industry is highly competitive and subject to pricing pressures that could adversely affect our financial position.
The accessories industry is highly fragmented and highly competitive. We compete with numerous manufacturers, importers and distributors who may have greater resources and our results of operations and market position may be adversely affected by our competitors and their competitive pressures. In addition, from time to time, we must adjust our prices to respond to industry-wide pricing pressures. Our financial performance could be negatively impacted by these pricing pressures if we are forced to reduce prices and cannot also reduce production costs, or if our costs increase and we cannot increase our prices.
Our industry is highly subject to economic cycles and retail industry conditions.
Our business is highly subject to general economic cycles and retail industry conditions. When general economic conditions are lower, consumers are often hesitant to use discretionary income to purchase fashion accessories. Any significant declines in general economic conditions or uncertainties regarding future economic prospects that may affect consumer spending habits could adversely affect our business.
Consolidation in the retail industry may negatively impact our operations.
There has been a significant amount of consolidation in the retail industry in recent years. This consolidation may result in factors which could negatively impact our business, such as:
•	store closures;

•	increased customer leverage over suppliers, resulting in lower product prices or lower margins;

•	tighter inventory management on the part of the customer, resulting in lower inventory levels and decreased orders; and

•	a greater exposure to customer credit risk.

Risks Relating To International Operations
We source many of our products from foreign countries.
Our transactions with our foreign manufacturers and suppliers are subject to the risks of doing business abroad, including potential political and economic disruptions. Imports into the United States (both finished goods and raw materials) could be affected by, among other things, the cost of transportation and imposition of import duties and restrictions. The United States, Canada, China, and other countries in which our products are manufactured could impose new quotas, tariffs, or other restrictions, or adjust presently prevailing quotas, duty, or tariff levels, which could affect our operations and our ability to import products at current or increased levels.
Fluctuations in foreign currencies could adversely impact our financial condition.
We generally purchase our products in transactions utilizing U.S. dollars. Because we acquire a significant amount of our products from foreign countries, the cost of those products may be impacted by changes in the value of the currency of the source country. Changes in the value of the Chinese Yuan, in particular, may have a material impact on our costs due to our reliance on Chinese manufacturing operations. Changes in the currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. We do not use forward contracts to mitigate foreign currency risks.
Risks Relating To Our Company
Our business depends on a limited number of key personnel with whom we do not have employment agreements. The loss of any one of these individuals could disrupt our business.
Our continued success is highly dependent upon the personal efforts and abilities of our senior management, including Britt Jenkins, our Chief Executive Officer. We do not have employment contracts with, or maintain key-person insurance on the lives of, any of these officers, and the loss of any one of them could disrupt our business.
We are dependent on the creative talent of our designers and the effectiveness of our sales personnel.
Sales of our products are highly dependent on their marketplace acceptance, which is driven by current styles and fashion trends, and our marketing abilities. If we were unable to hire and retain employees having exceptional creative talent and marketing skills, our sales would be adversely affected.
The failure to successfully integrate future acquisitions could negatively impact our business.
We have in the past, and intend in the future, to expand our business through the acquisition of other companies or product lines. The addition of new companies or product lines requires the integration of management philosophies and personnel, standardization of programs, realization of operating efficiencies, and effective coordination of sales and marketing and financial reporting efforts. In addition, acquisitions in general are subject to a number of special risks, including adverse short-term effects on our reported operating results, diversion of management’s attention, and unanticipated problems or legal liabilities. Acquired businesses also may not provide us with anticipated increased business opportunities or growth.
The requirements of complying with the Exchange Act and the Sarbanes-Oxley Act may strain our resources.
We are subject to the reporting requirements of the Securities Exchange Act of 1934 (“Exchange Act”) and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). These requirements may place a strain on our resources. The Exchange Act requires that we file with the Securities and Exchange Commission annual, quarterly, and current reports about our business and its financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, corporate governance standards, and internal controls over financial reporting. Section 404 of the Sarbanes-Oxley Act requires that, in the future, management document and test our internal control over financial reporting and provide management’s conclusion based on the test.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
We own and lease numerous facilities throughout the United States and lease facilities in Canada and Hong Kong. Currently we lease our corporate offices located in Arlington, Texas. We believe our properties are adequate and suitable for the particular uses involved. The following table summarizes our properties:

Form of
Facility Location	Use	Ownership
Yoakum, Texas (4 facilities)	Leather product manufacturing, product distribution, and administrative offices	Own
West Bend, Wisconsin	Distribution of small leather goods and handbags	Own
Scarborough, Ontario, Canada	Manufacture and distribution of leather goods	Lease
Dallas, Texas	Distribution of women’s accessories	Lease
Arlington, Texas	Corporate offices	Lease
New York, New York	Office space	Lease
Birmingham, Alabama	Office space	Lease
Minneapolis, Minnesota	Office space	Lease
New Orleans, Louisiana	Office space	Lease
Hong Kong	Office space	Lease
The total space we owned, leased, and occupied as of June 30, 2006, was as follows:

	Square Feet
	Owned	Leased	Total
Warehouse and Office	506,000	267,000	773,000
Factory	60,000	27,000	87,000

Total	566,000	294,000	860,000

ITEM 3 — LEGAL PROCEEDINGS
We are not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to our business.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
What is the principal market for our common stock?
The principal market for our common stock is The NASDAQ Global Market where it is listed under the symbol “TBAC.” The high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported on NASDAQ were:

	Fiscal 2006		Fiscal 2005
Quarter Ended	High	Low	High	Low
September 30	$12.00	$10.23	$14.45	$12.76
December 31	$12.30	$10.77	$14.84	$13.74
March 31	$12.10	$9.93	$15.01	$13.02
June 30	$10.85	$9.78	$14.99	$10.43
How many common stockholders do we have?
As of September 21, 2006 we had approximately 693 stockholders of record.
Did we declare any cash dividends in fiscal 2006 or the prior fiscal year?
We declared and paid the following dividends:

			Dividend
Declaration Date	Record Date	Payable Date	Per Share
Fiscal 2006

August 16, 2005	September 30, 2005	October 20, 2005	$0.0275
October 18, 2005	December 30, 2005	January 20, 2006	$0.0275
January 12, 2006	March 31, 2006	April 20, 2006	$0.0275
April 18, 2006	June 30, 2006	July 20, 2006	$0.0275
Fiscal 2005

August 12, 2004	September 30, 2004	October 19, 2004	$0.0275
December 2, 2004	December 31, 2004	January 20, 2005	$0.0275
February 8, 2005	March 31, 2005	April 20, 2005	$0.0275
April 21, 2005	June 30, 2005	July 20, 2005	$0.0275
We expect quarterly dividends will continue to be paid in fiscal 2007. On August 16, 2006 our board of directors declared a dividend of $0.0275 per share payable on October 20, 2006 to stockholders of record as of September 30, 2006. The payment of dividends in the future will be at the sole discretion of our board of directors and will depend on our profitability, financial condition, capital needs, future prospects, contractual restrictions, and other factors deemed relevant by our board of directors.

How many shares of common stock are authorized for issuance under our equity compensation plans?
The following table provides information regarding the number of shares of our common stock that may be issued on exercise of outstanding stock options or purchased by employees under our existing equity compensation plans as of June 30, 2006. These plans are:
1993 Employee Stock Option Plan
1997 Employee Stock Option Plan
Nonqualified Formula Stock Option Plan for Non-Employee Directors
Nonqualified Stock Option Plan for Non-Employee Directors
2002 Omnibus Plan
1995 Stock Deferral Plan for Non-Employee Directors
Stock Purchase Program
Nonqualified stock option agreements with certain nonemployee directors.

	(A)	(B)	(C)
	Number of Securities		Number Of Securities Remaining
	To Be Issued Upon	Weighted-Average	Available For Future Issuance
	Exercise Of	Exercise Price Of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants And Rights	Warrants And Rights	Reflected In Column (A))
Equity Compensation Plans Approved by Stockholders	739,203 (1)	$11.85 (2)	939,367	(3) (5)
Equity Compensation Plans Not Approved by Stockholders	15,000 (4)	$6.09	—
Total	754,203	$11.73 (2)	939,367

(1)	Includes options to purchase common stock:

1993 Employee Stock Option Plan — 1,800 shares;

1997 Employee Stock Option Plan — 316,057 shares;

Nonqualified Formula Stock Option Plan for Non-Employee Directors — 66,591 shares;

2002 Omnibus Plan — 328,292 shares; and

1995 Stock Deferral Plan for Non-Employee Directors — 26,463 shares of common stock issuable upon settlement of phantom stock units.

(2)	Calculation of weighted-average exercise price does not include phantom stock units credited to participants’ accounts under the 1995 Stock Deferral Plan for Non-Employee Directors.

(3)	Includes 434,443 shares of common stock issuable under the 2002 Omnibus Plan and 23,537 shares of common stock issuable under the 1995 Stock Deferral Plan for Non-Employee Directors. Upon adoption of the 2002 Omnibus Plan by our stockholders at our 2002 annual stockholders’ meeting, the number of shares authorized and reserved for issuance under our previously existing stock option plans were transferred to the 2002 Omnibus Plan and are presently authorized and reserved for issuance under that plan. All shares of common stock authorized and reserved for issuance on the exercise of outstanding stock options under our previous stock option plans and the 2002 Omnibus Plan will, on the cancellation or expiration of any such stock options, automatically be authorized and reserved for issuance under the 2002 Omnibus Plan.

(4)	Options to purchase an aggregate of 15,000 shares of common stock under nonqualified stock option agreements for non-employee directors dated October 16, 2001 with Dr. James F. Gaertner (4,250), Gene Stallings (4,250), Roger R. Hemminghaus (2,500), and Colombe M. Nicholas (4,000). These options became fully vested six months after the grant date and expire on October 16, 2011.

(5)	Includes 481,387 shares of common stock issuable under the Stock Purchase Program. The Stock Purchase Program is open to all full-time employees who have been employed at least six months, but less than one year, or who have been employed one year or more and are contributing to the Tandy Brands Accessories, Inc. Employees Investment Plan. Under the Stock Purchase Program participants may contribute 5% or 10% of their earnings and we match 25% or 50% of each participant’s contribution depending on their length of employment or other considerations. The Stock Purchase Program purchases treasury stock, if available, or unissued common stock directly from the Company at monthly average market prices. The participant’s shares are fully vested upon purchase and the participant may withdraw from the Stock Purchase Program at any time. The shares purchased under the Stock Purchase Program are distributed to participants annually.
Did the company repurchase any shares of common stock during the fourth quarter of fiscal 2006?
The following table provides information about repurchases of shares of common stock made by us during the quarter ended June 30, 2006. Of the total shares purchased, 9,552 were received in payment of the option price upon exercise of stock options. The remaining shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan.

			Total Number Of	Maximum Number
	Total		Shares Purchased	Of Shares That May
	Number	Average	As Part Of Publicly	Yet Be Purchased As
	Of Shares	Price Paid	Announced Plans	Part Of The Plans
Period	Purchased	Per Share	Or Programs	Or Programs
April 1, 2006 to April 30, 2006	185	$10.48	N/A	N/A
May 1, 2006 to May 31, 2006	9,739	$10.60	N/A	N/A
June 1, 2006 to June 30, 2006	478	$10.33	N/A	N/A
Total	10,402	$10.58	N/A	N/A

ITEM 6 — SELECTED FINANCIAL DATA
Selected Financial Data
(in thousands except per share amounts)

	Year Ended June 30
	2006 (1)	2005	2004	2003 (2)	2002 (2)
Net sales	$227,323	$221,232	$215,420	$224,487	$205,769
Gross margin	68,871	81,233	75,285	78,088	72,063
Operating (loss) income	(2,405)	7,386	13,711	15,371	13,385
Interest expense	2,057	1,222	2,357	2,833	3,152
Net (loss) income	(3,462)	3,987	6,952	7,011	6,177
(Loss) earnings per common share	(0.52)	0.63	1.12	1.18	1.07
(Loss) earnings per common share assuming dilution	(0.52)	0.61	1.09	1.16	1.06
Cash dividends declared per common share	0.11	0.11	0.10	—	—
Working capital	86,530	86,625	80,684	88,416	77,476
Total assets	138,944	150,762	134,623	147,120	132,037
Long-term debt	14,000	16,055	10,000	30,000	30,000
Stockholders’ equity	104,839	105,430	98,948	89,188	79,923

(1)	Information about discontinued product line inventory, associated packaging costs, and severance payments and a goodwill impairment charge and their impact on fiscal 2006 is incorporated herein by reference to Notes 4 and 5 of the notes to consolidated financial statements included in Item 8 of this Annual Report

(2)	Fiscal 2003 net income was reduced $581,000, or $0.10 per share, by the cumulative effect of the accounting change from adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Fiscal 2002 net income would have been $622,000, or $0.11 per share, greater if the accounting change had been made prior to that year.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
This Item 7 should be read in the context of the information included elsewhere in this Annual Report including our consolidated financial statements and accompanying notes in Item 8 of this Annual Report.
Overview
Our Company and our corresponding customer relationships are organized along men’s and women’s product lines. As a result we have two reportable segments: (1) men’s accessories, consisting of belts, wallets, gift accessories, neckwear, sporting goods, and small leather accessories; and, (2) women’s accessories, consisting of belts, wallets, and handbags. The table below presents sales and gross margin data for our reportable segments (in thousands of dollars). Other financial information about our segments is incorporated herein by reference to Note 16 of the notes to consolidated financial statements included in Item 8 of this Annual Report.

		Increase		Increase
	2006	(Decrease)	2005	(Decrease)	2004
Net sales:
Men’s accessories	$138,515	2.9%	$134,584	18.5%	$113,558
Women’s accessories	88,808	2.5	86,648	(14.9)	101,862

	$227,323	2.8	$221,232	2.7	$215,420

Gross margin:
Men’s accessories	$51,157	(5.2)%	$53,941	21.6%	$44,360
Women’s accessories	17,714	(35.1)	27,292	(11.7)	30,925

	$68,871	(15.2)	$81,233	7.9	$75,285

Gross margin percent of sales:
Men’s accessories	36.9%		40.1%		39.1%
Women’s accessories	19.9		31.5		30.4
Total	30.3		36.7		34.9
Our sales are generally affected by changes in demand for our product categories (volume) as well as customer allowances and returns. Sales volume also can impact our gross margins in terms of product mix between mass merchant retailers which typically sell product at lower price points than department stores and specialty retailers. The components of our cost of goods sold and selling, general and administrative expense (“SG&A”) are described in Note 2 of the notes to consolidated financial statements included in Item 8 of this Annual Report and incorporated herein by reference. We include the costs related to our distribution network in SG&A while others may include all or a portion of such costs in their cost of goods sold. Consequently, our gross margins may not be comparable to others.
The following table presents product line net sales by each of our segments (in thousands of dollars).

2006	Men’s		Women’s		Total
Belts	$88,879	64.2%	$32,350	36.4%	$121,229	53.3%
Small leather goods	18,500	13.4	22,502	25.4	41,002	18.0
Gift accessories	17,903	12.9	—	—	17,903	7.9
Socks	—	—	13,981	15.7	13,981	6.1
Cold weather goods	—	—	8,380	9.5	8,380	3.7
Handbags and hats	—	—	8,114	9.1	8,114	3.6
Other products	13,233	9.5	3,481	3.9	16,714	7.4

	$138,515		$88,808		$227,323

2005
Belts	$91,401	67.9%	$27,682	32.0%	$119,083	53.8%
Small leather goods	17,408	12.9	24,329	28.1	41,737	18.9
Gift accessories	13,655	10.2	—	—	13,655	6.2
Socks	—	—	12,077	13.9	12,077	5.5
Cold weather goods	—	—	6,441	7.4	6,441	2.8
Handbags and hats	—	—	10,561	12.2	10,561	4.8
Other products	12,120	9.0	5,558	6.4	17,678	8.0

	$134,584		$86,648		$221,232

2004
Belts	$87,226	76.8%	$30,390	29.8%	$117,616	54.6%
Small leather goods	18,329	16.2	27,018	26.5	45,347	21.1
Socks	—	—	16,977	16.7	16,977	7.9
Cold weather goods	—	—	6,809	6.7	6,809	3.2
Handbags and hats	—	—	18,303	18.0	18,303	8.4
Other products	8,003	7.0	2,365	2.3	10,368	4.8

	$113,558		$101,862		$215,420

The following table presents our segments’ selling, general and administrative and depreciation and amortization expenses, and our interest expense (in thousands of dollars).

		Increase		Increase
	2006	(Decrease)	2005	(Decrease)	2004
Selling, general and administrative expense:
Men’s accessories	$40,037	0.4%	$39,866	34.8%	$29,574
Women’s accessories	25,183	(10.4)	28,109	0.6	27,945

	$65,220	(4.1)	$67,975	18.2	$57,519

Depreciation and amortization:
Men’s accessories	$3,253	5.9%	$3,073	43.8%	$2,137
Women’s accessories	1,865	(4.5)	1,952	1.8	1,918

	$5,118	1.9	$5,025	23.9	$4,055

Interest expense	$2,057	68.3%	$1,222	(48.2)%	$2,357

Challenges And Opportunities
Fiscal 2006 was a difficult year as we took several important steps to improve our financial performance. As the year progressed, we took a hard look at how to improve overall efficiency and profitability, particularly in our women’s accessories segment. It was important for us to respond as the retail environment continued to change with increased competition, higher energy costs, and department store consolidations.
During the quarter ended March 31, 2006 we evaluated the level of contribution from each of our women’s product lines in order to improve operating performance. As a result we made the decision to exit from several women’s categories that were no longer profitable. Based on the findings of the study:
•	The women’s segment will focus on our core competencies of women’s and children’s belts, small leather goods, handbags, and gift accessories;

•	All other product categories in the women’s segment, including socks, cold weather accessories, fashion scarves, evening bags, and children’s accessories (excluding belts), have been discontinued, except for fulfilling existing orders and programs;

•	A $6.9 million provision was recorded in the third quarter ended March 31, 2006 to write down inventory and packaging to our best estimate of the market value that we expect will be realized; and

•	Thirty-three positions in our women’s Dallas distribution facility were eliminated in the discontinued product areas resulting in one-time payroll costs of approximately $200,000 in the third quarter.
As part of our restructuring efforts we continue to evaluate and modify our management team in order to improve results. We have placed experienced, capable leaders in key roles within our executive, design, and operations management.
2006 COMPARED TO 2005
Net Sales And Gross Margins
The fiscal 2006 net sales of our men’s and women’s accessories segments increased 2.9% and 2.5%, respectively, over fiscal 2005’s level resulting in $6.1 million of consolidated sales, or 2.8%, more than fiscal 2005. For the men’s accessories segment, fiscal 2006 sales, exclusive of gift accessories, were slightly less than the prior year as belt sales, which had increased significantly in the prior two years, were more in line with those of fiscal 2004. Most of the belt sales decline was offset by increased sales of small leather goods and other products, including men’s neckwear. Some of the expected growth in men’s accessories did not materialize because of a major customer’s decision to reduce its company-wide inventories. The ETON® gift accessories business sales increased by $4.2 million in fiscal 2006. Sales were dampened for our women’s accessories segment by competitive market pressures and weakened fashion accessory trends. While belt sales were up 16.9%, or $4.7 million, the gain was partly offset by the decline in sales of other products. Overall the women’s accessories segment sales gain for the year was derived from products which have been discontinued as we focus on products having higher profit margins.

Our overall gross margin for fiscal 2006 was 30.3% of net sales compared to 36.7% in 2005. Approximately 3 percentage points of this decline were attributable to the impact of the women’s segment provision for discontinued product line inventory and approximately 3.4 percentage points of the decline were attributable to product mix. The men’s accessories segment gross margin was off 3.2 percentage points as the result of more direct shipments of small leather goods which typically have lower margins as well as a $1.1 million inventory mark down provision in the fourth quarter. The women’s segment gross margin, excluding the effect of the discontinued inventory provision, was 3.8 percentage points lower from the effects of mass merchant sales at lower than normal margins in order to reduce excess inventory.
Direct shipments have lower gross margins because these goods are shipped from our suppliers to our customers and are not handled in our distribution centers, thereby reducing the general and administrative costs related to the sales. Any material changes in sales mix, such as higher mass merchant accessory sales or direct shipments, could lower our gross margin percentages during a particular season.
Operating Expenses
Fiscal 2006 SG&A expenses were $65.2 million compared to $68.0 million in 2005. The current year’s expenses were increased by share-based compensation of $470,000 due to our adoption of SFAS No. 123R on July 1, 2005 and payroll and inventory relocation expenses of $400,000 related to the restructuring of our women’s segment. The overall lower SG&A expenses were derived from reduced costs in our women’s segment due to consolidation of its mass merchant and department store businesses, as well as reductions in legal ($1,248,000), advertising ($599,000), and travel ($451,000) expenses. SG&A expenses for our men’s segment increased $171,000 as increases in distribution costs ($1,629,000), including a greater percentage of shared distribution center expenses, product development ($531,000), and royalties ($334,000) offset reductions in payroll ($773,000), advertising ($295,000), and other costs.
Based on the Company’s 2006 financial performance, our board of directors determined that (i) the salaries for fiscal 2007 for our President and Chief Executive Officer, Chief Financial Officer, and Vice President of Operations would remain at the levels established for fiscal 2006, (ii) equity compensation awards would not be granted to such officers and no bonuses will be paid to our executive officers for fiscal 2006, and (iii) the non-employee directors would not be granted equity awards.
Depreciation expense in our men’s accessories segment increased primarily as a result of property and equipment additions at our Yoakum, Texas facility (see the following “Liquidity and Capital Resources” discussion) while the women’s accessories segment depreciation declined because of asset retirements.
The $938,000 goodwill impairment charge in fiscal 2006 was the result of assessing the fair value of our women’s accessories segment because of changing business conditions for women’s mass market merchant sales.
Interest expense in fiscal 2006 was $835,000 more than fiscal 2005’s expense primarily due to our credit facility’s increasing interest rates, which ranged from 4.52% to 7.35% in fiscal 2006 compared to the range of 2.93% to 4.46% in fiscal 2005, and additional loan fees in connection with the amendments to our credit facility described in the following discussion of liquidity and capital resources.
The primary differences between the 34% federal statutory tax rate and the 19% benefit from the fiscal 2006 pretax loss are: 7.5% for the goodwill impairment charge that is not deductible for income tax purposes and 5.2% for state income taxes based on subsidiaries’ earnings that are not offset by the provision for discontinued product line inventory. The impaired goodwill arose from the stock purchase of Accessory Design Group in April 1992.
Summary
In fiscal 2006 the benefits of increased sales and reduced selling, general and administrative expenses were offset by the $7.3 million ($0.68 per share) charge related to our women’s segment discontinued product lines, associated packaging costs, and severance payments, and the $938,000 ($0.14 per share) goodwill impairment. The net loss for fiscal 2006 was $3.5 million, or $0.52 per share, compared to net income of $4.0 million, or $0.61 per diluted share, in fiscal 2005.

2005 COMPARED TO 2004
Net Sales And Gross Margins
Net sales in fiscal 2005 increased $5.8 million compared to fiscal 2004. The overall increase was primarily due to the sale of gift accessories by our ETON division, acquired on July 1, 2004. Net sales of men’s accessories increased $21.0 million compared to the prior year due to the addition of gift accessories from ETON, which added $13.7 million in net sales, as well as increased sales of men’s belts and small leather goods. Strengthening sales of neckwear and jewelry, added to our men’s product line in late 2004, also increased sales in fiscal 2005. Net sales of women’s accessories decreased $15.2 million due to reduced sales by both our mass merchant and department store businesses across all major product categories during fiscal 2005. The shortfall was due to downward pressures on women’s accessories replenishment, competitive market pressures at the department store level for handbags and small leather goods as well as changing trends in fashion accessories categories, such as straw bags, compared to the prior fiscal year.
During fiscal 2005 ETON recorded sales of $13.7 million, net of $6.3 million of discounts, returns and allowances. Included in that amount is a $465,000 reserve for sales returns at June 30, 2005. Due to the nature of ETON’s business, a significant percentage of sales in gift accessories occur during the holiday season. A reserve was recorded during that quarter for anticipated returns expected to occur during the following quarter.
Gross margins as a percentage of sales increased 1.8%, or $5.9 million, in fiscal 2005 compared to fiscal 2004. This increase was primarily due to a higher sales mix of men’s accessories, which includes the higher margin gift accessories business. Gross margins in our men’s division increased $9.6 million compared to the prior year. This increase offset the $3.6 million decrease in gross margins for women’s accessories which was due to higher than anticipated customer allowances requested by customers to offset their markdowns at retail in order to increase product sales.
Operating Expenses
Selling, general and administrative expenses increased $10.5 million in fiscal 2005 compared to fiscal 2004. The increase was due to $5.8 million of selling, general and administrative costs resulting from our acquisition of ETON which include the planned integration costs related to the operation of an additional facility in New Orleans, such as rent, wages, and other operating costs. During the third quarter of fiscal 2005 most of the expenses related to the New Orleans operations were phased out, with inventory and shipping operations relocated to our West Bend, Wisconsin facility. Commission expense increased by $800,000 due to the sales increase related to our acquisition of ETON. Total royalty expense for the year increased to $2.7 million compared to $1.4 million in fiscal 2004 due to payments for ETON royalties as well as increased royalty expense in our other divisions. Legal expense increased $1.2 million in fiscal 2005, which included a $680,000 charge related to an agreement to settle a legal dispute related to certain products produced by the company, compared to fiscal 2004. During the fourth quarter of fiscal 2005 severance costs of approximately $400,000 were incurred as a result of the ongoing restructuring in our women’s mass merchant and department store businesses. Other variable costs also increased due to the $5.8 million sales increase over the prior year. Also, during the second and fourth quarters of fiscal 2004, we recorded a bad debt recovery of $651,000 and $163,000, respectively, from a customer’s bankruptcy court settlement and payment of accounts receivable that we had previously reserved.
During the fourth quarter of fiscal 2005 we recorded a charge for goodwill impairment related to our women’s department store division in the amount of $847,000. The goodwill impairment was recorded due to the decreased sales in our women’s department store division resulting from soft holiday sales and competitive market pressures at the department store level for handbags and small leather goods during fiscal 2005. This downturn in business and a reduction in expected future cash flows from our women’s department store division resulted in an impairment of the goodwill related to this business.
Depreciation and amortization expense increased due to our acquisition of ETON, additional leasehold improvements in our corporate office, and assets related to the distribution software implementation in Yoakum, Texas. Included in the expense for ETON is amortization of $370,000 related to $2.6 million of intangibles, primarily customer lists, acquired with ETON.
Interest expense for fiscal 2005 decreased $1.1 million compared to fiscal 2004. This decrease was primarily due to the expiration of our rate swap agreement on June 27, 2004. Our weighted-average interest rate for fiscal 2005 was 3.5% and 5.6% for fiscal 2004, including the rate swap.

The effective tax rates for fiscal 2005 and fiscal 2004 were 37.8% and 39.5%, respectively. The effective tax rate was lower for 2005 due to lower effective state and local tax rates.
Summary
Net income for fiscal 2005 decreased 42.6% to $4.0 million, or $0.61 per diluted share, compared to net income of $7.0 million, or $1.09 per diluted share, for fiscal 2004. The decrease in net income in fiscal 2005 was due to reduced sales of women’s mass merchant accessories, the $847,000 goodwill impairment charge related to our women’s department store business, and increased operating costs described above.
LIQUIDITY AND CAPITAL RESOURCES
Our operating activities provided cash of $6.2 million in fiscal 2006 and $4.6 million in 2005. Accounts receivable were reduced $4.1 million from the prior year’s level while inventory manufactured and purchased was about equal to our shipments. An increase in other current assets used $3.4 million of our cash flow. Included in other current assets is $3.1 million of refundable income taxes ($2.4 million was received in August 2006 and the balance is expected in June 2007) and a $1.1 million short-term cash investment maturing shortly after the end of the 2006 fiscal year. Accounts payable and accrued expenses were reduced a total of $5.5 million this year due to the timing of inventory purchases for fall and the holiday season. In fiscal 2006 the $1,376,000 change in the amount of cash overdrafts is classified as a financing activity.
The income tax benefits from restricted stock vesting and stock option exercises exceeding the tax benefits of recognized share-based compensation expense are included in our statement of cash flows as a financing activity for 2006 ($71,000) and operating activities for 2005 and 2004 ($216,000 and $257,000, respectively) as the result of adopting SFAS No. 123R on July 1, 2005.
Fiscal 2006 capital expenditures for property and equipment totaling almost $3 million were primarily for computer equipment and software, including the implementation of an additional software module for our enterprise software and additions to the distribution system in our Yoakum, Texas facility. We also expended $227,000 for additional warehouse racking and forklifts needed to reconfigure our distribution facilities as part of the restructuring of our product lines. In fiscal 2005 the $3.5 million spent on property and equipment additions was for new distribution software and related computer hardware in Yoakum. Other capital expenditures that year were related to leasehold improvements in our corporate offices. Fiscal 2005 investing activities also included the $10 million purchase of Superior Merchandise Company described in Note 3 of the notes to consolidated financial statements included in Item 8 of this Annual Report.
Our primary sources of liquidity are cash flows from operating activities and our credit facility which we believe will provide adequate financial resources for our future working capital needs. Information about the credit facility is incorporated herein by reference to Note 6 of the notes to consolidated financial statements included in Item 8 of this Annual Report. The maximum amount borrowed under the credit facility in fiscal 2006 was $43.9 million in November 2005. We were able to pay down our long-term debt by $2.1 million in fiscal 2006 primarily as the result of collecting a greater amount of our accounts receivable. We also paid $737,000 in dividends in fiscal 2006. More than half of the debt reduction and dividend payment cash outflows was offset by common stock sold to employees through our stock purchase program and the exercise of stock options.
During the quarter ended September 30, 2005 we were in violation of the funded indebtedness to EBITDA ratio and EBITDA to fixed charge ratio covenants of our credit facility. Shipping delays throughout the supply chain related to hurricane Katrina as well as an increase in sales of lower margin direct sales goods and nonrecurring legal and restructuring expenses incurred during the prior twelve months resulted in an EBITDA shortfall, thereby causing us to breach such covenants in our credit facility. We believe that had the shipping delays not occurred in the first quarter, we would have been in compliance with the covenants under our credit facility. Our lenders agreed to an amendment to the credit facility to adjust certain financial covenant requirements. This fourth amendment to our credit facility, entered into on October 20, 2005 and effective as of September 30, 2005, among other things established applicable commitment fee percentages and applicable margins for LIBOR based borrowings at higher ratios of funded indebtedness to EBITDA.

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
Effective September 7, 2006 our credit facility was amended and restated extending its expiration to June 30, 2009. The amendments reduce our maximum borrowing from $85 million to $75 million and the LIBOR interest margins have been reduced to a range of 0.75% to 1.75% based on various debt to equity ratios from the prior range of 1% to 2%.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS
Our significant contractual cash obligations that existed as of June 30, 2006 (based on information appearing in the notes to our consolidated financial statements included in Item 8 of this Annual Report) except for purchase obligations, for the periods indicated were (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (1)	$14,000	$—	$14,000	$—	$—
Operating leases (2)	8,754	2,107	4,213	1,723	711
License royalties (2)	2,606	1,348	1,247	11	—
Supplemental executive retirement obligation (3)	1,133	—	—	—	1,133
Purchase obligations (4)	40,287	40,287	—	—	—

	$66,780	$43,742	$19,460	$1,734	$1,844

(1)	Consolidated financial statement Notes 6 and 7. Interest is expensed and paid monthly and is not included in the obligation. Our interest rate at June 30, 2006 was 7.35%.

(2)	Consolidated financial statement Note 9 describes our lease and license agreements.

(3)	Consolidated financial statement Note 13 describes the supplemental executive retirement obligation.

(4)	Purchase orders in the ordinary course of business that may be cancelled without penalty, including $3 million of outstanding letters of credit which typically mature in two to six months in conjunction with purchase commitments.

CRITICAL ACCOUNTING POLICIES
We consider an accounting estimate to be critical if: (1) the estimate requires us to make assumptions about matters that are highly uncertain at the time the estimate is made or (2) changes in the estimate are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. In addition there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates could have a material impact on our operations and financial position.
We use estimates throughout our consolidated financial statements. The accounting policies and estimates we consider most critical, and a basic sensitivity analysis as to how each relate to our financial statements, are presented below.
Revenues And Accounts Receivable Allowances
We recognize revenue when merchandise is shipped and title to the goods has passed to the customer. We record allowances, including extra cash discounts, in-store customer allowances, cooperative advertising allowances, and customer returns, as a reduction of sales based upon historical experience, current trends in the retail industry, and individual customer and product experience. Actual returns and allowances may differ from our estimates and differences would affect the operating results of subsequent periods.
Sensitivity Analysis — The following table presents the estimated effect of the indicated increase (decrease) in our sales, based on fiscal 2006 net sales of $227.3 million, on our allowances (in thousands except per share amounts). Changes in general economic conditions, trends and developments within our industry, or situations unique to specific customers could result in significant fluctuations in the actual effects of these estimates.

	Sales	Allowances		Earnings
	Change	Reserves	Expense	Per Share
Change in customer allowances and returns	+/- 0.5%	$1,137/($1,137)	$1,137/$(1,137)	$(0.11)/$0.11
Change in accounts receivable reserve	+/- 0.125	284/(284)	284/(284)	(0.03)/ 0.03
Inventories
Our inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Cost includes materials, direct and indirect labor, and factory overhead. Market, with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value. In our assessment of the value of inventory, we monitor the accumulation of excess inventory at the end of each season. Our assessment is both a quantitative measurement (e.g., the use of metrics such as the number of months supply on hand) and qualitative measurement (e.g., the ability to utilize certain styles in current and future programs). In general we have relationships with off-price store customers that will purchase excess inventory at discounted prices and we have been able to realize values above cost. If circumstances arise in which the market value of items in inventory declines below cost, an inventory markdown would be estimated and charged to expense in the period identified. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. We closely monitor fashion trend items and anticipate additional inventory markdowns if market indications in fashion trends justify further reserves. Historically such inventory markdowns have generally been within our expectations.
Sensitivity Analysis — The effect of a 1% write down in the value of our June 30, 2006 inventory would be (in thousands except per share amounts):

	Percentage			Earnings
	Of Inventory	Inventory	Expense	Per Share
Change in inventory markdown	-1%	$(618)	$618	$(0.06)

Goodwill
Goodwill impairment is measured at least annually by comparing the fair value of a reporting unit that has goodwill to the unit’s carrying value. Goodwill is allocated to our reporting units which are groups within each of our business segments which focus on the design, procurement, or marketing of related products. We estimate the fair value of a reporting unit using a discounted cash flow analysis. If the fair value is determined to be less than the carrying value, the amount of goodwill impairment, if any, is computed by allocating the fair value of the reporting unit to its assets other than goodwill. The excess of the fair value of the reporting unit over the amounts allocated to the assets other than the goodwill is considered the implied fair value of the goodwill. The goodwill’s implied fair value is compared to its carrying value and any shortfall represents the impairment amount.
We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, we estimate the future cash flows expected to be derived from our goodwill. Such evaluations are significantly impacted by estimates of future revenues, costs and expenses, and other factors. A significant change in future cash flows or the cost of capital could result in a goodwill impairment.
Share-Based Compensation
When adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) effective July 1, 2005, we selected the “modified prospective” method instead of restating prior years’ balance sheets and statements of operations and cash flows as required by the “modified retrospective” method based on amounts previously recognized in the pro forma disclosures under SFAS No. 123. The assumptions we use to estimate the fair value of our stock options are based on historical information and current economic conditions. Our estimated fair values would be greater if the expected dividend yield was decreased and the other assumptions were increased. The resulting output of the Black-Scholes option-pricing model using our assumptions may not be the value that ultimately may be realized by our directors and employees or accurately measure the tax benefits the company may realize.
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
The information in Note 2 of the notes to consolidated financial statements included in Item 8 of this Annual Report is incorporated herein by reference.
INFLATION
Although our operations are affected by general economic trends, we do not believe that inflation has had a material effect on our operating results during the past three fiscal years.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk on our long-term debt. The effect of a one percent increase or decrease in the interest rate on the amount of our long-term debt outstanding at of June 30, 2006 could lower or increase our annual pre-tax operating results by $140,000. We do not expect the potential impact of market conditions on the fair value of our indebtedness to be material.
In addition to interest rate risk on our long-term debt, we also are exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products. We routinely purchase leather hides during the year for use in the manufacture of belts. We also purchase a substantial amount of leather items from third-party suppliers. An unanticipated material increase in the market price of leather could increase the cost of these products to us and, therefore, have a negative effect on our operating results.
Market risk related to foreign currency historically has not been material since generally we have negotiated and settled agreements for the materials we purchase for the production of our products in U.S. dollars.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tandy Brands Accessories, Inc.
We have audited the accompanying consolidated balance sheets of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tandy Brands Accessories, Inc. and subsidiaries at June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.
As described in Note 2 to the consolidated financial statements, effective July 1, 2005 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.
/s/ Ernst & Young LLP
Fort Worth, Texas
August 15, 2006, except for footnote 7,
as to which the date is September 11, 2006

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Balance Sheets
(in thousands of dollars)

	June 30
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$4,182	$3,429
Accounts receivable	27,322	31,437
Inventories	61,770	67,981
Deferred income taxes	3,792	4,229
Other current assets	5,784	2,359

Total current assets	102,850	109,435

Property and equipment	12,430	13,846

Other assets:
Goodwill	16,292	17,101
Other intangibles	5,653	6,403
Supplemental Executive Retirement Plan	—	1,702
Other assets	1,719	2,275

Total other assets	23,664	27,481

	$138,944	$150,762

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$10,106	$15,908
Accrued compensation	2,583	3,558
Accrued expenses	3,631	3,344

Total current liabilities	16,320	22,810

Other liabilities:
Notes payable	14,000	16,055
Supplemental executive retirement obligation	1,133	2,926
Deferred income taxes	1,640	2,086
Other liabilities	1,012	1,455

Total other liabilities	17,785	22,522

Commitments

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,795,183 shares and 6,573,166 shares issued and outstanding	6,795	6,573
Additional paid-in capital	31,911	29,597
Retained earnings	65,960	70,164
Other comprehensive income	988	77
Shares held by Benefit Restoration Plan Trust	(815)	(981)

Total stockholders’ equity	104,839	105,430

	$138,944	$150,762

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Operations
(in thousands except per share amounts)

	Year Ended June 30
	2006	2005	2004
Net sales	$227,323	$221,232	$215,420

Cost of goods sold	151,552	139,999	140,135
Provision for discontinued product line inventory	6,900	—	—

	158,452	139,999	140,135

Gross margin	68,871	81,233	75,285

Selling, general and administrative expenses	65,220	67,975	57,519
Depreciation and amortization	5,118	5,025	4,055
Goodwill impairment	938	847	—

Total operating expenses	71,276	73,847	61,574

Operating (loss) income	(2,405)	7,386	13,711

Interest expense	(2,057)	(1,222)	(2,357)
Royalty and other income	187	246	128

(Loss) income before income taxes	(4,275)	6,410	11,482

Income taxes (benefit)	(813)	2,423	4,530

Net (loss) income	$(3,462)	$3,987	$6,952

(Loss) earnings per common share	$(0.52)	$0.63	$1.12

(Loss) earnings per common share assuming dilution	$(0.52)	$0.61	$1.09

Cash dividends declared per common share	$0.11	$0.11	$0.10

Common shares outstanding	6,598	6,349	6,229

Common shares outstanding assuming dilution	6,598	6,588	6,389
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended June 30
	2006	2005	2004
Cash flows provided by operating activities:
Net (loss) income	$(3,462)	$3,987	$6,952
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for discontinued product line inventory	6,900	—	—
Depreciation and amortization	5,295	5,190	4,229
Goodwill impairment	938	847	—
Stock compensation expense	860	—	—
Amortization of debt origination costs	149	127	116
Excess income tax benefit from stock option exercises	(71)	216	257
Deferred income taxes	(167)	(1,930)	477
Other	286	229	90
Change in assets and liabilities net of effects from acquisitions:
Accounts receivable	4,115	2,567	8,245
Inventories	(689)	(8,319)	5,070
Other assets	(2,451)	(1,476)	(655)
Accounts payable	(4,426)	1,641	(298)
Accrued expenses	(1,060)	1,477	(1,470)

Net cash provided by operating activities	6,217	4,556	23,013

Cash flows used for investing activities:
Purchases of property and equipment	(2,972)	(3,513)	(3,118)
Purchase of Superior Merchandise Company	—	(10,000)	—
Purchase of SERP investments	—	(850)	—

Net cash used for investing activities	(2,972)	(14,363)	(3,118)

Cash flows (used) provided by financing activities:
Stock sold to stock purchase program	1,235	1,500	1,640
Stock options exercised	441	1,092	1,203
Dividends paid	(737)	(691)	(466)
Change in cash overdrafts	(1,376)	—	—
Proceeds from borrowings	69,148	81,626	36,950
Borrowing repayments	(71,203)	(76,377)	(56,950)

Net cash (used) provided by financing activities	(2,492)	7,150	(17,623)

Net increase (decrease) in cash and cash equivalents	753	(2,657)	2,272

Cash and cash equivalents beginning of year	3,429	6,086	3,814

Cash and cash equivalents end of year	$4,182	$3,429	$6,086

Supplemental cash flow information:
Interest paid	$1,848	$1,065	$2,686
Income taxes paid	$1,841	$3,371	$4,717
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Stockholders’ Equity
(in thousands of dollars except per share amounts)

						Shares Held
			Additional		Other	By Benefit	Total
	Common Stock		Paid-In	Retained	Comprehensive	Restoration	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Plan Trust	Equity
Balance June 30, 2003	6,019,286	$6,019	$23,802	$60,563	$(1,196)	$—	$89,188

Comprehensive income:
Net income	—	—	—	6,952	—	—	6,952
Currency translation adjustments	—	—	—	—	57	—	57
Interest rate swap fair value net of tax of $646	—	—	—	—	1,018	—	1,018

							8,027
Cash dividends declared — $0.10 per share	—	—	—	(623)	—	—	(623)
Stock sold to Stock Purchase Program	117,299	118	1,522	—	—	—	1,640
Stock options exercised	142,781	142	1,318	—	—	—	1,460
Restricted stock issued	26,520	27	306	—	—	—	333
Restricted stock unearned compensation	—	—	(183)	—	—	—	(183)
Benefit Restoration Plan Trust shares purchased	—	—	—	—	—	(894)	(894)

Balance June 30, 2004	6,305,886	6,306	26,765	66,892	(121)	(894)	98,948

Comprehensive income:
Net income	—	—	—	3,987	—	—	3,987
Currency translation adjustments	—	—	—	—	467	—	467
SERP minimum liability increase net of tax of $158	—	—	—	—	(269)	—	(269)

							4,185
Cash dividends declared — $0.11 per share	—	—	—	(715)	—	—	(715)
Stock sold to Stock Purchase Program	108,964	109	1,391	—	—	—	1,500
Stock options exercised	133,738	133	1,175	—	—	—	1,308
Restricted stock issued	20,970	21	274	—	—	—	295
Restricted stock unearned compensation	—	—	(38)	—	—	—	(38)
Directors stock deferral plan shares issued	3,608	4	30	—	—	—	34
Benefit Restoration Plan Trust shares purchased	—	—	—	—	—	(87)	(87)

Balance June 30, 2005	6,573,166	6,573	29,597	70,164	77	(981)	105,430

Comprehensive income (loss):
Net (loss)	—	—	—	(3,462)	—	—	(3,462)
Currency translation adjustments	—	—	—	—	642	—	642
SERP minimum liability decrease net of tax of $158	—	—	—	—	269	—	269

							(2,551)
Cash dividends declared — $0.11 per share	—	—	—	(742)	—	—	(742)
Stock sold to Stock Purchase Program	112,876	113	1,122	—	—	—	1,235
Stock options exercised	57,694	58	383	—	—	—	441
Share-based compensation	51,447	51	809	—	—	—	860
Benefit Restoration Plan Trust net shares sold	—	—	—	—	—	166	166

Balance June 30, 2006	6,795,183	$6,795	$31,911	$65,960	$988	$(815)	$104,839

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Overview
The Company
Tandy Brands Accessories, Inc. (“Company”) designs, manufactures, and markets fine leather goods, handbags, and gift accessories for men, women, and children. We sell our products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.
Basis Of Presentation
The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates that affect the reported value of assets, liabilities, revenues and expenses. These estimates are based on historical experience and various other factors that we believed to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as the business and economic environment changes. Actual results may differ from these estimates under different assumptions or conditions. Such differences could have a material impact on our future financial position, results of operations, and cash flows.
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation.
Foreign Currency Translation
The functional currency for our Canadian subsidiary is the Canadian dollar. Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and resulting translation gains or losses are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity ($988,000 and $346,000 at June 30, 2006 and 2005, respectively). Revenue and expenses are translated at the monthly average exchange rates occurring during each year.
Financial Instrument Fair Values
Our financial instruments consist primarily of cash, trade receivables and payables, and our credit facility. The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values. Our credit facility bears interest at floating market interest rates; therefore, the fair value of amounts borrowed approximate their carrying value.
Note 2 – Summary Of Significant Accounting Policies
Cash And Cash Equivalents
We consider cash on hand, deposits in banks, and short-term investments with original maturities of less than three months as cash and cash equivalents. Short-term cash investments with maturities greater than three months, but less than one year, are included in other current assets ($1,090,000 at June 30, 2006) and are classified as trading securities.
Accounts Receivable And Allowances
We perform periodic credit evaluations of our customers’ financial condition and reserve against accounts deemed uncollectible based upon historical losses and customer specific events. After all collection efforts are exhausted and an account is deemed uncollectible, it is written off against the allowance for doubtful accounts. Credit losses have historically been within our expectations and we generally do not require collateral. In fiscal 2004 we recorded bad debt recoveries of $814,000 arising from a customer’s bankruptcy court settlement and receipt of payment of accounts receivable previously reserved.

Note 2 – Summary Of Significant Accounting Policies (continued)
Allowance account transactions, including deductions for returns and uncollectible accounts written off net of recoveries, were (in thousands):

	Beginning	Charged To		Ending
Fiscal Year	Balance	Expense	Deductions	Balance
2006	$1,483	$7,278	$7,163	$1,598
2005	1,142	7,843	7,502	1,483
2004	1,745	3,902	4,505	1,142
Inventories
Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Cost includes materials, direct and indirect labor, and factory overhead. Market, with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value. Inventories consist of (in thousands):

	2006	2005
Raw materials	$3,999	$4,971
Work-in-process	1,321	1,154
Finished goods	56,450	61,856

	$61,770	$67,981

Our adoption of Statement of Financial Accounting Standards No. 151, “Inventory Costs,” (“SFAS No. 151”) effective July 1, 2005 had no material impact on our financial position or results of operations. SFAS No. 151 was issued to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.
Property And Equipment
Property and equipment are carried at cost less accumulated depreciation calculated using the straight-line method (in thousands):

	2006	2005	Depreciation Rates
Buildings	$8,343	$8,272	3%
Leasehold improvements	2,799	2,901	Lesser of lease term or asset life
Machinery and equipment	25,977	26,569	10% to 50%

	37,119	37,742
Accumulated depreciation	(24,689)	(23,896)

	$12,430	$13,846

Depreciation expense: 2006 - $4,544; 2005 - $4,458; 2004 - $3,863
Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially prolong the useful lives of the assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations.
Goodwill And Other Intangibles
In conformity with generally accepted accounting principles, we have not amortized goodwill since fiscal 2002. Finite-lived intangibles are amortized using the straight-line method over their estimated useful lives.
Impairment Of Long-Lived Assets And Goodwill
We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to undiscounted future net cash flows they are expected to generate. If the assets are considered to be impaired, the impairment recognized is measured by the amount the carrying value of the assets exceeds their fair value determined primarily through the present value of estimated future net cash flows.

Note 2 – Summary Of Significant Accounting Policies (continued)
Goodwill impairment is measured at least annually by comparing the fair value of a reporting unit that has goodwill to the unit’s carrying value. Goodwill is allocated to our reporting units which are groups within each of our business segments which focus on the design, procurement, or marketing of related products. We estimate the fair value of a reporting unit using a discounted cash flow analysis. If the fair value is determined to be less than the carrying value, the amount of goodwill impairment, if any, is computed by allocating the fair value of the reporting unit to its assets other than goodwill. The excess of the fair value of the reporting unit over the amounts allocated to the assets other than the goodwill is considered the implied fair value of the goodwill. The goodwill’s implied fair value is compared to its carrying value and any shortfall represents the impairment amount.
Derivative Instruments And Hedging Activities
Our risk management policy relating to derivative investments is to mitigate, subject to market conditions, against interest rate risk. We do not enter into any derivative investments for the purpose of speculative investment. Our overall risk management philosophy is re-evaluated as business conditions change. We had an interest rate swap agreement which expired during fiscal 2004.
Revenues And Cost Of Goods Sold
Revenue is recognized when merchandise is shipped and title to the goods has passed to the customer. We record allowances, including cash discounts, in-store customer allowances, cooperative advertising allowances, and customer returns, as a reduction of sales based upon historical experience, current trends in the retail industry, and individual customer and product experience. Actual returns and allowances may differ from our estimates and differences would affect the operating results of subsequent periods.
Cost of goods sold includes our costs associated with the procurement and manufacture of inventory, such as the cost of inventory and raw materials purchased from overseas, costs of shipping from our suppliers, ticketing and labeling of product and, where applicable, labor and overhead related to our product manufacturing facilities. The products we manufacture, consisting primarily of men’s belts, represent approximately 14% of our net sales. Selling, general and administrative expenses include our costs related to selling and administrative activities incurred in the normal course of business that are not associated with the procurement or production of inventory, as well as costs associated with our distribution centers (2006 - $17,007,000; 2005 - $16,586,000; 2004 - $15,031,000). Those amounts include shipping and handling expenses (2006 - $3,327,000; 2005 - $3,237,000; 2004 - $1,979,000).
Advertising Costs
Advertising costs, consisting primarily of shows and conventions as well as display and print advertising, are expensed as they are incurred (2006 - $2,378,000; 2005 - $2,842,000; 2004 - $1,786,000).
Share-Based Compensation
Share-based compensation accounting required by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) was adopted effective July 1, 2005 using the “modified prospective” method. Accordingly, we began recording compensation expense for the fair value of all share-based payments expected to vest on the straight-line basis over the requisite service period of each grant. Previously we accounted for stock option grants using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and expense was recognized for restricted stock grants, but we did not recognize compensation expense for stock options as the exercise prices equaled the market prices of the shares on the grant dates. The adoption of SFAS No. 123R increased our loss before income taxes by $470,000 and our net loss for fiscal 2006 by $296,000 ($0.04 per basic and diluted share).

Note 2 – Summary Of Significant Accounting Policies (continued)
The following table presents the pro forma impact on fiscal 2005 and 2004 net income if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands except per share amounts).

	2005	2004
Net income:
As reported	$3,987	$6,952
Add share-based compensation expense net of tax	160	99

As adjusted	4,147	7,051
Less compensation expense per SFAS No. 123 net of tax	(711)	(574)

Pro forma	$3,436	$6,477

Earnings per share:
As reported	$0.63	$1.12
Pro forma	$0.54	$1.04
Earnings per share assuming dilution:
As reported	$0.61	$1.09
Pro forma	$0.52	$1.01
Under the “modified prospective” transition method, we now record compensation expense for (i) stock options granted prior to, but not yet vested as of July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) previous restricted stock grants and all share-based grants awarded subsequent to June 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the statement of cash flows as a financing cash flow ($71,000 in fiscal 2006) rather than an operating cash flow as previously reported. Fiscal 2005 and 2004 financial statements have not been restated.
Impact Of Recently Issued Accounting Standards
In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which becomes effective for annual periods beginning after December 15, 2005, our fiscal 2007. This Statement requires that a voluntary change in accounting principle be retrospectively applied to prior period’s financial statements unless it is impractible to do so. Our financial statements will be affected by SFAS No. 154 only if we voluntarily change an accounting principle or correct an error in previously issued statements.
In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) which becomes effective for fiscal years beginning after December 15, 2006. While we have not fully assessed the potential impact on our financial statements of adopting the interpretation in fiscal 2008, we do not believe the impact will be material. FIN No. 48 clarifies the accounting in accordance with SFAS No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
Note 3 – Acquisition
On July 1, 2004 we acquired Superior Merchandise Company (sometimes referred to as “Superior” or “ETON”) which marketed and distributed men’s and women’s gift accessories under the ETON ® and licensed totes ® brands. The addition of these brands to our portfolio is anticipated to provide us with a leading position in the gift accessories marketplace by adding an additional product category within our core accessories business. The total purchase price was $10,000,000 which was funded entirely with cash, drawing on our existing credit line. In addition we retired all of Superior’s outstanding debt totaling $806,000. We recorded goodwill of $6,200,000, which is not deductible for income tax purposes, and trade name and customer list intangible assets of $2,600,000 in connection with the acquisition. ETON’s operating results are included in our men’s accessories segment. The pro forma effects of the acquisition are not material.

Note 4 – Discontinued Product Lines
As the result of a study of our women’s accessories segment during fiscal 2006’s third quarter, we concluded the segment’s product offerings should be focused on its core competencies: women’s and children’s belts, small leather goods, handbags, and gift accessories. Consequently, other products, including socks, cold weather accessories, fashion scarves, evening bags, and children’s accessories (excluding belts), and packaging were written down to our best estimate of the market value that we expect will be realized based on our experiences in selling through inventory liquidation channels and discussions with potential purchasers; however, amounts actually realized may differ from our estimates and such differences could have a material impact on our future results of operations, operating cash flows, and financial position. The $7.3 million in restructuring charges included a $6.9 million provision for discontinued product line inventory, $300,000 of additional general and administrative payroll expenses, and $100,000 for relocating inventories.
Note 5 – Goodwill And Intangibles
Changes in the carrying amount of goodwill by reportable segment were (in thousands):

	Men’s	Women’s
	Accessories	Accessories	Total
June 30, 2004	$9,871	$1,784	$11,655
Purchase of ETON	6,182	—	6,182
Impairment	—	(847)	(847)
Currency translation adjustment	111	—	111

June 30, 2005	16,164	937	17,101
Impairment	—	(937)	(937)
Currency translation adjustment	128	—	128

June 30, 2006	$16,292	$—	$16,292

Accumulated amortization: 2006 - $6,594; 2005 - $6,851
The fiscal 2005 impairment was recorded due to a reduction in expected future cash flows as a consequence of decreased sales by our women’s department store division resulting from soft holiday sales and competitive market pressures at the department store level for handbags and small leather goods. The fiscal 2006 impairment was the result of assessing the fair value of the segment which was determined to be less than its carrying value. The assessment was triggered by changing business conditions for women’s mass merchant sales.
The following tables present information about the cost we have allocated to finite-lived intangible assets we acquired as part of business acquisitions (in thousands).

	2006	2005
Gross carrying amount	$9,561	$11,383
Accumulated amortization	(3,908)	(4,980)

	$5,653	$6,403

	2006		Weighted-Average Life
	Balance	Expense	Total	Remaining
Trade names	$3,752	$347	22	11
Customer lists	1,786	357	7	5
Other	115	47	8	4

	$5,653	$751	14	8

Amortization expense: 2006 - $751; 2005 - $732; 2004 - $366
Estimated annual amortization expense in each of the next five years: $730 decreasing to $717

Note 6 – Credit Arrangements
We have an $85 million unsecured revolving credit facility with certain financial institutions which expires November 30, 2007. A $10 million sub-limit of the facility (“swing line”) may be used for same day advances provided by the facility’s administrative agent, a financial institution of the credit facility. The facility bears interest at LIBOR plus one to two percentage points based on various debt to equity ratios. It also requires us to pay commitment fees based on certain financial performance objectives ranging from 20 to 37.5 basis points on the unused balance. The facility contains an accordion feature allowing us to increase it by up to an additional $25 million by adding a financial institution in the future.
At June 30, 2006 we had outstanding borrowings under the credit facility of $14 million bearing interest at 7.35% and outstanding letters of credit used in conjunction with merchandise procurement totaling $2,972,000. Principal payments are due on the facility’s expiration date. The effect of a one percent increase or decrease in the interest rate on the amount of our long-term debt outstanding at of June 30, 2006 could lower or increase our annual pre-tax operating results by $140,000.
The credit facility is guaranteed by all of our subsidiaries, except our Canadian subsidiary, and requires the maintenance of certain financial covenants, which, if not met, could adversely impact our liquidity. It permits the payment of dividends and does not require us to enter into an interest rate swap agreement against our borrowings under the credit facility.
We also have a Canadian line of credit for $897,000 secured by a letter of credit from a U.S. bank. At June 30, 2006 and 2005 there were no borrowings under this line of credit. At June 30, 2006 we had credit availability under our credit facility and our Canadian line of credit as follows (in thousands):

Total credit facilities	$85,897
Less:
Debt outstanding	14,000
Letters of credit outstanding	2,972
Canadian standby letter of credit	897

Credit available	$68,028

Based on internal projections we anticipate compliance with all covenants related to the credit facility for the next twelve months.
We are expensing (2006 - $149,000; 2005 - $127,000; 2004 - $116,000) the debt origination costs incurred in connection with our credit facility over the period of the facility. At June 30, 2006 the remaining amount to be amortized was $237,000.
Note 7 – Credit Facility Amendment
Effective September 7, 2006 our credit facility was amended and restated extending its expiration to June 30, 2009. The amendments reduce our maximum borrowing from $85 million to $75 million and the LIBOR interest margins have been reduced to a range of 0.75% to 1.75% based on various debt to equity ratios from the prior range of 1% to 2%.
Note 8 – Related Party Transactions
We purchased inventory of approximately $42.2, $42.5, and $44.3 million during fiscal 2006, 2005, and 2004, respectively, from a supplier who is a stockholder of the Company. The supplier’s unpaid invoices included in accounts payable at June 30, 2006 and 2005 amount to $2,380,000 and $2,473,000, respectively. The merchandise is purchased at amounts which we believe approximate fair market value. Although the potential exposure for product flow interruption may be significant in the event of the loss of such a supplier, this exposure is mitigated because the inventory may be purchased from various other sources.

Note 9 – Commitments
We lease property, including office, manufacturing and warehouse facilities, under noncancelable operating leases expiring through the year 2013 with varying renewal and escalation clauses. Our rental expense in fiscal 2006, 2005, and 2004 totaled $2,520,000, $2,694,000, and $2,237,000, respectively.
We have licensing agreements with other companies to use their trademarks on our products. Royalty expense in fiscal 2006, 2005, and 2004 related to these agreements totaled $3,027,000, $2,669,000, and $1,429,000, respectively.
As of June 30, 2006 future payments under our leases, including additional rents under escalation clauses, and minimum royalty commitments were (in thousands):

Fiscal Year	Rent	Royalty
2007	$2,107	$1,348
2008	2,108	952
2009	2,105	295
2010	1,146	6
2011	577	5
Thereafter	711	—

	$8,754	$2,606

Note 10 – Preferred Stock And Preferred Share Purchase Rights
Preferred Stock
Without any further action by the holders of our common stock, our board of directors is authorized to approve and determine the issuance of preferred stock, as well as the dividend rights, dividend rate, conversion or exchange rights, voting rights, rights and terms of redemption, liquidation preferences and sinking fund terms of any series of preferred stock, the number of shares constituting any series of preferred stock and the designation thereof. No shares of preferred stock have been issued. In connection with the adoption of our Preferred Share Purchase Rights Plan (“Rights Plan”), we have designated and reserved for issuance upon exercise of such rights 150,000 shares of Series A Junior Participating Cumulative Preferred Stock.
Should the board of directors elect to exercise its authority to issue any additional series of preferred stock, the rights, preferences and privileges of holders of our common stock would be made subject to the rights, preferences and privileges of such additional series.
Preferred Share Purchase Rights
In 1999 our board of directors renewed the Rights Plan originally authorized by the board prior to the spin-off of the Company in 1990. The amended and restated Rights Plan, which expires October 19, 2009, was adopted in the normal course of updating and extending the predecessor Rights Plan which was scheduled to expire, and not in response to any acquisition proposal. The amendments, among other things, were made to reflect prevailing stockholder rights plan terms, such as lowering the share ownership level which triggers the exercise of the rights and eliminating the continuing director provision. Under the Rights Plan each share of our common stock has one preferred share purchase right (collectively, the “Rights”), entitling the registered holder to purchase from the Company one one-hundredth (1/100) of a share of Series A Junior Participating Cumulative Preferred Stock at a price of $70 per one one-hundredth (1/100) of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and BankBoston N.A., as Rights Agent.
The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of our stockholders. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by our board of directors, except pursuant to an offer conditioned upon a substantial number of Rights being acquired.

Note 11 – Share-Based Compensation
Omnibus Plan
The purpose of the 2002 Omnibus Plan (“Omnibus Plan”) approved by our stockholders on October 16, 2002 is to attract and retain the services of key management employees and members of our board of directors through the granting of incentive stock options (other than to directors), nonqualified stock options, performance units, stock appreciation rights, or restricted stock. All awards under the Omnibus Plan and prior stock option plans have a maximum contractual life of ten years. Awards are made at the fair market value of our common stock on the grant date and specific vesting terms are addressed in each grant. All shares available for grant under our prior plans have been transferred to the Omnibus Plan and are authorized and reserved for issuance under the Omnibus Plan. All shares of common stock presently authorized and reserved for issuance on the exercise of outstanding stock options under our prior plans will, on the cancellation or expiration of any such stock options, automatically be authorized and reserved for issuance under the Omnibus Plan. At June 30, 2006 there were 434,443 shares of common stock available for future grants.
The Omnibus Plan provides that, when a nonemployee is first elected or appointed to our board of directors, the director will be granted a nonqualified stock option to purchase 5,000 shares of our common stock. The Omnibus Plan also provides that concurrently with each regular annual election of directors, each continuing nonemployee director, other than our Chairman, may receive a nonqualified stock option to purchase 2,500 shares of our common stock and our Chairman may receive a nonqualified stock option to purchase 4,425 shares. If the board so elects, an alternative form of award with a substantially equivalent value, other than an incentive stock option, may be granted in lieu of nonqualified stock options.
A committee of nonemployee members of our board of directors may grant awards to directors and employees. Shares issued to satisfy awards may be from authorized but unissued common stock, treasury stock, or shares purchased on the open market. Currently we issue new shares.
Awards Granted
Restricted stock awards are not transferable, but bear rights of ownership including voting and dividend rights. One-third of those granted to our nonemployee directors vest on each grant-date anniversary. However, upon the death, disability, resignation, or termination of a director, that director’s shares become fully vested. Consequently, there is no requisite service period and the fair value of the grants is expensed on the award date. Restricted stock granted to employees “cliff” vests on the three-year anniversary of the award and has a requisite service period of three years. There are no performance requirements related to the vesting of grants to employees, only continued employment through the vesting date.
Stock options granted to our nonemployee directors are nonqualified and become fully vested six months after the grant date, the requisite service period. Options granted to employees are exercisable annually at a rate of one-third per year, beginning one year after the grant date, and have a three-year requisite service period. Other than incentive stock option grants to certain executive officers prior to 1999, employees have been granted nonqualified options.
We estimate the fair value of restricted stock grants to be the market price of our common stock on the grant date. The fair value of our stock options is estimated using the Black-Scholes valuation model. That model is used to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

Note 11 – Share-Based Compensation (continued)
The following tables present the assumptions we used to estimate the fair value of our stock options to be recognized as expense beginning in fiscal 2006 and the pro forma impact of SFAS123 on 2005 and 2004 net income, as well as other information related to our stock options and restricted stock awards.

	2006	2005	2004
Stock Option Estimated Fair Value Assumptions
Stock price volatility	0.390%	0.388%	0.238%
Dividend yield	1.0%	1.0%	1.0%
Expected holding period	5 years	5 years	7 years
Risk-free interest rate	4% and 4.59%	3.25%	5.25%

Weighted-Average Estimated Fair Value Of Grants
Restricted stock	$10.74	$13.55	$12.56
Stock options	$3.95	$4.74	$4.76

Fair Value Of Restricted Stock Vested	$48,000	$24,000	—

Options Exercised
Total intrinsic value	$255,000	$769,000	$879,000
Cash received	$371,000	$1,092,000	$1,203,000
Tax benefit realized	$71,000	$216,000	$257,000

Compensation Expense
Recognized	$860,000	$257,000	$150,000
Income tax benefit	$318,000	$97,000	$51,000
Unrecognized	$722,000
Weighted-average future recognition period	1.7 years
Volatility was calculated using the historical volatility of our common stock over the past five years. Expected holding periods, and the number of stock options expected to vest in determining compensation expense to be recognized, were estimated based on employment termination and option forfeiture patterns.

		Weighted-Average		Aggregate
			Remaining	Intrinsic
	Number	Exercise	Contractual	Value
Stock Options	Of Shares	Price	Term	($000)
Outstanding June 30, 2005	919,462	$11.92
Granted	90,426	$10.74
Exercised	(67,243)	$7.02
Forfeited and cancelled	(214,905)	$13.62

Outstanding June 30, 2006	727,740	$11.73

Vested and expected to vest	711,461	$11.75	5.6 Years	$603

Exercisable	549,704	$11.66	4.9 Years	$603

		Weighted-Average
	Number	Grant-Date
Restricted Stock	Of Shares	Fair Value
Nonvested June 30, 2005	45,820	$13.12
Granted	51,447	$10.74
Vested	(4,148)	$14.59

Nonvested June 30, 2006	93,119	$11.74

Note 12 – Director Stock Deferral Plan
The 1995 Stock Deferral Plan for Non-Employee Directors (“Deferral Plan”) was adopted to provide nonemployee directors with an election to defer receipt of their annual and committee chair retainer fees until a future date determined by each director. The payment of such fees will ultimately be settled in shares of our common stock, or at the Company’s option, in cash based on the then current market price of our stock. The Deferral Plan provides for the issuance of up to 50,000 shares. All amounts deferred are credited to an account we maintain in phantom stock units which are equivalent in value to our common stock. The number of units is calculated by dividing the deferred cash amount by the average closing price of our common stock for each day of the period during which such cash amount would otherwise have been paid. We record compensation expense for the amount of the deferred fees (2006 - $52,000 for 4,751 units; 2005 - $40,000 for 2,945 units; 2004 - $40,000 for 2,885 units). We benefit from having use of the cash we retain when directors elect to defer payment of their retainer fees.
Note 13 – Employee Benefit Plans
Our Employees Investment Plan (“401(k) Plan”) is open to substantially all of our full-time employees who have completed one year of service. Eligible employees may contribute up to 25% (10% prior to January 2006) of their annual compensation to the 401(k) Plan on a pre-tax basis. We, at our discretion, match 100% of employee contributions up to 5% of compensation. The 401(k) Plan allows participants to direct the investment of both employee and matching employer contributions from a variety of investment alternatives, one of which is our common stock.
The Stock Purchase Program (“Program”) sponsored by the Company is open to all full-time employees who have been employed at least six months, but less than one year, or who have been employed one year or more and are contributing to the 401(k) Plan. Under the Program participants may contribute either 5% or 10% of their earnings and we match 25% or 50% of each participant’s contribution depending on their length of employment or other considerations. Participants immediately vest in all contributions to their accounts. The Program purchases treasury stock, if available, or unissued common stock directly from the Company at monthly average market prices. Excluding the right to assign, alienate, pledge, or otherwise encumber their accounts, participants have full rights of ownership of the common stock held for their accounts, including voting and dividend rights. The shares purchased under the Program are distributed to participants annually.
The Benefit Restoration Plan (“BRP”) is a nonqualified deferred compensation plan to restore retirement benefits for a select group of our management and highly compensated employees who are eligible to make contributions to the 401(k) Plan, but whose contributions to the 401(k) Plan are reduced due to limitations imposed by Sections 401(a)(17) and 402(g) of the Internal Revenue Code of 1986, as amended. For any plan year, participants may elect to defer, on a pre-tax basis, between 1% and 10% of their annual compensation, reduced by their total contributions to the 401(k) Plan during the year. Participants may direct the investment of their contributions in various investment alternatives, including our common stock. We make quarterly matching cash contributions to the BRP on the participant’s behalf equal to 150% of the amount the participant deferred during the quarter, up to a maximum of 5% of the participant’s annual compensation, reduced by the Company’s contributions on the participant’s behalf to the 401(k) Plan. Our matching contributions are required to be invested in our common stock, or as we otherwise determine. All benefit payments from the BRP are made in cash either in a lump sum or monthly installments over a period not exceeding ten years. Our liability associated with the BRP is included in other liabilities (2006 – $738,000; 2005 – $1,170,000).
Our total contributions to these plans were $1,028,000, $1,350,000, and $1,162,000 in fiscal 2006, 2005, and 2004, respectively.
The board of directors terminated the Supplemental Executive Retirement Plan (“SERP”) effective as of September 2, 2005 when only one officer was an actively employed participant in the SERP. On August 19, 2005 we entered into a defined contribution agreement with that officer to waive his right to benefits which he had accrued under the SERP in exchange for (i) the $765,000 remaining in the rabbi trust, which had been established to set aside amounts to assist in satisfying the Company’s obligations under the SERP (“trust”), as of the effective date of the SERP’s termination, plus (ii) beginning with fiscal 2006 and continuing through the end of fiscal 2008, an additional $331,000 for each year, providing the officer is employed by the Company on the last day of each fiscal year. Amounts accrued may, at the Company’s discretion, be contributed to the trust. The restricted cash and other investments in the trust are carried at market value ($802,000 and $850,000 at June 30, 2006 and 2005, respectively). These funds will continue to be invested under the trust’s terms and are included in other noncurrent assets in

Note 13 – Employee Benefit Plans (continued)
our consolidated balance sheet. Any amounts not contributed to the trust accrue interest at a per annum rate equal to the Company’s cost of borrowing. Our liability under the defined contribution agreement at June 30, 2006 was $1,133,000. The officer may elect payment of benefits after retirement either in a lump sum or in a designated number of annual payments.
The terminated SERP had provided for retirement benefits for a select group of our executive officers. At June 30, 2005 the $797,000 net liability recognized in our consolidated balance sheet consisted of an accumulated and accrued benefit obligation of $2,926,000 less an intangible asset of $1,702,000 and $427,000 included in accumulated other comprehensive income. Our periodic benefit cost consisted of service cost (2005 - $19,000; 2004 - $15,000), interest cost (2005 - $171,000; 2004 - $160,000), and prior service cost amortization ($140,000 each year). The actuarial present value of the June 30, 2005 projected benefit obligation was determined using a 6% discount rate and the assumed weighted-average future compensation increase was assumed to be 4% per year.
The terminated SERP fiscal 2005 changes in projected benefit obligation and reconciliation of its funded status as of June 30, 2005 were (in thousands):

Projected benefit obligation change:
Balance June 30, 2004	$2,285
Service cost	19
Interest cost	171
Actuarial gain	899

Balance June 30, 2005	$3,374

Funded status reconciliation:
Funded status	$(3,374)
Unrecognized prior service cost	1,702
Unrecognized net loss	875

Accrued benefit liability	$(797)

Note 14 – Income Taxes
Significant components of our net deferred tax assets were (in thousands):

	2006	2005
Deferred tax assets:
Accounts receivable valuation	$344	$507
Inventory valuation	2,584	3,200
Compensation plans	1,305	1,157
Other net	65	—

	4,298	4,864

Deferred tax liabilities:
Goodwill and other intangibles	(1,992)	(1,916)
Depreciation	(154)	(791)
Other net	—	(14)

	(2,146)	(2,721)

Net deferred tax asset	$2,152	$2,143

Note 14 – Income Taxes (continued)
Significant components of our income tax (benefit) provisions were (in thousands):

	2006	2005	2004
Current:
Federal	$(1,023)	$3,586	$3,341
State and local	275	407	594
Foreign	244	202	118

	(504)	4,195	4,053

Deferred:
Federal	(265)	(1,577)	458
State and local	(44)	(195)	19

	(309)	(1,772)	477

	$(813)	$2,423	$4,530

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	2006	2005	2004
Statutory rate	(34.0)%	34.0%	34.0%
State, foreign and local taxes net of federal tax benefit	5.2	2.3	3.5
Goodwill impairment	7.5	—	—
Other net	2.3	1.5	2.0

	(19.0)%	37.8%	39.5%

Note 15 – Earnings (Loss) Per Share
Our basic and diluted earnings (loss) per share are computed as follows (in thousands except per share amounts):

	2006	2005	2004
Numerator for basic and diluted earnings (loss) per share:
Net (loss) income	$(3,462)	$3,987	$6,952

Denominator:
Weighted-average shares outstanding	6,575	6,327	6,208
Contingently issuable shares	23	22	21

Denominator for basic earnings (loss) per share	6,598	6,349	6,229

Effect of dilutive stock options	—	239	160

Denominator for diluted earnings (loss) per share	6,598	6,588	6,389

(Loss) earnings per common share	$(0.52)	$0.63	$1.12

(Loss) earnings per common share assuming dilution	$(0.52)	$0.61	$1.09
Potentially dilutive securities at June 30, 2006 consisting of 727,740 stock options (exercise prices $5.63 to $17.56 per share), 78,147 nonvested restricted stock shares not contingently issuable, and the 71,266 shares held by the Benefit Restoration Plan Trust would have an antidilutive effect on our loss per share for fiscal 2006. Anitdilutive stock options for 216,635 shares of our common stock (exercise prices $14.25 to $17.75 per share) in fiscal 2005 and 251,167 shares (exercise prices $14.00 to $17.75 per share) in fiscal 2004 were excluded from our earnings per share calculations.

Note 16 – Disclosures About Segments Of Our Business And Related Information
We and our corresponding customer relationships are organized along men’s and women’s product lines. As a result we have two reportable segments: (1) men’s accessories, consisting of belts, wallets and other small leather goods, neckwear, gifts, and sporting goods; and (2) women’s accessories, consisting of belts, small leather goods, handbags, and gift accessories. General corporate expenses and depreciation and amortization expense related to assets recorded in our corporate accounting records are allocated to each segment based on the respective segment’s asset base. Management measures each segment based upon income or loss before income taxes utilizing accounting policies consistent in all material respects with those described in Note 2. No inter-segment revenue is recorded.
The following table presents operating and asset information by reportable segment (in thousands).

	2006	2005	2004
Net sales to external customers:
Men’s accessories	$138,515	$134,584	$113,558
Women’s accessories	88,808	86,648	101,862

	$227,323	$221,232	$215,420

Operating income (loss): (1)
Men’s accessories (2)	$7,867	$11,002	$12,612
Women’s accessories (3)	(10,272)	(3,616)	1,099

	(2,405)	7,386	13,711
Interest expense	(2,057)	(1,222)	(2,357)
Other income (4)	187	246	128

(Loss) income before income taxes	$(4,275)	$6,410	$11,482

Depreciation and amortization:
Men’s accessories	$3,253	$3,073	$2,137
Women’s accessories	1,865	1,952	1,918

	$5,118	$5,025	$4,055

Capital expenditures:
Men’s accessories	$579	$559	$475
Women’s accessories	524	354	1,102
Corporate	1,869	2,600	1,541

	$2,972	$3,513	$3,118

Total assets:
Men’s accessories	$83,539	$88,451	$70,144
Women’s accessories	36,227	44,929	44,584
Corporate	19,178	17,382	19,895

	$138,944	$150,762	$134,623

(1)	Operating income (loss) consists of net sales less cost of goods sold and specifically identifiable and allocated selling, general and administrative expenses.

(2)	Men’s accessories 2006 operating income includes a $1.1 charge for inventory mark downs.

(3)	Women’s accessories 2006 operating loss includes a $7.1 million charge for discontinued product line inventory, associated packaging costs, and severance payments and a $938,000 charge for goodwill impairment. In 2005 women’s accessories incurred an $847,000 goodwill impairment charge.

(4)	Other income includes royalty income from corporate trade names and other income not specifically identifiable with a segment.
Two major customers of each of our segments accounted for 51% of our consolidated net sales in each of the last three years. Wal-Mart Stores, Inc.: 2006 - 39%; 2005 - 38%; 2004 - 37%. Target Corporation: 2006 - 12%; 2005 - 13%; 2004 - 14%. No other customer accounted for 10% or more of our total net sales.

Note 16 – Disclosures About Segments Of Our Business And Related Information (continued)
Our net sales, (loss) income before income taxes, property and equipment, and total assets by geographic location were (in thousands):

	2006	2005	2004
Net sales:
United States	$218,255	$213,368	$208,570
Canada	9,068	7,864	6,850

	$227,323	$221,232	$215,420

(Loss) income before income taxes:
United States	$(4,779)	$5,976	$11,232
Canada	504	434	250

	$(4,275)	$6,410	$11,482

Property and equipment:
United States	$36,430	$37,150	$34,089
Canada	689	592	492

	$37,119	$37,742	$34,581

Total assets:
United States	$131,361	$143,586	$128,735
Canada	7,583	7,176	5,888

	$138,944	$150,762	$134,623

Our Canadian subsidiary is part of our men’s accessories segment. Its sales and income are converted to U.S. dollars at the average currency exchange rate for each year. Property and equipment and total assets are converted at each fiscal year end exchange rate.
Note 17 – Selected Quarterly Financial Data (Unaudited)
Our quarterly operating results were (in thousands):

	First	Second	Third	Fourth
Fiscal 2006	Quarter	Quarter	Quarter	Quarter
Net sales	$60,948	$73,866	$45,414	$47,095
Gross margin	20,280	24,955	7,901	15,735
Income (loss) before income taxes	2,439	3,938	(9,466)	(1,186)
Net income (loss)	1,467	2,036	(5,921)	(1,044)
Earnings (loss) per common share	$0.22	$0.31	$(0.89)	$(0.16)
Earnings (loss) per common share assuming dilution	$0.22	$0.30	$(0.89)	$(0.16)
The second quarter includes a $938,000 goodwill impairment charge, the third quarter includes a pretax $7.1 million charge for discontinued product line inventory, associated packaging costs and severance payments, and the fourth quarter includes a pretax $1.1 million inventory mark down provision.

Fiscal 2005
Net sales	$60,474	$73,990	$43,905	$42,863
Gross margin	22,060	28,032	16,066	15,075
Income (loss) before income taxes	4,562	6,998	(1,711)	(3,439)
Net income (loss)	2,814	4,291	(997)	(2,121)
Earnings (loss) per common share	$0.44	$0.68	$(0.16)	$(0.33)
Earnings (loss) per common share assuming dilution	$0.43	$0.65	$(0.16)	$(0.33)
The fourth quarter includes a pretax $847,000 goodwill impairment charge.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In connection with this responsibility, we have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in timely alerting them to material information (including information relating to our consolidated subsidiaries) required to be included in our filings under the Securities Exchange Act of 1934 and there has been no change in our internal control over financial reporting during the year ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
None.

PART III
The information required by Items 10 through 14 is included in our definitive Proxy Statement relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference. Such information and its location in the Proxy Statement are as follows:

	Caption In The	Page Number In The
	Tandy Brands Accessories, Inc.	Tandy Brands Accessories, Inc.
Item	2006 Proxy Statement	2006 Proxy Statement
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	“Proposal One: Election of Directors”	5 — 7

	“Executive Officers”	10

	“Section 16(a) Beneficial Ownership Reporting Compliance”	12 — 13

	“Corporate Governance – Has the Board of Directors adopted a Code of Ethics? “	19

	“Corporate Governance – What are the Board of Directors’ committees? What functions do they serve?”	19 — 21

ITEM 11 — EXECUTIVE COMPENSATION	“Executive Officer and Non-Employee Director Compensation – How do we compensate our executive officers?”	13 — 16

	“Executive Officer and Non-Employee Director Compensation – How do we compensate our non-employee directors?”	16 — 17

	“Stock Performance”	18

	“Corporate Governance – What are the Board of Directors’ committees? What functions do they serve? – Compensation Committee Interlocks and Insider Participation”	19 — 21

	“Report of Compensation Committee”	24 — 25

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	“Security Ownership of Certain Beneficial Owners”	10 — 12

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	“Certain Relationships and Related Transactions”	17

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES	“Independent Auditor”	21 — 22

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Exhibits: The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.
Financial Statement Schedules: Financial statement schedules have been omitted because they either are not applicable or the required information is included in the consolidated financial statements or notes thereto.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (Registrant)
/s/ J.S.B. Jenkins
J.S.B. Jenkins
President and Chief Executive Officer
Date: September 22, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/Dr. James F. Gaertner Dr. James F. Gaertner	Director and Chairman of the Board	September 22, 2006
/s/J.S.B. Jenkins J.S.B. Jenkins	Director, President and Chief Executive Officer (principal executive officer)	September 22, 2006
/s/Roger R. Hemminghaus Roger R. Hemminghaus	Director	September 22, 2006
/s/Gene Stallings Gene Stallings	Director	September 22, 2006
/s/Colombe M. Nicholas Colombe M. Nicholas	Director	September 22, 2006
/s/George C. Lake George C. Lake	Director	September 22, 2006
/s/W. Grady Rosier W. Grady Rosier	Director	September 22, 2006
/s/Mark J. Flaherty Mark J. Flaherty	Chief Financial Officer (principal financial and accounting officer)	September 22, 2006

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)
Exhibit Number and Description			Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Restated Bylaws of Tandy Brands Accessories, Inc.	10-Q	2/11/05	0-18927	3.2

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Certificate of Designations, Powers, Preferences, and Rights of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.1

	4.2	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.3	Form of Preferred Share Purchase Rights Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.3

	4.4	Form of Rights Certificate of Tandy Brands Accessories, Inc.	8-K	11/02/99	0-18927	4

	4.5	Amended and Restated Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Bank Boston, N.A.	8-K	11/02/99	0-18927	4

	4.6	Amendment to Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Fleet National Bank (f.k.a. Bank Boston, N.A.)	10-Q	5/10/02	0-18927	4.7

	4.7	Amended and Restated Credit Agreement among Tandy Brands Accessories, Inc. as the Borrower, Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent and as a Lender, and Certain Financial Institutions, as Lenders and Wells Fargo Bank, N.A. as Arranger as of September 7, 2006**	N/A	N/A	N/A	N/A

(10)	Material Contracts

	10.1	Tandy Brands Accessories, Inc. Benefit Restoration Plan and related Trust Agreement and Amendments Nos. 1 and 2 thereto*	10-K	9/25/97	0-18927	10.14

	10.2	Amendment No. 3 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, effective as of July 1, 2003*	10-K	9/23/03	0-18927	10.32

1

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

10.3	Succession Agreement, dated July 1, 2001, between Tandy Brands Accessories, Inc. and Chase Texas, N.A. (the Former Trustee) and Comerica Bank – Texas (the Trustee), relating to the Tandy Brands Accessories, Inc. Benefit Restoration Plan*	10-K	9/23/03	0-18927	10.34

10.4	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Directors	S-1	12/17/90	33-37588	10.16

10.5	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Officers	S-1	12/17/90	33-37588	10.17

10.6	Tandy Brands Accessories, Inc. Non-Qualified Formula Stock Option Plan for Non-Employee Directors*	S-8	2/10/94	33-75114	28.1

10.7	Amendment No. 4 to the Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan For Non-Employee Directors*	10-Q	5/10/02	0-18927	10.39

10.8	Tandy Brands Accessories, Inc. 1993 Employee Stock Option Plan and form of Stock Option Agreement thereunder*	S-8	2/10/94	33-75114	28.2

10.9	Tandy Brands Accessories, Inc. Non-Qualified Stock Option Plan for Non-Employee Directors*	S-8	2/10/94	33-75114	28.3

10.10	Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	S-8	6/03/96	33-08579	99.1

10.11	Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	S-8	12/12/97	333-42211	99.1

10.12	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	10-Q	5/10/02	0-18927	10.38

10.13	Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-K	9/26/00	0-18927	10.39

2

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

10.14	Mid-Market Trust Agreement, dated August 19, 2001, between Tandy Brands Accessories, Inc. and State Street Bank and Trust Company, relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.28

10.15	Amendments Nos. 1-3 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-K	9/23/03	0-18927	10.31

10.16	Succession Agreement, dated June 20, 2002, between Tandy Brands Accessories, Inc. and Comerica Bank – Texas, (the Trustee), relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.35

10.17	Amendment No. 4 to the Tandy Brands Accessories, Inc. Employees Investment Plan, dated December 22, 2003*	10-Q	2/12/04	0-18927	10.38

10.18	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Dr. James F. Gaertner*	S-8	5/15/02	33-88276	10.2

10.19	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Marvin J. Girouard*	S-8	5/15/02	33-88276	10.3

10.20	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Gene Stallings*	S-8	5/15/02	33-88276	10.4

10.21	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Roger R. Hemminghaus*	S-8	5/15/02	33-88276	10.5

10.22	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	33-88276	10.6

10.23	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

3

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

10.24	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.39

10.25	Form of Employee Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.40

10.26	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.41

10.27	Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.42

10.28	Form of Severance Agreement between Tandy Brands Accessories, Inc. for Executive and Senior Officers*	10-K	9/23/03	0-18927	10.33

10.29	Office Lease Agreement, dated January 31, 2004, between Koll Bren Fund VI, LP and Tandy Brands Accessories, Inc. relating to the corporate office	10-Q	2/12/04	0-18927	10.36

10.30	Acknowledgement and Release Agreement between Tandy Brands Accessories, Inc. and J.S.B. Jenkins relating to the termination of the Supplemental Executive Retirement Plan*	8-K	8/22/05	0-18927	10.45

10.31	Tandy Brands Accessories, Inc. Stock Purchase Program (As Amended And Restated Effective December 1, 2005)*	10-Q	2/10/06	0-18927	10.46

10.32	Executive Officer Compensation Summary – Fiscal 2007 and 2006 and Non-Employee Director Compensation Summary – Fiscal 2007*	8-K	4/24/06	0-18927	10.1

10.33	Summary of Incentive Bonus Plan for Executive Officers*	8-K	4/24/06	0-18927	10.2

10.34	Amendments Nos. 5-6 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-Q	5/11/06	0-18927	10.44

10.35	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors* **	N/A	N/A	N/A	N/A

4

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
Exhibit Number and Description			Form	Date	File No.	Exhibit

	10.36	Amended and Restated Credit Agreement among Tandy Brands Accessories, Inc. as the Borrower, Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent and as a Lender, and Certain Financial Institutions, as Lenders and Wells Fargo Bank, N.A. as Arranger as of September 7, 2006**	N/A	N/A	N/A	N/A

(21)	Subsidiaries of the registrant

	21.1	List of subsidiaries**	N/A	N/A	N/A	N/A

(23)	Consents of experts and counsel

	23.1	Consent of Ernst & Young LLP**	N/A	N/A	N/A	N/A

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith

5