Form 10-Q
period 2006-09-30
TANDY BRANDS ACCESSORIES INC
filed 2006-11-14
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding
Class	at November 14, 2006
Common stock, $1.00 par value	6,839,722

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements	4-9

Item 2 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	10-12

Item 3 Quantitative And Qualitative Disclosures About Market Risk	12

Item 4 Controls And Procedures	13

PART II — OTHER INFORMATION

Item 1A Risk Factors	13

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 4 Submission Of Matters To A Vote Of Security Holders	13-14

Item 6 Exhibits	14

SIGNATURES	14

EXHIBIT INDEX

Benefit Restoration Plan Amendment No. 4

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

Section 1350 Certifications — CEO & CFO
Amendment to Benefit Restoration Plan
Rule 13a-14(a)/15d-14(a) Certification of the CEO
Rule 13a-14(a)/15d-14(a) Certification of the CFO
Section 1350 Certification CEO and CFO

This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continue,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. We have based these forward looking statements on our current expectations about future events and estimates and projections about the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified under “Risk Factors” included in our 2006 Annual Report on Form 10-K. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Tandy Brands Accessories, Inc. And Subsidiaries
Condensed Consolidated Statements Of Operations
(in thousands except per share amounts)
(unaudited)

	Three Months Ended
	September 30
	2006	2005
Net sales	$57,199	$60,948

Cost of goods sold	36,172	40,668

Gross margin	21,027	20,280

Selling, general and administrative expenses	14,795	16,151
Depreciation and amortization	1,221	1,292

Total operating expenses	16,016	17,443

Operating income	5,011	2,837

Interest expense	(436)	(408)
Royalty and other income	55	10

Income before income taxes	4,630	2,439

Income taxes	1,801	972

Net income	$2,829	$1,467

Earnings per common share	$0.42	$0.22

Earnings per common share assuming dilution	$0.41	$0.22

Cash dividends declared per common share	$0.0275	$0.0275

Common shares outstanding	6,675	6,547

Common shares outstanding assuming dilution	6,864	6,683
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	September 30	June 30
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$3,544	$4,182
Accounts receivable	39,918	27,322
Inventories:
Raw materials and work in process	4,541	5,320
Finished goods	65,222	56,450
Deferred income taxes	3,371	3,792
Other current assets	3,023	5,784

Total current assets	119,619	102,850
Property and equipment	37,945	37,119
Accumulated depreciation	(25,605)	(24,689)

Net property and equipment	12,340	12,430

Other assets:
Goodwill	16,292	16,292
Other intangibles	5,475	5,653
Other assets	1,763	1,719

Total other assets	23,530	23,664

	$155,489	$138,944

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$19,119	$10,106
Accrued expenses	6,918	6,214

Total current liabilities	26,037	16,320

Other liabilities:
Notes payable	18,000	14,000
Deferred income taxes	1,219	1,640
Supplemental executive retirement obligation	1,242	1,133
Other liabilities	1,087	1,012

Total other liabilities	21,548	17,785

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,829,478 shares and 6,795,183 shares issued and outstanding	6,829	6,795
Additional paid-in capital	32,358	31,911
Retained earnings	68,600	65,960
Other comprehensive income	965	988
Shares held by Benefit Restoration Plan Trust	(848)	(815)

Total stockholders’ equity	107,904	104,839

	$155,489	$138,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	September 30
	2006	2005
Cash flows used by operating activities:
Net income	$2,829	$1,467
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,259	1,336
Stock compensation expense	105	125
Amortization of debt origination costs	64	32
Excess income tax benefit from stock option exercises	(10)	—
Deferred income taxes	—	(248)
Other	65	(318)
Changes in assets and liabilities:
Accounts receivable	(12,596)	(12,760)
Inventories	(7,993)	(15,418)
Other assets	2,611	1,180
Accounts payable	8,744	4,157
Accrued expenses	789	(654)

Net cash used by operating activities	(4,133)	(21,101)

Cash flows used for investing activities:
Purchases of property and equipment	(964)	(844)

Cash flows provided by financing activities:
Stock sold to stock purchase program	323	364
Stock options exercised	54	354
Dividends paid	(187)	(181)
Change in cash overdrafts	269	(883)
Proceeds from borrowings net of repayments	4,000	21,250

Net cash provided by financing activities	4,459	20,904

Net decrease in cash and cash equivalents	(638)	(1,041)

Cash and cash equivalents beginning of year	4,182	3,429

Cash and cash equivalents end of period	$3,544	$2,388

Supplemental cash flow information:
Interest paid	$448	$284
Income taxes paid	$22	$115
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Principles
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain fiscal 2006 amounts have been reclassified to conform to the fiscal 2007 presentation.
The preparation of our financial statements requires the use of estimates that affect the reported value of assets, liabilities, revenues, and expenses. These estimates are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as the business and economic environment changes. Actual results may differ from these estimates under different assumptions or conditions. Such differences could have a material impact on our future financial position, results of operations, and cash flows.
The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Our first and second quarter sales and net income normally reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Consequently, operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007.
Note 2 — Impact Of Recently Issued Accounting Standards
In September 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which becomes effective for fiscal years beginning after November 15, 2007, our fiscal 2009. This Statement defines fair value, establishes a measuring framework, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but may change current practice for some entities. We do not anticipate our adoption of the Statement will have a material impact on our financial statements.
Note 3 — Credit Arrangements
Our $75 million unsecured revolving credit facility with certain financial institutions entered into on September 7, 2006 expires June 30, 2009. A $10 million sub-limit of the facility (“swing line”) may be used for same day advances provided by the facility’s administrative agent, a financial institution of the credit facility. The facility bears interest at LIBOR plus 0.75% to 1.75% based on various debt to equity ratios. It also requires us to pay commitment fees based on certain financial performance objectives ranging from 20 to 37.5 basis points on the unused balance. The facility contains an accordion feature allowing us to increase it by up to an additional $25 million including, if necessary, by adding an additional financial institution in the future.
At September 30, 2006 we had outstanding borrowings under the credit facility of $18 million bearing interest at 7.08% and outstanding letters of credit used in conjunction with merchandise procurement totaling $1.5 million. Principal payments are due on the facility’s expiration date. The effect of a one percentage point increase or decrease in the interest rate on the amount of our long-term debt outstanding as of September 30, 2006 could lower or increase our annual pre-tax operating results by $180,000.
The credit facility is guaranteed by all of our subsidiaries, except our Canadian subsidiary, and requires the maintenance of certain financial covenants, which, if not met, could adversely impact our liquidity. It permits the payment of dividends and does not require us to enter into an interest rate swap agreement against our borrowings under the credit facility.

Note 3 — Credit Arrangements (continued)
We also have a Canadian line of credit for $897,000 secured by a letter of credit from a U.S. bank. At June and September 30, 2006 there were no borrowings under this line of credit. At September 30, 2006 we had credit availability under our credit facility and our Canadian line of credit as follows (in thousands):

Total credit facilities	$75,897
Less:
Debt outstanding	18,000
Letters of credit outstanding	1,507
Canadian standby letter of credit	897

Credit available	$55,493

Based on internal projections we anticipate compliance with all covenants related to the credit facility for the next twelve months.
Note 4 — Comprehensive Income
The following table presents the components of comprehensive income, net of related tax, for the three months ended September 30, 2006 and 2005 (in thousands).

	2006	2005
Net income	$2,829	$1,467
Currency translation adjustments	(23)	325
SERP minimum liability decrease	—	269

Comprehensive income	$2,806	$2,061

Note 5 — Earnings Per Share
The following table presents the computation of basic and diluted earnings per share for the three months ended September 30, 2006 and 2005 (in thousands except per share amounts).

	2006	2005
Numerator for basic and diluted earnings per share:
Net income	$2,829	$1,467

Denominator:
Weighted-average shares outstanding	6,671	6,525
Contingently issuable shares	4	22

Denominator for basic earnings per share	6,675	6,547

Effect of dilutive stock options	189	136

Denominator for diluted earnings per share	6,864	6,683

Earnings per common share	$0.42	$0.22

Earnings per common share assuming dilution	$0.41	$0.22
Note 6 — Disclosures About Segments Of Our Business And Related Information
We sell our products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military. We and our corresponding customer relationships are organized along men’s and women’s product lines. As a result we have two reportable segments: (1) men’s accessories, consisting of belts, wallets and other small leather goods, neckwear, gifts, and sporting goods; and (2) women’s accessories, consisting of belts, small leather goods, handbags, and gift accessories. General corporate expenses and depreciation are allocated to each segment based on the respective segment’s asset base. Management measures each segment based upon income before income taxes utilizing accounting policies consistent in all material respects with those described in Note 2 of our 2006 Annual Report on Form 10-K. No inter-segment revenue is recorded.

Note 6 — Disclosures About Segments Of Our Business And Related Information (continued)
The following table presents operating and asset information by reportable segment for the three months ended September 30, 2006 and 2005 (in thousands).

	2006	2005
Net sales to external customers:
Men’s accessories	$37,361	$34,638
Women’s accessories	19,838	26,310

	$57,199	$60,948

Operating income: (1)
Men’s accessories	$3,311	$2,413
Women’s accessories	1,700	424

	5,011	2,837
Interest expense	(436)	(408)
Other income (2)	55	10

Income before income taxes	$4,630	$2,439

Depreciation and amortization:
Men’s accessories	$841	$818
Women’s accessories	380	474

	$1,221	$1,292

Capital expenditures:
Men’s accessories	$274	$148
Women’s accessories	24	125
Corporate	666	571

	$964	$844

(1)	Operating income consists of net sales less cost of goods sold and specifically identifiable and allocated selling, general and administrative expenses.

(2)	Other income includes royalty income from corporate trade names and other income not specifically identifiable with a segment.
Note 7 – Preferred Share Purchase Rights
At the annual meeting of stockholders on October 31, 2006, a majority of the shares present at the meeting voted for a nonbinding stockholder proposal urging the board of directors to take the necessary steps to rescind the Company’s Preferred Share Purchase Rights Plan and calling on the board to adopt a policy specifying that it will only adopt a shareholder rights plan in the future if (i) stockholders have approved adoption of the plan, or (ii) the board, in its exercise of its fiduciary responsibilities, determines that it is in the best interest of stockholders under a specific set of circumstances to adopt a shareholder rights plan, with specified conditions. The board of directors has not yet taken action in response to the resolution.
Under the Rights Plan each share of our common stock has one preferred share purchase right (collectively, the “Rights”), entitling the registered holder to purchase from the Company one one-hundredth (1/100) of a share of Series A Junior Participating Cumulative Preferred Stock at a price of $70 per one one-hundredth (1/100) of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Bank Boston, N.A., as Rights Agent.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 should be read in the context of the information included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report including our condensed consolidated financial statements and accompanying notes in Item 1 of this Quarterly Report.
OVERVIEW
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
Net sales of belts and gift accessories for the first quarter of fiscal 2007 increased over the same period last year. Total sales were less as the first quarter of fiscal 2006 included $10.1 million in sales of products by our women’s accessories segment which have been discontinued. Gross margins improved without the negative effect of the lower margin discontinued products and selling, general and administrative expenses were less as we consolidated our women’s accessories segment operations. Net income of $2.8 million almost doubled the results for the first quarter of last year.
2006 COMPARED TO 2005
Net Sales And Gross Margins
The following table presents sales and gross margin data for our reportable segments for the three months ended September 30, 2006 and 2005 (in thousands of dollars).

	2006	2005
Net sales:
Men’s accessories	$37,361	$34,638
Women’s accessories	19,838	26,310

	$57,199	$60,948

Gross margin:
Men’s accessories	$14,281	$13,109
Women’s accessories	6,746	7,171

	$21,027	$20,280

Gross margin percent of sales:
Men’s accessories	38.2%	37.8%
Women’s accessories	34.0	27.3
Total	36.8	33.3
Overall net sales for the three months ended September 30, 2006 were $3.7 million less than the same period in the prior year as the result of the decision last year to exit several of the women’s accessories segment product lines. Net sales of men’s accessories increased $2.7 million, or 7.9%. Sales of ETON gift accessories, including travel accessories and on-the-move goods such as cell phone chargers, battery free radios, and emergency response lighting, accounted for $1.6 million of the increase, while sales of other products and lower returns and allowances contributed the other $1.1 million. Our women’s accessories segment had a $3.9 million increase in sales of belts for the quarter ended September 30, 2006 compared to the prior year. Discontinued products accounted for most of the other difference between the women’s accessories segment net sales for the quarter compared to last year. In the first quarter of fiscal 2006 there was a delay in shipping approximately $3.3 million of Eton gift accessories resulting from delays throughout our supply chain related to hurricane Katrina and other factors.

2006 COMPARED TO 2005 (continued)
The 36.8% gross margin for the three-month period ended September 30, 2006 was 3.5 percentage points greater than last year’s first quarter primarily as the result of the 670 basis points improvement in the women’s accessories segment resulting from discontinuing low margin product lines. The men’s accessories segment gross margin increase was primarily attributable to improved margins on direct shipments of ETON gift accessories.
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
Operating Expenses
The following table presents expense data for our reportable segments for the three months ended September 30, 2006 and 2005 (in thousands).

	2006	2005
Selling, general and administrative expense:
Men’s accessories	$10,129	$9,848
Women’s accessories	4,666	6,303

	$14,795	$16,151

Depreciation and amortization:
Men’s accessories	$841	$818
Women’s accessories	380	474

	$1,221	$1,292

Interest expense	$436	$408

Selling, general and administrative expenses (“SG&A”) for the three-months ended September 30, 2006 were $1.4 million less than last year primarily resulting from consolidation of the women’s segment mass merchant and department store businesses and discontinuing product lines. Reduced payroll costs ($923,000) were partly offset by an increase in contract labor ($480,000). Other expense reductions were: distribution center costs ($302,000) with the men’s segment being allocated a greater proportion this year, advertising ($219,000), royalties ($135,000), and travel ($108,000).
Depreciation and amortization for the first quarter of fiscal 2006 included expense for women’s accessories segment assets which were retired in the latter part of the year. As a result of consolidating our women’s accessories segment operations, a greater proportion of corporate asset depreciation is being allocated to the men’s accessories segment in fiscal 2007.
Interest expense for this year’s first quarter was more than the same period last year primarily due to increased commitment fees on the greater amount of unused borrowings under our credit facility and higher average interest rates (7.28% in fiscal 2007 vs. 4.85% in fiscal 2006) on lower average amounts borrowed ($16.3 million in fiscal 2007 vs. $25.2 million in fiscal 2006). The higher debt level at September 30 compared to June 30, 2006 relates to inventory purchases for the holiday season.
The effective income tax rates for the three-month periods this and last year were 38.9% and 39.9%, respectively, with the lower rate this year attributable to more income being derived from sales in states with lower tax rates. The current year rate is more in line with normal rates compared to the annual rate for fiscal 2006 which was affected by a non-deductible goodwill impairment charge in the second quarter and a provision for discontinued product line inventory during the third quarter.
SEASONALITY
Historically our quarterly sales and operating results reflect a seasonal increase during the first and second quarters of our fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
For the three months ended September 30, 2006 our operating activities used cash of $4.1 million compared to $21.1 million in the same period the previous year. The $17.0 million reduction was primarily due to lower inventory procurement compared to the September 30, 2005 level ($7.4 million) resulting from discontinuing certain women’s accessories segment product lines and the increase in sales of ETON gift accessories and belts, increased accounts payable ($4.6 million) related to the timing of payments to vendors, reductions in other assets from refundable income taxes ($2.4 million) and maturity of a short-term cash investment ($1.1 million), and the increase in net income ($1.4 million).
Capital expenditures totaled $964,000 during the three months ended September 30, 2006 primarily in support of inventory management and other computer related functions. Borrowings under our credit facility were substantially less this quarter due to improved operating cash flows.
Our primary sources of liquidity are cash flows from operating activities and our credit facility. Information about our credit facility is incorporated herein by reference to Note 3 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report.
During fiscal 2007 we declared the following cash dividends:

			Dividend
Declaration Date	Record Date	Payable Date	Per Share
August 16, 2006	September 30, 2006	October 20, 2006	$0.0275
October 16, 2006	December 29, 2006	January 19, 2007	$0.0275
We believe we have adequate financial resources and access to sufficient credit lines to satisfy our future working capital needs.
CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS
There have been no material changes outside the ordinary course of our business in any of our contractual obligations, contingent liabilities, or commitments since June 30, 2006.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 30, 2006 our borrowings under our credit facility totaled $18 million bearing interest at 7.08%. We are subject to interest rate risk on our long-term debt. The effect of a one percentage point increase or decrease in the interest rate on the amount of our long-term debt outstanding at September 30, 2006 could lower or increase our annual pretax operating results by $180,000. We do not expect the potential impact of market conditions on the fair value of our indebtedness to be material.
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
Market risk related to foreign currency historically has not been material since we generally have negotiated and settled agreements for the materials we purchase for the production of our products in U.S. dollars.

ITEM 4 — CONTROLS AND PROCEDURES
We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in timely alerting them to material information (including information relating to our consolidated subsidiaries) required to be included in our Securities Exchange Act of 1934 filings. There has been no change in our internal control over financial reporting during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A — RISK FACTORS
No material changes have occurred to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding repurchases of shares of common stock made by us during the quarter ended September 30, 2006. All such shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan.

			Total Number Of	Maximum Number
	Total		Shares Purchased	Of Shares That May
	Number	Average	As Part Of Publicly	Yet Be Purchased As
	Of Shares	Price Paid	Announced Plans	Part Of The Plans
Period	Purchased	Per Share	Or Programs	Or Programs
July 1, 2006 to July 31, 2006	2,336	$10.55	N/A	N/A
August 1, 2006 to August 31, 2006	297	9.60	N/A	N/A
September 1, 2006 to September 30, 2006	540	10.48	N/A	N/A
Total	3,173	10.45	N/A	N/A
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our 2006 Annual Meeting of Stockholders on October 31, 2006, the stockholders voted on a proposal to re-elect three directors to our board of directors and a nonbinding stockholder proposal urging the board of directors to rescind the Company’s Preferred Share Purchase Rights Plan and establish a policy for future rights plans.
Dr. James F. Gaertner, Roger R. Hemminghaus, and Gene Stallings were re-elected to our board of directors to serve as Class I directors for a three year term expiring at the 2009 annual meeting of stockholders, or until their successors are elected and qualified. The number of votes cast and withheld and the number of broker non-votes were as follows:

Nominee	For	Withheld	Broker Non-Votes
Dr. James F. Gaertner	5,764,752	654,237	None
Roger R. Hemminghaus	5,211,065	1,207,924	None
Gene Stallings	5,764,911	654,078	None

Votes on the nonbinding stockholder proposal urging the board of directors to rescind the Company’s Preferred Share Purchase Rights Plan and establish a policy for future rights plans, which was approved, were as follows:

For	3,806,582
Against	1,396,759
Abstain	38,191
Broker Non-Votes	1,177,457
ITEM 6 — EXHIBITS
The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (Registrant)
November 14, 2006	/s/ J.S.B. Jenkins
J.S.B. Jenkins
President, Chief Executive Officer (Principal Executive Officer)

/s/ Mark J. Flaherty
Mark J. Flaherty
Chief Financial Officer (Principal Accounting and Financial Officer)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)
Exhibit Number and Description			Form	Date	File No.	Exhibit
(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Restated Bylaws of Tandy Brands Accessories, Inc.	10-Q	2/11/05	0-18927	3.2

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Certificate of Designations, Powers, Preferences, and Rights of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.1

	4.2	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.3	Form of Preferred Share Purchase Rights Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.3

	4.4	Form of Rights Certificate of Tandy Brands Accessories, Inc.	8-K	11/02/99	0-18927	4

	4.5	Amended and Restated Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Bank Boston, N.A.	8-K	11/02/99	0-18927	4

	4.6	Amendment to Rights Agreement, dated October 19, 1999, between Tandy Brands Accessories, Inc. and Fleet National Bank (f.k.a. Bank Boston, N.A.)	10-Q	5/10/02	0-18927	4.7

	4.7	Amended and Restated Credit Agreement among Tandy Brands Accessories, Inc. as the Borrower, Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent and as a Lender, and Certain Financial Institutions, as Lenders and Wells Fargo Bank, N.A. as Arranger as of September 7, 2006	10-K	9/22/06	0-18927	4.7

(10)	Material Contracts

	10.1	Tandy Brands Accessories, Inc. Benefit Restoration Plan and related Trust Agreement and Amendments Nos. 1 and 2 thereto*	10-K	9/25/97	0-18927	10.14

	10.2	Amendment No. 3 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, effective as of July 1, 2003*	10-K	9/23/03	0-18927	10.32

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

2

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.14	Mid-Market Trust Agreement, dated August 19, 2001, between Tandy Brands Accessories, Inc. and State Street Bank and Trust Company, relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.28

10.15	Amendments Nos. 1-3 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-K	9/23/03	0-18927	10.31

10.16	Succession Agreement, dated June 20, 2002, between Tandy Brands Accessories, Inc. and Comerica Bank - Texas, (the Trustee), relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.35

10.17	Amendment No. 4 to the Tandy Brands Accessories, Inc. Employees Investment Plan, dated December 22, 2003*	10-Q	2/12/04	0-18927	10.38

10.18	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Dr. James F. Gaertner*	S-8	5/15/02	33-88276	10.2

10.19	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Gene Stallings*	S-8	5/15/02	33-88276	10.4

10.20	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Roger R. Hemminghaus*	S-8	5/15/02	33-88276	10.5

10.21	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	33-88276	10.6

10.22	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

10.23	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.39

3

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.24	Form of Employee Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.40

10.25	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.41

10.26	Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.42

10.27	Form of Severance Agreement between Tandy Brands Accessories, Inc. for Executive and Senior Officers*	10-K	9/23/03	0-18927	10.33

10.28	Office Lease Agreement, dated January 31, 2004, between Koll Bren Fund VI, LP and Tandy Brands Accessories, Inc. relating to the corporate office	10-Q	2/12/04	0-18927	10.36

10.29	Acknowledgement and Release Agreement between Tandy Brands Accessories, Inc. and J.S.B. Jenkins relating to the termination of the Supplemental Executive Retirement Plan*	8-K	8/22/05	0-18927	10.45

10.30	Tandy Brands Accessories, Inc. Stock Purchase Program (As Amended And Restated Effective December 1, 2005)*	10-Q	2/10/06	0-18927	10.46

10.31	Executive Officer Compensation Summary - Fiscal 2007 and 2006 and Non-Employee Director Compensation Summary — Fiscal 2007*	8-K	4/24/06	0-18927	10.1

10.32	Summary of Incentive Bonus Plan for Executive Officers*	8-K	4/24/06	0-18927	10.2

10.33	Amendments Nos. 5-6 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-Q	5/11/06	0-18927	10.44

10.34	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	10-K	9/22/06	0-18927	10.35

4

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
Exhibit Number and Description			Form	Date	File No.	Exhibit
	10.35	Amended and Restated Credit Agreement among Tandy Brands Accessories, Inc. as the Borrower, Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent and as a Lender, and Certain Financial Institutions, as Lenders and Wells Fargo Bank, N.A. as Arranger as of September 7, 2006	10-K	9/22/06	0-18927	10.36

	10.36	Form of 2006 Performance Unit Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	8-K	11/6/06	0-18927	10.1

	10.37	Amendment No. 4 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, dated July 1, 2001* **	N/A	N/A	N/A	N/A

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith

5