Form 10-Q
period 2006-12-31
TANDY BRANDS ACCESSORIES INC
filed 2007-02-14
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes                ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class Common stock, $1.00 par value	Number of shares outstanding at February 14, 2007 6,862,518

PART I — FINANCIAL INFORMATION
Item 1 Financial Statements	4 - 10
Item 2 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	11 - 13
Item 3 Quantitative And Qualitative Disclosures About Market Risk	13
Item 4 Controls And Procedures	14
PART II — OTHER INFORMATION
Item 1A Risk Factors	14
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 4 Submission Of Matters To A Vote Of Security Holders	14 - 15
Item 6 Exhibits	15
SIGNATURES	15
EXHIBIT INDEX
Form of 2006 Performance Unit Award Agreement
Employees Investment Plan Amendment
Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)
Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)
Section 1350 Certifications — CEO & CFO
Form of 2006 Performance Unit Award Agreement
Amendment to Employees Investment Plan
Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)
Certification of CEO and CFO Pursuant to Section 1350

This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continue,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements on our current expectations about future events and estimates and projections about the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified under “Risk Factors” included in our 2006 Annual Report on Form 10-K. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Tandy Brands Accessories, Inc. And Subsidiaries
Condensed Consolidated Statements Of Operations
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005
Net sales	$64,340	$73,866	$121,539	$134,814
Cost of goods sold	40,150	48,911	76,322	89,579

Gross margin	24,190	24,955	45,217	45,235
Selling, general and administrative expenses	16,975	18,223	31,770	34,374
Depreciation and amortization	1,210	1,237	2,431	2,529
Goodwill impairment	—	938	—	938

Total operating expenses	18,185	20,398	34,201	37,841

Operating income	6,005	4,557	11,016	7,394
Interest expense	(456)	(706)	(892)	(1,114)
Royalty and other income	26	87	81	97

Income before income taxes	5,575	3,938	10,205	6,377
Income taxes	2,169	1,902	3,970	2,874

Net income	$3,406	$2,036	$6,235	$3,503

Earnings per common share	$0.51	$0.31	$0.93	$0.53
Earnings per common share assuming dilution	$0.50	$0.30	$0.91	$0.52
Cash dividends declared per common share	$0.0275	$0.0275	$0.055	$0.055
Common shares outstanding	6,709	6,593	6,692	6,570
Common shares outstanding assuming dilution	6,882	6,743	6,860	6,713
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	December 31	June 30
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$7,068	$4,182
Accounts receivable	34,565	27,322
Inventories:
Raw materials and work in process	4,353	5,320
Finished goods	54,667	56,450
Deferred income taxes	4,032	3,792
Other current assets	2,781	5,784

Total current assets	107,466	102,850
Property and equipment	38,645	37,119
Accumulated depreciation	(26,590)	(24,689)

Net property and equipment	12,055	12,430

Other assets:
Goodwill	16,230	16,292
Other intangibles	5,296	5,653
Other assets	1,800	1,719

Total other assets	23,326	23,664

	$142,847	$138,944

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$12,608	$10,106
Accrued expenses	8,517	6,214
Notes payable	7,000	—

Total current liabilities	28,125	16,320

Other liabilities:
Notes payable	—	14,000
Supplemental executive retirement obligation	1,369	1,133
Deferred income taxes	960	1,640
Other liabilities	1,251	1,012

Total other liabilities	3,580	17,785

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,848,892 shares and 6,795,183 shares issued and outstanding	6,849	6,795
Additional paid-in capital	32,691	31,911
Retained earnings	71,819	65,960
Other comprehensive income	664	988
Shares held by Benefit Restoration Plan Trust	(881)	(815)

Total stockholders’ equity	111,142	104,839

	$142,847	$138,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Condensed Consolidated Statements Of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	December 31
	2006	2005
Cash flows provided (used) by operating activities:
Net income	$6,235	$3,503
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	2,508	2,619
Goodwill impairment	—	938
Share-based compensation expense	252	505
Amortization of debt origination costs	99	70
Excess income tax benefit from stock option exercises	(18)	(67)
Deferred income taxes	(920)	(1,577)
Other	(52)	(295)
Changes in assets and liabilities:
Accounts receivable	(7,243)	(15,093)
Inventories	2,750	(3,942)
Other assets	2,754	1,746
Accounts payable	2,567	1,063
Accrued expenses	2,521	1,491

Net cash provided (used) by operating activities	11,453	(9,039)
Cash flows used for investing activities:
Purchases of property and equipment	(1,748)	(1,910)
Cash flows (used) provided by financing activities:
Stock sold to stock purchase program	533	668
Stock options exercised	88	424
Dividends paid	(375)	(366)
Change in cash overdrafts	(65)	(1,045)
Note net (repayments) borrowings	(7,000)	12,445

Net cash (used) provided by financing activities	(6,819)	12,126

Net increase in cash and cash equivalents	2,886	1,177
Cash and cash equivalents beginning of year	4,182	3,429

Cash and cash equivalents end of period	$7,068	$4,606

Supplemental cash flow information:
Interest paid	$815	$902
Income taxes paid	$47	$1,539
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
Our first and second quarter sales and net income normally reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Consequently, operating results for the three- and six-month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007.
Note 2 — Impact Of Recently Issued Accounting Standards
In May 2005 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which becomes effective for annual periods beginning after December 15, 2005, our fiscal 2007. This Statement requires that a voluntary change in accounting principle be retrospectively applied to prior period’s financial statements unless it is impractible to do so. Our financial statements will be affected by SFAS No. 154 only if we voluntarily change an accounting principle or correct an error in previously issued statements.
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
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which becomes effective for fiscal years beginning after November 15, 2007, our fiscal 2009. This Statement defines fair value, establishes a measuring framework, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but may change current practice for some entities. We do not anticipate our adoption of the Statement will have a material impact on our financial statements.

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
At December 31, 2006 we had outstanding borrowings under the credit facility of $7 million bearing interest at 7.1% and outstanding letters of credit used in conjunction with merchandise procurement totaling $2.1 million. Principal payments are due on the facility’s expiration date; however, the outstanding borrowings were repaid in January 2007 and, therefore, have been classified as a current liability.
The credit facility is guaranteed by all of our subsidiaries, except our Canadian subsidiary, and requires the maintenance of certain financial covenants, which, if not met, could adversely impact our liquidity. It permits the payment of dividends and does not require us to enter into an interest rate swap agreement against our borrowings under the credit facility.
We also have a Canadian line of credit for $858,000 secured by a letter of credit from a U.S. bank. At June 30 and December 31, 2006 there were no borrowings under this line of credit. At December 31, 2006 we had credit availability under our credit facility and our Canadian line of credit as follows (in thousands):

Total credit facilities	$75,858
Less:
Debt outstanding	7,000
Letters of credit outstanding	2,104
Canadian standby letter of credit	858

Credit available	$65,896

Note 4 — Comprehensive Income
The following table presents the components of comprehensive income, net of related tax, for the three- and six-month periods ended December 31, 2006 and 2005 (in thousands).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005
Net income	$3,406	$2,036	$6,235	$3,503
Currency translation adjustments	(301)	9	(324)	334
SERP minimum liability decrease	—	—	—	269

Comprehensive income	$3,105	$2,045	$5,911	$4,106

Note 5 — Share-Based Compensation Award
Performance units payable in shares of our common stock following the end of the performance cycle were awarded to employees during the quarter ended December 31, 2006. The units earned during the July 1, 2006 to June 30, 2009 performance cycle based on the Company’s return on noncash assets may vary from 0% to 150% of the target payout. Employees vest in the portion of units earned equal to the months employed during the cycle upon death, disability, or normal (age 65) or early retirement (age 55 and 15 years service); otherwise, units cliff vest at the end of the cycle.
Unit fair values are based on the market price of the Company’s stock on the grant date reduced by the present value of estimated future dividends. Compensation expense initially recognized (December 2006 quarter — $38,000) assumes achievement of the target payout level and is subsequently adjusted for changes in the number of units expected to vest. The estimated future expense ($563,000 at December 31, 2006 for awards granted) is amortized using the straight-line method to the end of the performance cycle. The $10.99 estimated fair value per unit granted assumes quarterly dividends of $0.0275 per share discounted at a risk-free interest rate of 4.62%.
The following table presents units awarded and granted during the quarter and outstanding at December 31, 2006 based on 150% of target payout.

Total awarded	140,634
To be granted	58,560
Granted	82,074
Granted units expected to vest at December 31, 2006	54,716
Note 6 — Earnings Per Share
The following table presents the computation of basic and diluted earnings per share for the three- and six-month periods ended December 31, 2006 and 2005 (in thousands except per share amounts).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share:
Net income	$3,406	$2,036	$6,235	$3,503

Denominator:
Weighted-average shares outstanding	6,705	6,570	6,688	6,548
Contingently issuable shares	4	23	4	22

Denominator for basic earnings per share	6,709	6,593	6,692	6,570
Effect of dilutive share-based compensation	173	150	168	143

Denominator for diluted earnings per share	6,882	6,743	6,860	6,713

Earnings per common share	$0.51	$0.31	$0.93	$0.53
Earnings per common share assuming dilution	$0.50	$0.30	$0.91	$0.52
Note 7 — Disclosures About Segments Of Our Business And Related Information
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

Note 7 — Disclosures About Segments Of Our Business And Related Information (continued)
The following table presents operating and asset information by reportable segment for the three- and six-month periods ended December 31, 2006 and 2005 (in thousands).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005
Net sales to external customers:
Men’s accessories	$47,050	$46,358	$84,411	$80,996
Women’s accessories	17,290	27,508	37,128	53,818

	$64,340	$73,866	$121,539	$134,814

Operating income (loss): (1)
Men’s accessories	$5,094	$5,796	$8,405	$8,209
Women’s accessories (2)	911	(1,239)	2,611	(815)

	6,005	4,557	11,016	7,394
Interest expense	(456)	(706)	(892)	(1,114)
Other income (3)	26	87	81	97

Income before income taxes	$5,575	$3,938	$10,205	$6,377

Depreciation and amortization:
Men’s accessories	$835	$786	$1,676	$1,604
Women’s accessories	375	451	755	925

	$1,210	$1,237	$2,431	$2,529

Capital expenditures:
Men’s accessories	$365	$101	$639	$249
Women’s accessories	43	59	67	184
Corporate	376	906	1,042	1,477

	$784	$1,066	$1,748	$1,910

(1)	Operating income (loss) consists of net sales less cost of goods sold and specifically identifiable and allocated selling, general and administrative expenses.

(2)	Women’s accessories 2005 operating loss includes a $938,000 charge for goodwill impairment.

(3)	Other income includes royalty income from corporate trade names and other income not specifically identifiable with a segment.

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
Net income for the fiscal 2007 second quarter of $3.4 million and first half of $6.2 million was 67.3% and 78.0%, respectively, ahead of last year. Total sales were less as the quarter and first half of fiscal 2006 included $9.6 and $19.7 million, respectively, in sales of products by our women’s accessories segment which have been discontinued. Gross margins improved without the negative effect of sales of lower margin discontinued products and selling, general and administrative expenses were less from consolidating our women’s accessories segment operations.
2006 COMPARED TO 2005
Net Sales And Gross Margins
The following table presents sales and gross margin data for our reportable segments for the three- and six-month periods ended December 31, 2006 and 2005 (in thousands of dollars).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005
Net sales:
Men’s accessories	$47,050	$46,358	$84,411	$80,996
Women’s accessories	17,290	27,508	37,128	53,818

	$64,340	$73,866	$121,539	$134,814

Gross margin:
Men’s accessories	$17,744	$17,927	$32,025	$31,036
Women’s accessories	6,446	7,028	13,192	14,199

	$24,190	$24,955	$45,217	$45,235

Gross margin percent of sales:
Men’s accessories	37.7%	38.7%	37.9%	38.3%
Women’s accessories	37.3	25.5	35.5	26.4
Total	37.6	33.8	37.2	33.6
Overall net sales for the three- and six-month periods ended December 31, 2006 were $9.5 and $13.3 million, respectively, less than the same periods in the prior year as the result of the decision last year to exit several of the women’s accessories segment product lines. Increased second quarter sales of ETON gift accessories by our men’s ($1.8 million) and women’s ($0.7 million) accessories segments were all but offset by lower sales of other products in both segments, excluding those which have been discontinued, as a greater share of their sales for the six months were shipped in the first quarter. As expected the men’s accessories segment also experienced softer holiday season sales of belts and small leather goods. For the fiscal 2007 six-month period compared to fiscal 2006, sales of ETON gift accessories increased $4.2 million (men’s — $3.4 million; women’s — $0.8 million) and sales of belts increased $4.7 million (men’s — $1.0 million; women’s — $3.7 million).

2006 COMPARED TO 2005 (continued)
Gross margins of 37.6% and 37.2% for the three- and six-month periods ended December 31, 2006 were almost four percentage points greater than the same periods last year primarily due to the women’s accessories segment margins increasing from 25.5% to 37.3% for the quarter and from 26.4% to 35.5% for the six months. The increases for the women’s accessories segment were primarily a result of discontinuing low margin product lines. The men’s accessories segment gross margins were slightly lower as belt sales to mass merchants experienced price pressure even though direct shipment sales and margins increased. In the fiscal 2006 second quarter the men’s accessories segment gift business incurred approximately $900,000 in air freight due to manufacturing and weather-related delays and longer factory inspection times.
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
Operating Expenses
The following table presents expense data for our reportable segments for the three- and six-month periods ended December 31, 2006 and 2005 (in thousands).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2006	2005	2006	2005
Selling, general and administrative expense:
Men’s accessories	$11,815	$11,347	$21,944	$21,195
Women’s accessories	5,160	6,876	9,826	13,179

	$16,975	$18,223	$31,770	$34,374

Depreciation and amortization:
Men’s accessories	$835	$786	$1,676	$1,604
Women’s accessories	375	451	755	925

	$1,210	$1,237	$2,431	$2,529

Interest expense	$456	$706	$892	$1,114

Selling, general and administrative expenses (“SG&A”) for the second quarter and first half of fiscal 2007 were $1.2 and $2.6 million, respectively, less than the prior year primarily due to consolidation of the women’s segment mass merchant and department store businesses and discontinuing product lines. Reduced payroll costs (quarter — $902,000; year — $1,825,000) were partly offset by contract labor increases (quarter — $639,000; year — $1,120,000). Other expense reductions, including $85,000 for director share-based compensation as a result of awards not being granted this year, were:

	Quarter	First Half
Distribution center costs	$561,000	$864,000
Legal and professional	217,000	240,000
Travel	179,000	287,000
Interest expense for this year’s second quarter and first half was less than the same periods last year primarily due to lower average amounts borrowed over the six-month period ($16.2 million in fiscal 2007 vs. $29.9 million in fiscal 2006) even though average interest rates for the six months were higher (7.02% in fiscal 2007 vs. 5.30% in fiscal 2006). The higher debt level at June 30 compared to December 31, 2006 related to inventory purchased for the holiday season which has been sold.
The effective income tax rate this year is 38.9% while last year it was 48.3% and 45.1% for the quarter and six months, respectively. The fiscal 2006 rates were affected by a non-deductible goodwill impairment charge in the second quarter. More income being derived this year from sales in states with lower tax rates also reduced the effective rate which is more in line with our historical rates.

SEASONALITY
Historically our quarterly sales and operating results reflect a seasonal increase during the first and second quarters of our fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
The $20.5 million operating cash flow increase for the six months ended December 31, 2006 compared to last year resulted primarily from accelerated collection of accounts receivable ($7.9 million), lower inventory levels ($6.7 million) resulting from discontinuing certain women’s accessories segment product lines and the increase in sales of ETON gift accessories and belts, reductions in other assets from refundable income taxes ($2.4 million) and maturity of a short-term cash investment ($1.1 million), increased accounts payable ($1.5 million) related to the timing of payments to vendors, and the increase in net income ($2.7 million).
Capital expenditures totaled $1.7 million during the six months ended December 31, 2006 primarily in support of inventory management, other computer related functions, and sales office remodeling. Borrowings under our credit facility were substantially less at December 31, 2006 due to improved operating cash flows. The $7 million balance was repaid in January 2007.
Our primary sources of liquidity are cash flows from operating activities and our credit facility. Information about our credit facility is incorporated herein by reference to Note 3 of the notes to condensed consolidated financial statements included in Item 1 of this Quarterly Report.
During fiscal 2007 we declared the following cash dividends, including a 45% increase in the April 2007 payment:

			Dividend
Declaration Date	Record Date	Payable Date	Per Share
August 16, 2006	September 30, 2006	October 20, 2006	$0.0275
October 16, 2006	December 29, 2006	January 19, 2007	$0.0275
January 31, 2007	March 30, 2007	April 20, 2007	$0.04
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At December 31, 2006 our borrowings under our credit facility, which were repaid in January 2007, totaled $7 million bearing interest at 7.1%. We are subject to interest rate risk on our long-term debt.
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

ITEM 4 — CONTROLS AND PROCEDURES
We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in timely alerting them to material information (including information relating to our consolidated subsidiaries) required to be included in our Securities Exchange Act of 1934 filings. There has been no change in our internal control over financial reporting during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A — RISK FACTORS
No material changes have occurred to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding repurchases of shares of common stock made by us during the quarter ended December 31, 2006. All such shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan.

			Total Number Of	Maximum Number
	Total		Shares Purchased	Of Shares That May
	Number	Average	As Part Of Publicly	Yet Be Purchased As
	Of Shares	Price Paid	Announced Plans	Part Of The Plans
Period	Purchased	Per Share	Or Programs	Or Programs
October 1, 2006 to October 31, 2006	2,129	$11.34	N/A	N/A
November 1, 2006 to November 30, 2006	318	11.97	N/A	N/A
December 1, 2006 to December 31, 2006	352	12.07	N/A	N/A
Total	2,799	11.50	N/A	N/A
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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)
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

TANDY BRANDS ACCESSORIES, INC.
(Registrant)

February 14, 2007	/s/ J.S.B. Jenkins

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

3

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.24	Form of Employee Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.40

10.25	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.41

10.26	Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.42

10.27	Form of Severance Agreement between Tandy Brands Accessories, Inc. for Executive and Senior Officers*	10-K	9/23/03	0-18927	10.33

10.28	Office Lease Agreement, dated January 31, 2004, between Koll Bren Fund VI, LP and Tandy Brands Accessories, Inc. relating to the corporate office	10-Q	2/12/04	0-18927	10.36

10.29	Acknowledgement and Release Agreement between Tandy Brands Accessories, Inc. and J.S.B. Jenkins relating to the termination of the Supplemental Executive Retirement Plan*	8-K	8/22/05	0-18927	10.45

10.30	Tandy Brands Accessories, Inc. Stock Purchase Program (As Amended And Restated Effective December 1, 2005)*	10-Q	2/10/06	0-18927	10.46

10.31	Executive Officer Compensation Summary – Fiscal 2007 and 2006 and Non-Employee Director Compensation Summary – Fiscal 2007*	8-K	4/24/06	0-18927	10.1

10.32	Summary of Incentive Bonus Plan for Executive Officers*	8-K	4/24/06	0-18927	10.2

10.33	Amendments Nos. 5-6 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-Q	5/11/06	0-18927	10.44

10.34	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	10-K	9/22/06	0-18927	10.35

4

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.35	Amended and Restated Credit Agreement among Tandy Brands Accessories, Inc. as the Borrower, Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent and as a Lender, and Certain Financial Institutions, as Lenders and Wells Fargo Bank, N.A. as Arranger as of September 7, 2006	10-K	9/22/06	0-18927	10.36

10.36	Amendment No. 4 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, dated July 1, 2001*	10-Q	11/14/06	0-18927	10.37

10.37	Form of 2006 Performance Unit Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan* **	N/A	N/A	N/A	N/A

10.38	Amendment No. 7 to the Tandy Brands Accessories, Inc. Employees Investment Plan, effective as of January 1, 2006* **	N/A	N/A	N/A	N/A

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32) Section 1350 Certifications

32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith

5