Form 10-Q
period 2007-03-31
TANDY BRANDS ACCESSORIES INC
filed 2007-05-10
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007
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
☐ Yes       ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding
Class	at May 10, 2007

Common stock, $1.00 par value	6,897,893

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements	4-10

Item 2 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	10-14

Item 3 Quantitative And Qualitative Disclosures About Market Risk	14

Item 4 Controls And Procedures	14

PART II — OTHER INFORMATION

Item 1A Risk Factors	14

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6 Exhibits	15

SIGNATURES	15

Exhibit Index

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)	Exhibit 31.1

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)	Exhibit 31.2

Section 1350 Certifications — Chief Executive Officer and Chief Financial Officer	Exhibit 32.1
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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Operations
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
Net sales	$37,905	$45,414	$159,444	$180,228
Cost of goods sold	24,303	30,613	100,625	120,192
Provision for discontinued product line inventory	—	6,900	—	6,900

	24,303	37,513	100,625	127,092

Gross margin	13,602	7,901	58,819	53,136
Selling, general and administrative expenses	15,062	15,625	46,832	49,999
Depreciation and amortization	1,175	1,307	3,606	3,836
Goodwill impairment	—	—	—	938

Total operating expenses	16,237	16,932	50,438	54,773

Operating (loss) income	(2,635)	(9,031)	8,381	(1,637)
Interest expense	(141)	(477)	(1,033)	(1,591)
Royalty and other income	459	42	540	139

(Loss) income before income taxes	(2,317)	(9,466)	7,888	(3,089)
Income taxes (benefit)	(934)	(3,545)	3,036	(671)

Net (loss) income	$(1,383)	$(5,921)	$4,852	$(2,418)

(Loss) earnings per common share	$(0.21)	$(0.89)	$0.72	$(0.37)
(Loss) earnings per common share assuming dilution	$(0.21)	$(0.89)	$0.71	$(0.37)
Cash dividends declared per common share	$0.04	$0.0275	$0.095	$0.0825
Common shares outstanding	6,730	6,619	6,705	6,586
Common shares outstanding assuming dilution	6,730	6,619	6,877	6,586
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	March 31	June 30
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$3,775	$4,182
Accounts receivable	30,438	27,322
Inventories:
Raw materials and work in process	4,357	5,320
Finished goods	56,823	56,450
Deferred income taxes	3,307	3,792
Other current assets	2,998	5,784

Total current assets	101,698	102,850
Property and equipment	38,785	37,119
Accumulated depreciation	(27,460)	(24,689)

Net property and equipment	11,325	12,430
Other assets:
Goodwill	16,245	16,292
Other intangibles	5,057	5,653
Other assets	1,766	1,719

Total other assets	23,068	23,664

	$136,091	$138,944

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$14,636	$10,106
Accrued expenses	6,564	6,214
Notes payable	1,108	—

Total current liabilities	22,308	16,320
Other liabilities:
Notes payable	—	14,000
Supplemental executive retirement obligation	1,477	1,133
Deferred income taxes	871	1,640
Other liabilities	1,431	1,012

Total other liabilities	3,779	17,785
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,875,847 shares and 6,795,183 shares issued and outstanding	6,876	6,795
Additional paid-in capital	33,166	31,911
Retained earnings	70,160	65,960
Other comprehensive income	707	988
Shares held by Benefit Restoration Plan Trust	(905)	(815)

Total stockholders’ equity	110,004	104,839

	$136,091	$138,944

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	March 31
	2007	2006
Cash flows provided (used) by operating activities:
Net income (loss)	$4,852	$(2,418)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Provision for discontinued product line inventory	—	6,900
Depreciation and amortization	3,722	4,002
Goodwill impairment	—	938
Share-based compensation expense	441	724
Amortization of debt origination costs	135	102
Excess income tax benefit from stock option exercises	(19)	(71)
Deferred income taxes	(284)	(172)
Other	(310)	(157)
Changes in assets and liabilities:
Accounts receivable	(3,116)	(1,930)
Inventories	590	(5,572)
Other assets	2,461	(1,951)
Accounts payable	4,513	(1,811)
Accrued expenses	621	(2,078)

Net cash provided (used) by operating activities	13,606	(3,494)

Cash flows used for investing activities:
Purchases of property and equipment	(2,040)	(2,355)
Proceeds from trademark sale	500	—

Net cash used for investing activities	(1,540)	(2,355)

Cash flows (used) provided by financing activities:
Stock sold to stock purchase program	795	969
Stock options exercised	170	428
Dividends paid	(563)	(551)
Change in cash overdrafts	17	(1,453)
Note net (repayments) borrowings	(12,892)	4,945

Net cash (used) provided by financing activities	(12,473)	4,338

Net decrease in cash and cash equivalents	(407)	(1,511)

Cash and cash equivalents beginning of year	4,182	3,429

Cash and cash equivalents end of period	$3,775	$1,918

Supplemental cash flow information:
Interest paid	$1,013	$1,411
Income taxes paid	$690	$1,675
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Principles
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain fiscal 2006 amounts have been reclassified to conform to the fiscal 2007 presentation.
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
The consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Our first and second quarter sales and net income normally reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Consequently, operating results for the three- and nine-month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007.
Note 2 — Impact Of Recently Issued Accounting Standard
In June 2006 the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) which becomes effective for fiscal years beginning after December 15, 2006. While we have not fully assessed the potential impact on our financial statements of adopting the interpretation in fiscal 2008, we do not believe the impact will be material. FIN No. 48 clarifies the accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
Note 3 — Trademark Sale
During the third quarter of fiscal 2007, we recognized a $440,000 pretax gain from the sale of the rights to one of our trademarks for use within the Republic of Mexico. Cash receipts under the prior license agreement for the trademark were approximately 40% of our royalty and other income in fiscal 2005 and 2006 and, excluding the gain, 70% of such income in fiscal 2007.

Note 4 — Credit Arrangements
Our $75 million unsecured revolving credit facility, entered into on September 7, 2006, expires June 30, 2009. A $10 million sub-limit of the facility (“swing line”) may be used for same day advances provided by the facility’s administrative agent, a financial institution of the credit facility. The facility bears interest at LIBOR plus 0.75% to 1.75% based on various debt to equity ratios. It also requires us to pay commitment fees based on certain financial performance objectives ranging from 20 to 37.5 basis points on the unused balance. The facility contains an accordion feature allowing us to increase it by up to an additional $25 million including, if necessary, by adding an additional financial institution in the future.
At March 31, 2007 we had outstanding borrowings under the credit facility of $1.1 million bearing interest at 8.25% and outstanding letters of credit used in conjunction with merchandise procurement totaling $1.9 million. Principal payments are due on the facility’s expiration date; however, the outstanding borrowings have been classified as a current liability as they are expected to be repaid within the succeeding twelve months.
The credit facility is guaranteed by all of our subsidiaries, except our Canadian subsidiary, and requires the maintenance of certain financial covenants, which, if not met, could adversely impact our liquidity. It permits the payment of dividends and does not require us to enter into an interest rate swap agreement against our borrowings under the credit facility.
We also have a Canadian line of credit for $867,000 secured by a letter of credit from a U.S. bank. At June 30, 2006 and March 31, 2007 there were no borrowings under this line of credit. At March 31, 2007 we had credit availability under our credit facility and our Canadian line of credit as follows (in thousands):

Total credit facilities	$75,867
Less:
Debt outstanding	1,108
Letters of credit outstanding	1,942
Canadian standby letter of credit	867

Credit available	$71,950

Note 5 — Income Taxes
The effective income tax rate for the nine months this year was 38.5%, which is more in line with our historical rates. The fiscal 2006 effective tax benefit rate for the nine months was 21.7% with the primary differences from the 34% federal statutory tax rated being 5.7% for the goodwill impairment charge which was not deductible for income tax purposes and 3.7% for state income taxes based on subsidiaries’ earnings which were not offset by the provision for discontinued product line inventory.
Note 6 — Comprehensive Income
The following table presents the components of comprehensive income, net of related tax (in thousands).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
Net (loss) income	$(1,383)	$(5,921)	$4,852	$(2,418)
Currency translation adjustments	43	(21)	(281)	313
SERP minimum liability decrease	—	—	—	269

Comprehensive (loss) income	$(1,340)	$(5,942)	$4,571	$(1,836)

Note 7 — Share-Based Compensation Award
Performance units payable in shares of our common stock following the end of the performance cycle were awarded during the second quarter of fiscal 2007 and granted to employees in the second and third quarters. The units earned during the July 1, 2006 to June 30, 2009 performance cycle, based on the Company’s return on noncash assets, may vary from 0% to 150% of the target payout. Employees vest in the portion of units earned equal to the months employed during the cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement; otherwise, units cliff vest at the end of the cycle.
Unit fair values are based on the market price of the Company’s stock on the grant date reduced by the present value of estimated future dividends. The estimated weighted-average grant-date fair value per unit assumes quarterly dividends of $0.0275 and $0.04 per share discounted at risk-free interest rates of 4.62% and 4.71%. Based on 150% of target payout, 141,984 units ($11.46 weighted-average fair value) were granted and are outstanding at March 31, 2007 and 61,060 units ($11.40 weighted-average fair value) are vested or are expected to vest. Compensation expense is adjusted for changes in the number of units expected to vest. The $619,000 estimated future expense at March 31, 2007 is being amortized using the straight-line method to the end of the performance cycle.
Note 8 — Earnings Per Share
The following table presents the computation of basic and diluted earnings per share (in thousands except per share amounts).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net (loss) income	$(1,383)	$(5,921)	$4,852	$(2,418)

Denominator:
Weighted-average shares outstanding	6,726	6,595	6,701	6,563
Contingently issuable shares	4	24	4	23

Denominator for basic earnings per share	6,730	6,619	6,705	6,586
Effect of dilutive share-based compensation	—	—	172	—

Denominator for diluted earnings per share	6,730	6,619	6,877	6,586

(Loss) earnings per common share	$(0.21)	$(0.89)	$0.72	$(0.37)
(Loss) earnings per common share assuming dilution	$(0.21)	$(0.89)	$0.71	$(0.37)
Note 9 — Disclosures About Segments Of Our Business And Related Information
We sell our products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military. We and our corresponding customer relationships are organized along men’s and women’s product lines. As a result we have two reportable segments: (1) men’s accessories, consisting of belts, wallets and other small leather goods, gifts, neckwear, and sporting goods; and (2) women’s accessories, consisting of belts, small leather goods, handbags, and gift accessories. General corporate expenses and depreciation are allocated to each segment based on the respective segment’s asset base. Management measures each segment based upon income before income taxes utilizing accounting policies consistent in all material respects with those described in Note 2 of our 2006 Annual Report on Form 10-K. No inter-segment revenue is recorded.

Note 9 — Disclosures About Segments Of Our Business And Related Information (continued)
The following table presents operating and asset information by reportable segment (in thousands).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
Net sales to external customers:
Men’s accessories	$26,238	$26,052	$110,649	$107,048
Women’s accessories	11,667	19,362	48,795	73,180

	$37,905	$45,414	$159,444	$180,228

Operating (loss) income: (1)
Men’s accessories	$(1,513)	$(525)	$6,892	$7,713
Women’s accessories (2)	(1,122)	(8,506)	1,489	(9,350)

	(2,635)	(9,031)	8,381	(1,637)
Interest expense	(141)	(477)	(1,033)	(1,591)
Other income (3)	459	42	540	139

(Loss) income before income taxes	$(2,317)	$(9,466)	$7,888	$(3,089)

Depreciation and amortization:
Men’s accessories	$795	$837	$2,471	$2,441
Women’s accessories	380	470	1,135	1,395

	$1,175	$1,307	$3,606	$3,836

Capital expenditures:
Men’s accessories	$84	$95	$723	$344
Women’s accessories	10	88	77	272
Corporate	198	262	1,240	1,739

	$292	$445	$2,040	$2,355

(1)	Operating (loss) income consists of net sales less cost of goods sold and specifically identifiable and allocated selling, general and administrative expenses.

(2)	Women’s accessories fiscal 2006 operating loss includes a $7.1 million charge for discontinued product line inventory, associated packaging costs, and severance payments in the third quarter and a $938,000 charge for goodwill impairment in the second quarter.

(3)	Other income includes a $440,000 gain from the sale of a trademark in the third quarter of fiscal 2007 and royalty income from corporate trade names and other income not specifically identifiable with a segment.
Note 10 — Subsequent Event
On April 23, 2007 we announced we will be converting our Yoakum, Texas belt manufacturing operations of our men’s accessories segment into a receiving and distribution facility during the fourth quarter of fiscal 2007. We expect the majority of our manufacturing at the facility will be concluded by June 30, 2007 without incurring any impairment charges related to the property and equipment. Belts currently produced at the facility are expected to transition to overseas manufacturing facilities. Severance and payroll related costs in the range of $650,000 to $850,000 are expected to be incurred in the fourth quarter related to the elimination of approximately 165 salaried and hourly positions.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 should be read in the context of the information included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report, including our consolidated financial statements and accompanying notes in Item 1 of this Quarterly Report.

OVERVIEW
We are a leading designer, manufacturer and marketer of branded men’s, women’s and children’s accessories, including belts and small leather goods, such as wallets. Our product line also includes gift accessories, handbags, sporting goods, and neckwear. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names including DOCKERS®, LEVI’S®, LEVI STRAUSS SIGNATURE™, JONES NEW YORK®, TOTES®, ROLFS®, HAGGAR®, WOOLRICH®, JORDACHE®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, AMITY®, COLETTA®, STAGG®, ACCESSORY DESIGN GROUP®, TIGER®, ETON®, SURPLUS® and EILEEN WEST™ as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores and the retail exchange operations of the United States military.
Net sales for the fiscal 2007 third quarter and nine months of $37.9 million and $159.4 million, respectively, were less than the same fiscal 2006 periods. Fiscal 2006 included $4.2 and $25.3 million, respectively, in sales of products by our women’s accessories segment which have been discontinued. Our gross margins improved without the negative effect of sales of lower margin discontinued products. In addition, our selling, general and administrative expenses were less as a result of consolidating our women’s accessories segment operations. For the third quarter of fiscal 2007 we incurred a net loss of $1.4 million which reduced our seasonally higher first and second quarter earnings to $4.9 million for the nine-month period. In the third quarter of fiscal 2006 we incurred a pretax $7.1 million restructuring charge.
We will be converting our Yoakum, Texas belt manufacturing operations into a receiving and distribution facility during the fourth quarter of fiscal 2007. No impairment charges related to the property and equipment are expected to be incurred; however, severance and payroll related costs in the range of $650,000 to $850,000 are expected to be incurred in the fourth quarter related to the elimination of approximately 165 salaried and hourly positions. Belts currently produced at the facility are expected to transition to overseas manufacturing facilities resulting in cost savings of approximately $1.5 million in fiscal 2008.
On May 2, 2007 we announced a license agreement with The Goodyear Tire & Rubber Company to market the Goodyear line of selected gifts and auto accessories to auto parts retail outlets, tire dealers, and mass market auto departments beginning in the Spring of 2008. This will open a new distribution channel for us.
2007 COMPARED TO 2006
Net Sales And Gross Margins
The following table presents sales and gross margin data for our reportable segments (in thousands of dollars).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
Net sales:
Men’s accessories	$26,238	$26,052	$110,649	$107,048
Women’s accessories	11,667	19,362	48,795	73,180

	$37,905	$45,414	$159,444	$180,228

Gross margin:
Men’s accessories	$9,575	$9,604	$41,600	$40,640
Women’s accessories (1)	4,027	(1,703)	17,219	12,496

	$13,602	$7,901	$58,819	$53,136

Gross margin percent of sales:
Men’s accessories	36.5%	36.9%	37.6%	38.0%
Women’s accessories	34.5	(8.8)	35.3	17.1
Total	35.9	17.4	36.9	29.5

(1)	Women’s accessories fiscal 2006 gross margins were reduced by a $6.9 million provision for discontinued product line inventory.

2007 COMPARED TO 2006 (continued)
Overall net sales for the three- and nine-month periods ended March 31, 2007 were $7.5 and $20.8 million, respectively, less than the same periods in the prior year primarily as the result of the decision last year to exit several of the women’s accessories segment product lines. Men’s accessories third quarter net sales increase to $26.2 million compared to the prior year’s $26.1 million was attributable to greater sales of belts and small leather goods to mass merchant customers, while gift accessories sales were off $0.7 million following improved second quarter sales. Women’s accessories third quarter net sales of small leather goods were $0.9 million greater than the prior year while the overall $7.7 million decline compared to last year’s third quarter was attributable to discontinued products and lower handbag sales. For the fiscal 2007 nine-month period compared to fiscal 2006, sales of belts increased $3.9 million (men’s — $2.4 million; women’s — $1.5 million) and sales of gift accessories increased $3.5 million (men’s — $2.7 million; women’s — $0.8 million). Discontinued women’s accessories products accounted for $25.3 million of the nine-month net sales in fiscal 2006.
Gross margins of 35.9% and 36.9% for the three- and nine-month periods ended March 31, 2007 were 18.5 and 7.4 percentage points, respectively, greater than the same periods last year due to the women’s accessories segment margins increasing from a negative 8.8% to 34.5% for the quarter and from 17.1% to 35.3% for the nine months. The increases for the women’s accessories segment were primarily a result of discontinuing low margin product lines. The men’s accessories segment gross margins were slightly lower due to markdowns of gift accessories in the third quarter related to lower demand for emergency crank items attributable to there being no major hurricanes in the 2006 season. Also, belt sales to mass merchants experienced price pressure during the first half of fiscal 2007 even though direct shipment sales and margins increased.
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
Operating Expenses
The following table presents expense data for our reportable segments (in thousands).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
Selling, general and administrative expense:
Men’s accessories	$10,293	$9,292	$32,237	$30,486
Women’s accessories	4,769	6,333	14,595	19,513

	$15,062	$15,625	$46,832	$49,999

Depreciation and amortization:
Men’s accessories	$795	$837	$2,471	$2,441
Women’s accessories	380	470	1,135	1,395

	$1,175	$1,307	$3,606	$3,836

Interest expense	$141	$477	$1,033	$1,591

Selling, general and administrative expenses (“SG&A”) for the third quarter and nine months of fiscal 2007 were $0.6 and $3.2 million, respectively, less than the prior year primarily due to consolidation of the women’s segment mass merchant and department store businesses and discontinuing product lines. Payroll costs, excluding approximately $200,000 in the third quarter of fiscal 2006 related to restructuring our women’s accessories segment, were lower (quarter - $166,000; year — $1,993,000) while contract labor costs in our distribution centers increased (quarter — $368,000; year — $1,488,000).

2007 COMPARED TO 2006 (continued)
Among other SG&A fluctuations were lower director share-based compensation as a result of awards not being granted this year (quarter — $29,000; year — $155,000), legal and professional fees (quarter — up $99,000; year — down $141,000), and the following expense reductions:

	Quarter	Nine Months
Product distribution	$629,000	$1,492,000
Travel	56,000	343,000
Royalties	124,000	174,000
Product development	193,000	145,000
Interest expense for this year’s third quarter and nine months was less than the same periods last year due to lower average amounts borrowed over the nine-month period ($11.5 million in fiscal 2007 vs. $27.4 million in fiscal 2006) even though average interest rates for the nine months were higher (6.42% in fiscal 2007 vs. 5.67% in fiscal 2006). The higher debt level at June 30, 2006 related to inventory purchased for the holiday season.
Royalty and other income for fiscal 2007 includes a $440,000 gain from the sale of the rights to use one of our trademarks within the Republic of Mexico. Cash receipts under the prior license agreement for the trademark were approximately 40% of our royalty and other income in fiscal 2005 and 2006 and, excluding the gain, 70% of such income in fiscal 2007.
The effective income tax rate for the nine months this year was 38.5%, which is more in line with our historical rates. The fiscal 2006 effective tax benefit rate for the nine months was 21.7% with the primary differences from the 34% federal statutory tax rate being 5.7% for the goodwill impairment charge which was not deductible for income tax purposes and 3.7% for state income taxes based on subsidiaries’ earnings which were not offset by the provision for discontinued product line inventory.
SEASONALITY
Historically our quarterly sales and operating results reflect a seasonal increase during the first and second quarters of our fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
The $17.1 million operating cash flow increase for the nine months ended March 31, 2007 compared to last year resulted from the increase in net income ($7.3 million), lower men’s accessories inventories ($6.8 million) which had been carried at higher levels throughout the same period last year, and increased accounts payable ($6.3 million) related to the timing of payments to vendors offset by slightly higher accounts receivable ($1.2 million).
Capital expenditures during the nine months ended March 31, 2007 totaled $2 million primarily in support of inventory management, other computer related functions, and sales office remodeling. These investing activity outlays were offset in the third quarter by $0.5 million in proceeds from the sale of a trademark. Borrowings under our credit facility were substantially less at March 31, 2007 due to improved operating cash flows. The $1.1 million balance is expected to be repaid within the next twelve months.
Our primary sources of liquidity are cash flows from operating activities and our credit facility. Information about our credit facility is incorporated herein by reference to Note 4 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report. We believe we have adequate financial resources and access to sufficient credit lines to satisfy our future working capital needs.
During fiscal 2007 we declared the following cash dividends:

			Dividend
Declaration Date	Record Date	Payable Date	Per Share
August 16, 2006	September 30, 2006	October 20, 2006	$0.0275
October 16, 2006	December 29, 2006	January 19, 2007	$0.0275
January 31, 2007	March 30, 2007	April 20, 2007	$0.04
April 17, 2007	June 29, 2007	July 20, 2007	$0.04

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS
There have been no material changes outside the ordinary course of our business in any of our contractual obligations, contingent liabilities, or commitments since June 30, 2006.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 2007 our borrowings under our credit facility, which are expected to be repaid within the succeeding twelve months, totaled $1.1 million bearing interest at 8.25%. We are subject to interest rate risk on our credit facility borrowings. We are also exposed to market risk with respect to changes in the global price level of certain commodities used in the production of our products.
We historically have been exposed to unanticipated material increases in the market prices of leather which can increase the cost of manufacturing belts and, therefore, negatively affect our operating results. Our plan announced on April 23, 2007 to cease belt manufacturing at our Yoakum, Texas facility and transition to overseas manufacturing facilities will help reduce our exposure to price increases of the raw materials used in manufacturing our belts. However, we may in the future have increased market risk exposure if our suppliers do not adequately manage their risks and if we are unable to contractually mitigate the pass-through of unanticipated commodity cost increases.
Market risk related to foreign currency historically has not been material to our operations since we generally have negotiated and settled agreements for the procurement of our products in U.S. dollars.
ITEM 4 — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A — RISK FACTORS
No material changes have occurred to the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006. However, our plan announced on April 23, 2007 to cease belt manufacturing at our Yoakum, Texas facility and transition to overseas manufacturing facilities may in the future increase our risks relating to the following as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006:
•	International operations,

•	The loss, or problems with, third-party manufacturers, and

•	Our ability to maintain proper inventory levels.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding repurchases of shares of common stock made by us during the quarter ended March 31, 2007. All such shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan.

			Total Number Of	Maximum Number
	Total		Shares Purchased	Of Shares That May
	Number	Average	As Part Of Publicly	Yet Be Purchased As
	Of Shares	Price Paid	Announced Plans	Part Of The Plans
Period	Purchased	Per Share	Or Programs	Or Programs
January 1, 2007 to January 31, 2007	2,101	$11.80	N/A	N/A
Total	2,101	11.80	N/A	N/A
ITEM 6 — EXHIBITS
The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (Registrant)
May 10, 2007	/s/ J.S.B. Jenkins
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

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit
10.35	Amended and Restated Credit Agreement among Tandy Brands Accessories, Inc. as the Borrower, Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent and as a Lender, and Certain Financial Institutions, as Lenders and Wells Fargo Bank, N.A. as Arranger as of September 7, 2006	10-K	9/22/06	0-18927	10.36

10.36	Amendment No. 4 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, dated July 1, 2001*	10-Q	11/14/06	0-18927	10.37

10.37	Form of 2006 Performance Unit Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	2/14/07	0-18927	10.37

10.38	Amendment No. 7 to the Tandy Brands Accessories, Inc. Employees Investment Plan, effective as of January 1, 2006*	10-Q	2/14/07	0-18927	10.38

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith