Form 10-Q
period 2007-09-30
TANDY BRANDS ACCESSORIES INC
filed 2007-11-19
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007
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
☑ Yes          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at November 16, 2007

Common stock, $1.00 par value	6,965,613

Exhibit Index

Credit Agreement Waiver and Amendment	Exhibits 4.4 and 10.32

Amended and Restated Stock Purchase Program	Exhibit 10.40

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)	Exhibit 31.1

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Principal Accounting Officer)	Exhibit 31.2

Section 1350 Certifications — Chief Executive Officer and Principal Accounting Officer	Exhibit 32.1

This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continue,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements on our current expectations about future events, estimates and projections about the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified under “Risk Factors” included in our 2007 Annual Report on Form 10-K. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Operations
(in thousands except per share amounts)
(unaudited)

	Three Months Ended
	September 30
	2007	2006
Net sales	$39,464	$57,199
Cost of goods sold	26,634	36,172

Gross margin	12,830	21,027
Selling, general and administrative expenses	14,441	14,795
Depreciation and amortization	976	1,221

Total operating expenses	15,417	16,016

Operating (loss) income	(2,587)	5,011
Interest expense	(280)	(436)
Royalty and other income	45	55

(Loss) income before income taxes	(2,822)	4,630
Income taxes (benefit)	(1,087)	1,801

Net (loss) income	$(1,735)	$2,829

(Loss) earnings per common share	$(0.25)	$0.42

(Loss) earnings per common share assuming dilution	$(0.25)	$0.41

Cash dividends declared per common share	$0.04	$0.0275

Common shares outstanding	6,826	6,675

Common shares outstanding assuming dilution	6,826	6,864
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	September 30	June 30
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$3,573	$4,076
Accounts receivable	33,226	31,357
Inventories:
Raw materials and work in process	3,500	3,527
Finished goods	64,571	60,845
Deferred income taxes	3,662	3,454
Other current assets	3,716	3,879

Total current assets	112,248	107,138

Property and equipment	37,427	38,928
Accumulated depreciation	(27,918)	(28,380)

Net property and equipment	9,509	10,548
Other assets:
Goodwill	16,462	16,361
Other intangibles	4,707	4,882
Other assets	1,677	1,734

Total other assets	22,846	22,977

	$144,603	$140,663

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$15,984	$16,903
Accrued expenses	4,605	6,439
Notes payable	13,000	6,069

Total current liabilities	33,589	29,411

Other liabilities:
Supplemental executive retirement obligation	1,681	1,587
Deferred income taxes	302	389
Other liabilities	3,237	1,369

Total other liabilities	5,220	3,345

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,962,217 shares and 6,912,302 shares issued and outstanding	6,962	6,912
Additional paid-in capital	34,194	33,616
Retained earnings	63,729	66,967
Other comprehensive income	1,854	1,326
Shares held by Benefit Restoration Plan Trust	(945)	(914)

Total stockholders’ equity	105,794	107,907

	$144,603	$140,663

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	September 30
	2007	2006
Cash flows used by operating activities:
Net (loss) income	$(1,735)	$2,829
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	976	1,259
Share-based compensation expense	234	105
Amortization of debt origination costs	35	64
Excess income tax benefit from stock option exercises	(9)	(10)
Deferred income taxes	(295)	—
Other	510	65
Changes in assets and liabilities:
Accounts receivable	(1,869)	(12,596)
Inventories	(3,699)	(7,993)
Other assets	588	2,611
Accounts payable	(1,126)	8,744
Accrued expenses	(1,175)	789

Net cash used by operating activities	(7,565)	(4,133)

Cash flows used for investing activities:
Purchases of property and equipment	(184)	(964)
Cash flows provided by financing activities:
Stock sold to stock purchase program	318	323
Stock options exercised	66	54
Dividends paid	(276)	(187)
Change in cash overdrafts	207	269
Note net borrowings	6,931	4,000

Net cash provided by financing activities	7,246	4,459

Net decrease in cash and cash equivalents	(503)	(638)

Cash and cash equivalents beginning of year	4,076	4,182

Cash and cash equivalents end of period	$3,573	$3,544

Supplemental cash flow information:
Interest paid	$217	$448
Income taxes paid	$80	$22
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
The consolidated balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Historically our first and second quarter sales and net income reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Consequently, operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008.
Note 2 — Impact Of Recently Issued Accounting Standard
As of July 1, 2007 we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), a clarification of the accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Accordingly a $1,225,000 liability was recognized with a corresponding reduction in retained earnings. The effect of FIN No. 48 on the fiscal 2008 first quarter was not material. Interest and penalties on unrecognized tax benefits of uncertain tax positions are included in our income tax provision.
Note 3 — Credit Arrangements
Our $75 million unsecured revolving credit facility requires the maintenance of certain financial covenants which, if not met, could adversely impact our liquidity. At September 30, 2007 we did not meet the leverage ratio and the fixed charge coverage ratio covenants contained in the credit facility due to our pretax loss for the quarter which was attributable primarily to one of our largest customers placing fewer replenishment orders and discontinuing a fashion belt program. The lenders have granted a waiver of compliance with these financial covenants. In connection with the waiver, we entered into an amendment to the Credit Agreement which limits borrowings under the Credit Agreement to a maximum of $30 million at an interest rate of LIBOR plus 2.5% and a commitment fee of 37.5 basis points on the unused commitment balance until we deliver to the lenders the covenant certificates required by the Credit Agreement for the quarter ending December 31, 2007 reflecting no default or event of default at that date. It is possible we may not be in compliance with these financial covenant ratios at December 31, 2007 which could require a further waiver or amendment of the credit facility.
At September 30, 2007 we had outstanding borrowings under the credit facility of $13 million bearing interest at 5.88% and outstanding letters of credit used in conjunction with merchandise procurement totaling $2 million. Principal payments are due on the facility’s expiration date; however, the outstanding borrowings have been classified as a current liability consistent with the fiscal 2007 year-end classification. The effect of a 1% increase or decrease in the interest rate on the amount of our notes payable outstanding at September 30, 2007 could lower or increase our annual pretax operating results by $130,000.

The credit facility is guaranteed by all of our subsidiaries, except our Canadian subsidiary. It permits the payment of dividends and does not require us to enter into an interest rate swap agreement against our borrowings under the facility.
We also have a $1 million Canadian line of credit secured by a letter of credit from a U.S. bank. At June 30, 2007 and September 30, 2007 there were no borrowings under this line of credit. At September 30, 2007 we had credit availability under our credit facility and our Canadian line of credit as follows (in thousands):

Total credit facilities	$76,004
Less:
Borrowing limitation	45,000
Notes payable outstanding	13,000
Letters of credit outstanding	2,038
Canadian standby letter of credit	1,004

Credit available	$14,962

Note 4 — Income Taxes
Our estimated annual effective income tax rate for fiscal 2008 is 39.4%, an increase over the 38.9% tax expense rate for the first quarter last year primarily due to higher effective state income tax rates. The income tax benefit provision for the quarter was reduced by $38,000, net of income taxes, for interest on unrecognized tax benefits of uncertain tax positions resulting in the net tax benefit being 38.5% of our pretax loss.
The following presents information about our unrecognized tax benefits of uncertain tax positions (in thousands).

	July 1	September 30
	2007	2007
Gross unrecognized tax benefits	$1,946	$1,946
Amount, if recognized, affecting tax rate	1,444	1,444
Interest and penalties related to unrecognized tax benefits:
Accrued liability for potential payment net of tax	568	606
Gross expense included in income tax provision		60
While it is reasonably possible a current examination of state income tax returns for the fiscal years 1999 through 2003 involving uncertain tax positions could be resolved within the next twelve months through settlement or administrative proceedings, the potential impact cannot be estimated at this time. Otherwise, the majority of our state and local income tax returns are no longer subject to examination for years before 2003. US federal income tax returns have been examined through fiscal 2003 and Canadian income tax returns are no longer subject to examination for years before 1999.
Note 5 — Earnings Per Share
The following presents the computation of basic and diluted earnings per share (in thousands except per share amounts).

	2007	2006
Numerator for basic and diluted earnings per share:
Net (loss) income	$(1,735)	$2,829

Denominator:
Weighted-average shares outstanding	6,822	6,671
Contingently issuable shares	4	4

Denominator for basic earnings per share	6,826	6,675
Effect of dilutive share-based compensation	—	189

Denominator for diluted earnings per share	6,826	6,864

(Loss) earnings per common share	$(0.25)	$0.42

(Loss) earnings per common share assuming dilution	$(0.25)	$0.41

Note 6 — Comprehensive Income
The following presents the components of comprehensive income (in thousands).

	2007	2006
Net (loss) income	$(1,735)	$2,829
Currency translation adjustments	528	(23)

Comprehensive (loss) income	$(1,207)	$2,806

Note 7 — Disclosures About Segments Of Our Business And Related Information
We sell our products under national brand names and private labels through all major retail distribution channels in the United States and Canada, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the United States military retail exchange operations. We and our corresponding customer relationships are organized along men’s and women’s product lines. As a result we have two reportable segments: (1) men’s accessories, consisting of belts, gifts, wallets and other small leather goods, neckwear, suspenders, and sporting goods; and (2) women’s accessories, consisting of belts, small leather goods, handbags, and gifts. General corporate expenses and depreciation and amortization related to assets recorded in our corporate accounting records are allocated to each segment based on the respective segment’s asset base. Management measures each segment based upon income or loss before income taxes utilizing accounting policies consistent in all material respects with those described in Note 2 of the notes to consolidated financial statements included in our 2007 Annual Report on Form 10-K. No inter-segment revenue is recorded.
The following presents operating and asset information by reportable segment (in thousands).

	2007	2006
Net sales to external customers:
Men’s accessories	$30,212	$37,361
Women’s accessories	9,252	19,838

	$39,464	$57,199

Operating (loss) income: (1)
Men’s accessories	$(2,033)	$3,311
Women’s accessories	(554)	1,700

	(2,587)	5,011
Interest expense	(280)	(436)
Other income	45	55

(Loss) income before income taxes	$(2,822)	$4,630

Depreciation and amortization:
Men’s accessories	$707	$841
Women’s accessories	269	380

	$976	$1,221

Capital expenditures:
Men’s accessories	$33	$274
Women’s accessories	—	24
Corporate	151	666

	$184	$964

(1)	Operating (loss) income consists of net sales less cost of goods sold and specifically identifiable and allocated selling, general and administrative expenses.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 should be read in the context of the information included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report, including our consolidated financial statements and accompanying notes in Item 1 of this Quarterly Report.
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
Net sales for the first quarter of fiscal 2008 were $39.5 million compared to $57.2 million in the same period last year with $12.0 million of the decline being related to fewer sales of men’s and women’s belts. Our gross margin as a percent of sales for the quarter was 32.5%, 4.3 percentage points lower than the first quarter last year. Our selling, general and administrative, depreciation and amortization, and interest expenses this year were all slightly lower. Overall, we incurred a $2.6 million operating loss and a $1.7 million net loss ($0.25 per share) in the current period. In the first quarter last year, our operating income was $5.0 million and net income was $2.8 million ($0.41 per diluted share).
The net loss for the quarter resulted in our noncompliance with two of the financial covenant ratios of our credit facility as described in Note 3 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report. Our lenders have granted a waiver with respect to these financial covenants ratios and we have entered into an amendment to the credit agreement. It is possible we may not be in compliance with these financial covenant ratios at December 31, 2007 which could require a further waiver or amendment of the credit facility.
2007 COMPARED TO 2006
Net Sales And Gross Margins
The following presents sales and gross margin data for our reportable segments (in thousands of dollars).

	2007	2006
Net sales:
Men’s accessories	$30,212	$37,361
Women’s accessories	9,252	19,838

	$39,464	$57,199

Gross margin:
Men’s accessories	$9,309	$14,281
Women’s accessories	3,521	6,746

	$12,830	$21,027

Gross margin percent of sales:
Men’s accessories	30.8%	38.2%
Women’s accessories	38.1	34.0
Total	32.5	36.8

Net sales of $30.2 million by our men’s accessories segment in the fiscal 2008 first quarter were $7.2 million below the $37.4 million in fiscal 2007. One of the largest customers of our men’s accessories segment curtailed replenishment orders as part of its inventory management program resulting in $5.5 million fewer belt sales during the first quarter. We believe the effects of the inventory management program, which has continued in our second quarter, are affecting other suppliers as well. Net sales of men’s gift accessories were almost $1 million lower as the shipping of some orders was shifted from the first to the second quarter.
The women’s accessories segment had net sales of $9.3 million in the first quarter of fiscal 2008 compared to $19.8 million in fiscal 2007. The lower sales were primarily attributable to a customer discontinuing a fashion belt program ($5.0 million) and fewer sales of small leather goods ($1.8 million) and handbags ($1.7 million) resulting from competitive market pressures related to the allocation of retail space to accessories and continued weakening of women’s fashion accessory trends. In the first quarter last year our women’s accessories segment sold approximately $1 million of products which we discontinued in fiscal 2006.
Gross margins were 32.5% and 36.8% for the first quarter of fiscal 2008 and 2007, respectively. The men’s accessories segment margins were 30.8% this year and 38.2% last year. The 7.4% percentage point decline was primarily attributable to clearance sales of belts and small leather goods. The women’s accessories segment margins increased to 38.1% this year from 34.0% in the first quarter of fiscal 2007 primarily because lower margins on fashion belts sold to one of our largest customers last year negatively impacted the segment’s overall gross margin percentage. These higher gross margins also reflect the benefit of our exit from non-core women’s product categories in fiscal 2006 in order to focus on more profitable product lines.
Total direct shipment sales and margins were almost half of the fiscal 2007 amounts and the margin percentage was slightly lower; however, they had little impact on year-to-year comparisons. Direct shipments have lower gross margins because these goods are shipped from our suppliers to our customers and are not handled in our distribution centers, thereby reducing the general and administrative costs related to the sales. Any material changes in sales mix, such as higher mass merchant accessory sales or direct shipments, could lower our gross margin percentages during a particular season.
Operating Expenses
The following presents expense data for our reportable segments (in thousands).

	2007	2006
Selling, general and administrative expense:
Men’s accessories	$10,635	$10,129
Women’s accessories	3,806	4,666

	$14,441	$14,795

Depreciation and amortization:
Men’s accessories	$707	$841
Women’s accessories	269	380

	$976	$1,221

Interest expense	$280	$436

Selling, general and administrative expenses (“SG&A”) of $14.4 million for the first quarter of fiscal 2008 were slightly lower than the $14.8 million in fiscal 2007. Lower costs included the benefit of changes in the market value of retirement benefit investments ($181,000) and reduced product development, travel, and payroll expenses (approximately $100,000 each). Restricted stock awards increased SG&A over the same period list year by $243,000. Interest expense was less due to lower average amounts borrowed during the respective quarters.
Our effective income tax rate for the first quarter of fiscal 2008 and the effect of adopting the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) as of July 1, 2007 are discussed in Notes 2 and 4 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report.

SEASONALITY
Historically our quarterly sales and operating results reflect a seasonal increase during the first and second quarters of our fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
Operating cash flows for the first quarter of both years were negative (2007 — $7.6 million; 2006 - $4.1 million) as inventories for shipment in the second quarter increased (2007 — $3.7 million; 2006 — $8.0 million) and accounts receivable increased (2007 — $1.9 million; 2006 — $12.6 million) from sales in the latter part of the first quarter which are not collected until later in the year. The lower amount of cash used by operating activities last year is attributable to increases in accounts payable, an operating profit, and an income tax refund. Capital expenditures this year were nominal while last year we were completing an inventory management project and improving other computer related functions.
Our primary sources of liquidity are cash flows from operating activities and our credit facility which we believe will provide adequate financial resources for our future working capital needs. Information about the credit facility, including a waiver of compliance with certain financial covenant ratios and an amendment, is incorporated herein by reference to Note 3 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report.
During fiscal 2008 we declared the following cash dividends:

			Dividend
Declaration Date	Record Date	Payable Date	Per Share
August 15, 2007	September 28, 2007	October 19, 2007	$0.04
October 29, 2007	December 31, 2007	January 18, 2008	$0.04
CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS
There have been no material changes outside the ordinary course of our business in any of our contractual obligations, contingent liabilities, or commitments since June 30, 2007 other than the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) as of July 1, 2007. We are unable to reasonably estimate when cash payments, if any, of the $2,050,000 liability recognized for uncertain tax positions at September 30, 2007 will occur, but it is reasonably possible a current examination of state income tax returns for the fiscal years 1999 through 2003 involving uncertain tax positions could be resolved within the next twelve months through settlement or administrative proceedings.
CRITICAL ACCOUNTING POLICIES
There have been no significant changes in our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007 other than the adoption of the provisions of FIN No. 48 as discussed in Notes 2 and 4 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk on our notes payable. The effect of a 1% increase or decrease in the interest rate on the amount outstanding at September 30, 2007 could lower or increase our annual pretax operating results by $130,000. We do not expect the impact of market conditions on the fair value of our indebtedness to be material.
We are exposed to market risk in the event our suppliers are not able to manage their risks associated with unanticipated significant increases in the prices of leather and other commodities used in the production of our products. If we are unable to contractually or otherwise mitigate the pass-through of unanticipated cost increases, our operating results could be materially impacted.
We are exposed to the effects of changing currency exchange rates on the cost of products we purchase from foreign manufacturers; however, the risks and benefits of foreign currency exchange rate fluctuations historically have not been material to our operations since we generally have negotiated and settled agreements for the procurement of our products in US dollars.

ITEM 4 — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our Chief Financial Officer accepted a position with another company and resigned effective October 23, 2007. Our Corporate Controller has been appointed Principal Accounting Officer.
PART II — OTHER INFORMATION
ITEM 1A — RISK FACTORS
No material changes have occurred to the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007. Adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) as of July 1, 2007 increased the risks associated with the estimation of our income tax provisions. We are subject to US federal income tax and taxes in state, local, and Canadian jurisdictions. Provisions for income tax expense or benefits are recorded based on our estimates of future payments, including taxes, interest, and penalties for uncertain tax positions not meeting the more-likely-than-not criterion of FIN No. 48. At any one time, many income tax returns are subject to audit, the results of which may affect our estimates. Additionally, our effective tax rate may be materially impacted from time-to-time by changes in the level and mix of earnings, or by tax law or accounting rule changes.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following provides information about repurchases of shares of common stock made by us during the quarter ended September 30, 2007. Of the total shares purchased, 4,551 were withheld from employees’ restricted stock awards for employment taxes due when the stock vested. The remaining shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan.

			Total Number Of	Maximum Number
	Total		Shares Purchased	Of Shares That May
	Number	Average	As Part Of Publicly	Yet Be Purchased As
	Of Shares	Price Paid	Announced Plans	Part Of The Plans
Period	Purchased	Per Share	Or Programs	Or Programs
July 1, 2007 to July 31, 2007	1,759	$12.74	N/A	N/A
August 1, 2007 to August 31, 2007	4,900	10.77	N/A	N/A
September 1, 2007 to September 30, 2007	379	11.08	N/A	N/A
Total	7,038	11.28	N/A	N/A
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our 2007 Annual Meeting of Stockholders on October 29, 2007, the stockholders voted on proposals to (1) re-elect two directors to our board of directors, (2) amend our certificate of incorporation to declassify our board of directors, and (3) ratify the appointment of Ernst & Young LLP as our independent auditor for fiscal 2008.
Ms. Colombe M. Nicholas and Mr. W. Grady Rosier were re-elected to our board of directors to serve as Class II directors for a three-year term expiring at the 2010 annual meeting of stockholders, or until their successors are elected and qualified. The number of votes cast for their re-election and withheld was as follows:

Nominee	For	Withheld
Colombe M. Nicholas	3,287,553	75,443
W. Grady Rosier	3,287,947	75,049
Votes on the proposal to amend our certificate of incorporation to declassify our board of directors were as follows:

For 5,938,526	Against 21,450	Abstain 21,916

Votes on the proposal to ratify the appointment of Ernst & Young LLP as our independent auditor for fiscal 2008 were as follows:

For 5,962,557	Against 18,656	Abstain 679
Following the annual meeting, our directors increased the size of our board of directors from seven to eight members and appointed Mr. William D. Summitt as a Class II director with a term expiring at the 2010 annual meeting, or until his successor is elected and qualified..
Item 5 — OTHER INFORMATION
At September 30, 2007 the Company did not meet the leverage ratio and the fixed charge coverage ratio covenants contained in the Amended and Restated Credit Agreement among the Company, as the Borrower, Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent and as a Lender, and Certain Financial Institutions, as Lenders and Wells Fargo Bank, N.A. as Arranger as of September 7, 2006 (the “Credit Agreement”) due to the Company’s pretax loss for the quarter ended September 30, 2007. The lenders have granted a waiver of compliance with these financial covenants. In connection with the waiver, the Company entered into an amendment to the Credit Agreement which limits borrowings under the Credit Agreement to a maximum of $30 million at an interest rate of LIBOR plus 2.5% and a commitment fee of 37.5 basis points on the unused commitment balance until the Company delivers to the lenders the covenant certificates required by the Credit Agreement for the quarter ending December 31, 2007 reflecting no default or event of default at that date.
The Limited Waiver and First Amendment to Amended and Restated Credit Agreement is filed as Exhibits 4.4 and 10.33 to this Quarterly Report.
ITEM 6 — EXHIBITS
The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (Registrant)
November 19, 2007	/s/ J.S.B. Jenkins
J.S.B. Jenkins
President and Chief Executive Officer (Principal Executive Officer)

/s/ Janna Keck
Janna Keck
Principal Accounting Officer and Controller

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)
	Exhibit Number and Description		Form	Date	File No.	Exhibit
(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	10/29/07	0-18927	3.1

	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.1

	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	7/13/07	0-18927	3.2

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/19/07	0-18927	3.1

	4.3	Amended and Restated Credit Agreement among Tandy Brands Accessories, Inc. as the Borrower, Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent and as a Lender, and Certain Financial Institutions, as Lenders and Wells Fargo Bank, N.A. as Arranger as of September 7, 2006	10-K	9/22/06	0-18927	4.7

	4.4	Limited Waiver and First Amendment to Amended and Restated Credit Agreement**	N/A	N/A	N/A	N/A

(10)	Material Contracts

	10.1	Tandy Brands Accessories, Inc. Benefit Restoration Plan and related Trust Agreement and Amendments Nos. 1 and 2 thereto*	10-K	9/25/97	0-18927	10.14

	10.2	Amendment No. 3 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, effective as of July 1, 2003*	10-K	9/23/03	0-18927	10.32

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

3

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
10.25	Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.42

10.26	Form of Severance Agreement between Tandy Brands Accessories, Inc. for Executive and Senior Officers*	10-K	9/23/03	0-18927	10.33

10.27	Office Lease Agreement, dated January 31, 2004, between Koll Bren Fund VI, LP and Tandy Brands Accessories, Inc. relating to the corporate office	10-Q	2/12/04	0-18927	10.36

10.28	Acknowledgement and Release Agreement between Tandy Brands Accessories, Inc. and J.S.B. Jenkins relating to the termination of the Supplemental Executive Retirement Plan*	8-K	8/22/05	0-18927	10.45

10.29	Amendments Nos. 5-6 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-Q	5/11/06	0-18927	10.44

10.30	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	10-K	9/22/06	0-18927	10.35

10.31	Amended and Restated Credit Agreement among Tandy Brands Accessories, Inc. as the Borrower, Wells Fargo HSBC Trade Bank, N.A. as Administrative Agent and as a Lender, and Certain Financial Institutions, as Lenders and Wells Fargo Bank, N.A. as Arranger as of September 7, 2006	10-K	9/22/06	0-18927	10.36

10.32	Limited Waiver and First Amendment to Amended and Restated Credit Agreement**	N/A	N/A	N/A	N/A

10.33	Amendment No. 4 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, dated July 1, 2001*	10-Q	11/14/06	0-18927	10.37

10.34	Form of 2006 Performance Unit Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	2/14/07	0-18927	10.37

10.35	Amendment No. 7 to the Tandy Brands Accessories, Inc. Employees Investment Plan, effective as of January 1, 2006*	10-Q	2/14/07	0-18927	10.38

4

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)
	Exhibit Number and Description		Form	Date	File No.	Exhibit
	10.36	Tandy Brands Accessories, Inc. Summary of Incentive Bonus Plan for Executive Officers*	8-K	6/12/07	0-18927	5.1

	10.37	Amendment No. 1 to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/21/07	0-18927	10.38

	10.38	Fiscal 2008 Compensation Summaries*	10-K	9/21/07	0-18927	10.38

	10.39	Settlement Agreement by and among Tandy Brands Accessories, Inc. Golconda Capital Management, LLC, Golconda Capital Portfolio, LP and each of William D. Summitt and Jedd M. Flowers	8-K	10/29/07	0-18927	10.1

	10.40	Tandy Brands Accessories, Inc. Stock Purchase Program (As Amended And Restated Effective December 1, 2005)* **	N/A	N/A	N/A	N/A

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Principal Accounting Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Chief Executive Officer and Principal Accounting Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith

5