Form 10-Q
period 2007-12-31
TANDY BRANDS ACCESSORIES INC
filed 2008-02-14
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2007
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
☑ Yes               ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes               ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at February 13, 2007

Common stock, $1.00 par value	6,985,640

PART I — FINANCIAL INFORMATION

Item 1	Financial Statements	4 — 11
Item 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	11 — 14
Item 3	Quantitative And Qualitative Disclosures About Market Risk	14
Item 4	Controls And Procedures	15

PART II — OTHER INFORMATION

Item 1A	Risk Factors	15
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	15
Item 4	Submission Of Matters To A Vote Of Security Holders	15 — 16
Item 5	Other Information	16
Item 6	Exhibits	16

SIGNATURES		17

Exhibit Index

Credit Agreement		Exhibits 4.3 and 10.31

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)		Exhibit 31.1

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)		Exhibit 31.2

Section 1350 Certifications — Chief Executive Officer and Chief Financial Officer		Exhibit 32.1
Credit Agreement
Credit Agreement
Certification Pursuant to Rule 13a-14(a)/15d-14(a) - Chief Executive Officer
Certification Pursuant to Rule 13a-14(a)/15d-14(a) - Chief Financial Officer
Section 1350 Certification - Chief Executive Officer and Chief Financial Officer

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Operations
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006
Net sales	$49,617	$64,340	$89,081	$121,539
Cost of goods sold	32,538	40,150	59,172	76,322
Inventory write-down	18,725	—	18,725	—

	51,263	40,150	77,897	76,322

Gross margin	(1,646)	24,190	11,184	45,217

Selling, general and administrative expenses	15,963	16,975	30,404	31,770
Depreciation and amortization	919	1,210	1,895	2,431
Goodwill impairment	16,475	—	16,475	—
Intangible impairment	1,299	—	1,299	—
Restructuring charges	438	—	438	—

Total operating expenses	35,094	18,185	50,511	34,201

Operating (loss) income	(36,740)	6,005	(39,327)	11,016
Interest expense	(830)	(456)	(1,110)	(892)
Royalty and other income	4	26	49	81

(Loss) income before income taxes	(37,566)	5,575	(40,388)	10,205
Income taxes	3,124	2,169	2,038	3,970

Net (loss) income	$(40,690)	$3,406	$(42,426)	$6,235

(Loss) earnings per common share	$(5.94)	$0.51	$(6.20)	$0.93
(Loss) earnings per common share assuming dilution	$(5.94)	$0.50	$(6.20)	$0.91
Cash dividends declared per common share	$0.04	$0.0275	$0.08	$0.055
Common shares outstanding	6,855	6,709	6,841	6,692
Common shares outstanding assuming dilution	6,855	6,882	6,841	6,860
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	December 31	June 30
	2007	2007

Assets
Current assets:
Cash and cash equivalents	$9,879	$4,076
Accounts receivable	26,668	31,357
Inventories:
Raw materials and work in process	3,180	3,527
Finished goods	38,269	60,845
Deferred income taxes	—	3,454
Other current assets	4,666	3,879

Total current assets	82,662	107,138

Property and equipment	37,484	38,928
Accumulated depreciation	(28,632)	(28,380)

Net property and equipment	8,852	10,548

Other assets:
Goodwill	—	16,361
Other intangibles	3,233	4,882
Other assets	1,731	1,734

Total other assets	4,964	22,977

	$96,478	$140,663

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$11,834	$16,903
Accrued expenses	5,559	6,439
Notes payable	9,000	6,069

Total current liabilities	26,393	29,411

Other liabilities:
Supplemental executive retirement obligation	1,756	1,587
Deferred income taxes	—	389
Other liabilities	3,254	1,369

Total other liabilities	5,010	3,345

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 6,985,338 shares and 6,912,302 shares issued and outstanding	6,985	6,912
Additional paid-in capital	34,406	33,616
Retained earnings	22,760	66,967
Other comprehensive income	1,904	1,326
Shares held by Benefit Restoration Plan Trust	(980)	(914)

Total stockholders’ equity	65,075	107,907

	$96,478	$140,663

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	December 31
	2007	2006
Cash flows provided by operating activities:
Net (loss) income	$(42,426)	$6,235
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Inventory write-down	18,725	—
Goodwill impairment	16,475	—
Intangible impairment	1,299	—
Depreciation and amortization	1,898	2,508
Share-based compensation expense	240	252
Amortization of debt origination costs	237	99
Excess income tax benefit from stock option exercises	(9)	(18)
Deferred income taxes	3,065	(920)
Other	611	(52)
Changes in assets and liabilities:
Accounts receivable	4,689	(7,243)
Inventories	4,198	2,750
Other assets	(614)	2,754
Accounts payable	(4,894)	2,567
Accrued expenses	(178)	2,521

Net cash provided by operating activities	3,316	11,453
Cash flows used for investing activities:
Purchases of property and equipment	(302)	(1,748)
Cash flows provided (used) by financing activities:
Stock sold to stock purchase program	520	533
Stock options exercised	66	88
Dividends paid	(553)	(375)
Change in cash overdrafts	(175)	(65)
Net note borrowings (repayments)	2,931	(7,000)

Net cash provided (used) by financing activities	2,789	(6,819)

Net increase in cash and cash equivalents	5,803	2,886
Cash and cash equivalents beginning of year	4,076	4,182

Cash and cash equivalents end of period	$9,879	$7,068

Supplemental cash flow information:
Interest paid	$567	$815
Income taxes paid	$178	$47
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Principles
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, as disclosed in these notes to consolidated financial statements, during the quarter ended December 31, 2007 we recorded noncash charges, including an inventory write-down of $18.7 million, a goodwill impairment charge of $16.5 million, and an intangible impairment charge of $1.3 million.
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
Historically our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Due to the very difficult retail environment and curtailed replenishment orders by one of our largest customers this year, sales for the reported period are not consistent with historical patterns. Consequently, operating results for the three- and six-month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008.
As the result of our strategic review process and due to the overall negative retail environment and general economic conditions, we began a comprehensive review of our inventory management policies during the second quarter of fiscal 2008. We concluded there was a need to reduce the amount of inventory warehoused and to focus on reducing total inventory levels within a shorter time frame than had been the Company’s prior practice. Consequently, we marked down out-of-program and slow-moving inventory in order to accelerate its liquidation and significantly reduce total inventory levels over the next six to twelve months and recorded an $18.7 million noncash charge as of December 31, 2007.
Note 2 — Impact Of Recently Issued Accounting Standard
As of July 1, 2007 we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), a clarification of the accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Accordingly a $1.2 million liability was recognized as of July 1, 2007, with a corresponding reduction in retained earnings, and the income tax provision for the six months ended December 31, 2007 includes $129,000 for taxes, interest and penalties on unrecognized tax benefits of uncertain tax positions.

Note 3 —Inventory Write-down, Goodwill & Intangible Impairment, and Restructuring Charges
As a result of our recent strategic review process and the challenging holiday retail environment during our second quarter, we initiated a review of our inventory management programs. The review resulted in the adoption of an accelerated inventory flow program designed to improve turns and reduce out-of-program and slow-moving inventory. In order to accelerate liquidation of out-of-program and slow-moving inventory and significantly reduce total inventory levels over the next six to twelve months, we recorded an $18.7 million noncash charge to cost of goods sold in the quarter ended December 31, 2007. We have marked down all out-of-program and slow-moving inventory to our best estimate of the market value that we anticipate we will be able to realize based on our experiences selling through inventory liquidation channels. We expect that reducing the price for these items will enable us to liquidate much more inventory during the next six to twelve months than we would have under our previous pricing. Although we believe this out-of-program and slow-moving inventory would continue to be saleable over the long term at previously marked down prices, the new philosophy and valuation methodology is driven by decisions to reduce overall inventory levels and sell large quantities of out-of-program and slow-moving inventory as quickly as possible in order to reduce inventory levels and allow warehouse consolidation. Actual amounts realized from this marked-down inventory may differ from our estimates and such differences could have a material impact on our future results of operations, cash flows, and financial position.
During the second quarter we also recorded a noncash goodwill impairment charge of $16.5 million related to our men’s reporting segment. Goodwill impairment is measured at least annually by comparing the fair value of a reporting unit that has goodwill to the unit’s carrying value. We estimate the fair value of a reporting unit using a discounted cash flow analysis. If the fair value is determined to be less then the carrying value, the amount of goodwill impairment, if any, is computed by allocating the fair value of the reporting unit to its assets other than goodwill. The excess of the fair value of the reporting unit over the amounts allocated to the assets other than the goodwill is considered the implied fair value of the goodwill. The goodwill’s implied fair value is compared to its carrying value and any shortfall represents the impairment amount. Our assessment of the goodwill of our men’s reporting segment as of December 31, 2007 was triggered by changing business conditions and reduced sales, including curtailed replenishment orders for belts from one of our largest customers, resulting in significantly revised projections of future operating results.
We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset might be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to undiscounted future net cash flows they are expected to generate. Due to the difficult holiday retail environment during our second quarter and our revised projections, we reviewed intangibles related to our men’s segment as of December 31, 2007. Based on our assessment we recorded a $1.3 million noncash charge to write off an intangible customer list related to our gift business acquired in 2004.
In addition to these charges, our second quarter selling, general and administrative expenses include restructuring charges related to the closure of our distribution center in West Bend, Wisconsin ($147,000), as well as termination payments related to staff reductions in other locations and the expensing of the remaining rent obligation under a lease for a vacated office ($196,000). We expect the West Bend facility will cease shipping during early February and be effectively closed by March 2008. Termination payments were recognized in the second quarter or prorated through March depending on the termination dates of the employees. Restructuring costs for the six months totaled $438,000 and an additional $155,000 for termination payments remains to be recognized in the third quarter.
Note 4 — Comprehensive Income
The following presents the components of comprehensive income (in thousands).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006
Net (loss) income	$(40,690)	$3,406	$(42,426)	$6,235
Currency translation adjustments	50	(301)	578	(324)

Comprehensive (loss) income	$(40,640)	$3,105	$(41,848)	$5,911

Note 5 — Credit Arrangements
At December 31, 2007 we had outstanding borrowings under our credit facility of $9 million bearing interest at 7.35% and outstanding letters of credit used in conjunction with merchandise procurement totaling $1.8 million. The outstanding borrowings, classified as a current liability consistent with the fiscal 2007 year-end classification, were reduced to $500,000 as of February 12, 2008. The effect of a 1% increase or decrease in the interest rate on the amount of our notes payable outstanding at December 31, 2007 could lower or increase our annual pretax operating results by $90,000.
At December 31, 2007 we did not meet the leverage ratio and fixed charge coverage ratio covenants contained in the credit facility due to our pretax loss for the three- and six-month periods. We did not seek a waiver of compliance with these financial covenants as we entered into a new credit facility subsequent to quarter end.
On February 12, 2008 we entered into a new credit facility and subsequently paid off the outstanding balance under the prior facility. The new facility provides for borrowings up to a maximum of $35 million, is guaranteed by substantially all of our subsidiaries, and is secured by substantially all of our assets and those of our subsidiaries. Borrowings under the credit facility bear interest at the lender’s prime rate plus 0.25% or LIBOR plus 2.75% as designated by the Company. This credit facility may be used for borrowings and letters of credit and requires the maintenance of a tangible net worth financial ratio which, if not met, could adversely impact our liquidity. Principal payments are due on the facility’s February 12, 2010 expiration date.
The new credit facility contains customary representations and warranties made by the Company and the Company has agreed to certain affirmative covenants, including reporting requirements and the requirement to maintain a specified minimum tangible net worth. The new credit facility also limits the Company’s ability to engage in certain actions without the lender’s consent, including, repurchasing Company common stock, entering into certain mergers or consolidations, guarantying or incurring certain debt, engaging in certain stock or asset acquisitions, paying future dividends on the Company’s common stock (other than the divided declared on February 4, 2008), making certain investments in other entities, prepaying debt and making certain property transfers. The new credit facility does permit the Company to engage in its previously-announced restructuring actions.
We also have a $1 million Canadian line of credit. At June 30, 2007 and December 31, 2007 there were no borrowings under this line of credit.
Note 6 — Income Taxes
The income tax provision is less than the 34% federal statutory tax rate due primarily to the write-off of $11.9 million in nondeductible goodwill. For the six months, the tax provision includes a $8.2 million deferred tax benefit, a $1.4 million estimated net operating loss carry back, and a $1.0 million estimated net operating loss carryover, reduced by a $12.3 million deferred tax valuation allowance as our operating results over the past three years and revised projections do not at this time indicate it is more likely than not our net deferred tax assets will ultimately be realized.
The following presents information about our unrecognized tax benefits of uncertain tax positions (in thousands).

	July 1	December 31
	2007	2007
Gross unrecognized tax benefits	1,946	2,022
Amount, if recognized, affecting tax rate	1,444	1,494
Increases for tax positions taken in prior years		76

Interest and penalties related to unrecognized tax benefits:
Accrued liability for potential payment net of tax	568	647
Gross expense included in income tax provision		122
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
The following presents operating and asset information by reportable segment (in thousands).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006
Net sales to external customers:
Men’s accessories	$39,908	$47,050	$70,120	$84,411
Women’s accessories	9,709	17,290	18,961	37,128

	$49,617	$64,340	$89,081	$121,539

Operating (loss) income: (1)
Men’s accessories (2)	$(27,203)	$5,094	$(29,236)	$8,405
Women’s accessories (3)	(9,537)	911	(10,091)	2,611

	(36,740)	6,005	(39,327)	11,016
Interest expense	(830)	(456)	(1,110)	(892)
Other income (4)	4	26	49	81

(Loss) income before income taxes	$(37,566)	$5,575	$(40,388)	$10,205

Depreciation and amortization:
Men’s accessories	$666	$835	$1,373	$1,676
Women’s accessories	253	375	522	755

	$919	$1,210	$1,895	$2,431

Capital expenditures:
Men’s accessories	$33	$365	$66	$639
Women’s accessories	—	43	—	67
Corporate	85	376	236	1,042

	$118	$784	$302	$1,748

(1)	Operating (loss) income consists of net sales less cost of goods sold and specifically identifiable and allocated selling, general and administrative expenses.

(2)
Men’s accessories’ operating loss for the fiscal 2008 second quarter includes a write-down of out-of-program and slow-moving inventory in the amount of $9.6 million, a goodwill impairment charge of $16.5 million and an intangible impairment charge of $1.3 million.

(3)	Women’s accessories operating loss for the fiscal 2008 second quarter includes a $9.1 million write-down of out-of-program and slow-moving inventory.

(4)
Interest expense for the fiscal 2008 second quarter includes $196,000 of costs related to the covenant waiver we received for the September quarter and $176,000 related to costs previously capitalized for the credit facility with our previous lenders.

Note 8 — Earnings Per Share
The following presents the computation of basic and diluted earnings per share (in thousands except per share amounts).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net (loss) income	$(40,690)	$3,406	$(42,426)	$6,235

Denominator:
Weighted-average shares outstanding	6,851	6,705	6,837	6,688
Contingently issuable shares	4	4	4	4

Denominator for basic earnings per share	6,855	6,709	6,841	6,692
Effect of dilutive share-based compensation	—	173	—	168

Denominator for diluted earnings per share	6,855	6,882	6,841	6,860

(Loss) earnings per common share	$(5.94)	$0.51	$(6.20)	$0.93
(Loss) earnings per common share assuming dilution	$(5.94)	$0.50	$(6.20)	$0.91
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
As the result of our strategic review process and due to the overall negative retail environment and general economic conditions, during the second quarter of fiscal 2008 we began a comprehensive review of our inventory management programs. We concluded there was a need to improve inventory turns and reduce the amount of inventory warehoused and to focus on reducing total inventory levels within a shorter time frame than had been the Company’s prior practice. Because of the changes we have implemented in these programs, we revised our estimate of the value of out-of-program and slow-moving inventory in order to accelerate its liquidation and significantly reduce total inventory levels over the next six to twelve months. The result was a noncash write-down of inventory in the amount of $18.7 million. We also recorded noncash impairment charges for our men’s segment goodwill and intangible assets of $16.5 million and $1.3 million, respectively. These charges amounted to 98.3% of the pretax loss and, when combined with our operating loss for the quarter due to the difficult retail environment and slow replenishment orders from one of our largest customers and a deferred tax valuation allowance, resulted in an overall net loss for the second quarter of $40.7 million.
We have marked down all out-of-program and slow-moving inventory to our best estimate of the market value we anticipate we will be able to realize based on our experiences selling through inventory liquidation channels. Although we believe this out-of-program and slow-moving inventory would continue to be saleable over the long term at previously marked down prices, we expect that reducing the prices for these items will enable us to liquidate significantly more inventory during the next six to twelve months than we would have under our previous inventory management program. Actual amounts realized from this marked-down inventory may differ from our estimates and such differences could have a material impact on our future results of operations, cash flows, and financial position.
Net sales in the second quarter of this year were $49.6 million compared to $64.3 million in the same quarter last year. For the six months ended December 31, 2007, net sales were $89.1 million compared to $121.5 million in the same period last year. Gross margins as a percent of sales for the quarter and six-month period were (3.3)% and 12.6%, respectively, which were impacted by 37.7 and 21.0 percentage points, respectively, due to the inventory write-down. Gross margins for the same quarter last year were 37.6% and 37.2% for the quarter and six months, respectively. We anticipate our gross margins will return to more normal levels in future quarters, subject to market conditions and other risks. Our selling, general and administrative and depreciation expenses this year were all slightly lower for the quarter and the six months.
The net loss for the three- and six-month periods of fiscal 2008 resulted in our noncompliance with the financial covenant ratios of our credit facility as described in Note 5 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report. On February 12, 2008 we entered into a new credit facility and subsequently paid off the outstanding balance under the prior facility. We expect the new credit facility will adequately provide for our working capital needs in the foreseeable future.
2007 COMPARED TO 2006
Net Sales And Gross Margins
The following presents sales and gross margin data for our reportable segments (in thousands of dollars).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006
Net sales:
Men’s accessories	$39,908	$47,050	$70,120	$84,411
Women’s accessories	9,709	17,290	18,961	37,128

	$49,617	$64,340	$89,081	$121,539

Gross margin:
Men’s accessories	$3,734	$17,744	$13,043	$32,025
Women’s accessories	(5,380)	6,446	(1,859)	13,192

	$(1,646)	$24,190	$11,184	$45,217

Gross margin percent of sales:
Men’s accessories	9.4%	37.7%	18.6%	37.9%
Women’s accessories	(55.4)	37.3	(9.8)	35.5
Total	(3.3)	37.6	12.6	37.2
Net sales of $39.9 million by our men’s accessories segment in the fiscal 2008 second quarter were 15% below the $47.1 million in the second quarter of fiscal 2007. One of the largest customers of our men’s accessories segment curtailed replenishment orders as part of its inventory management program resulting in $4.6 million fewer belt sales during the quarter and $10 million fewer men’s belt sales for the six months. We believe the customer’s inventory management program is affecting other suppliers as well, and its effects have continued into our third quarter. Net sales of small leather goods were $2 million lower in the second quarter of this year compared to the same quarter last year as one of our department store customers has shifted to a new private label and away from our Rolfs wallet program. Net sales of men’s gift accessories increased $0.7 million for the quarter and six months due to shipping larger holiday orders to a number of key customers this year and also adding new customers compared to the prior year.
The women’s accessories segment had net sales of $9.7 million in the second quarter of fiscal 2008 compared to $17.3 million in fiscal 2007. The lower sales were primarily attributable to a customer discontinuing a fashion belt program ($3.9 million) and fewer sales of small leather goods ($3.1 million) resulting from the difficult retail environment, competitive market pressures, and continued weakening of women’s fashion accessory trends. In the second quarter last year our women’s accessories segment sold approximately $0.5 million of products which we discontinued in fiscal 2006.

Gross margins were (3.3)% and 12.6% for the quarter and first six months of fiscal 2008, respectively, compared to 37.6% and 37.2% last year. The low gross margins reflect the noncash $18.7 million inventory write-down for out-of-program and slow-moving inventory which was recorded during the second quarter. The men’s accessories segment margins were 9.4% for the quarter and 18.6% for the six months compared to 37.7% and 37.9% last year. The women’s accessories segment margins were (55.4)% for the quarter and (9.8)% for the six months ended December 31, 2007 due to the inventory write down. Last year’s women’s segment gross margins were 37.3% and 35.5% for the quarter and six months, respectively. We anticipate that our gross margins will return to more normal levels in future quarters, subject to market conditions and other risks.
Operating Expenses
The following presents expense data for our reportable segments (in thousands).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006
Selling, general and administrative expense:
Men’s accessories	$12,133	$11,815	$22,768	$21,944
Women’s accessories	3,830	5,160	7,636	9,826

	$15,963	$16,975	$30,404	$31,770

Depreciation and amortization:
Men’s accessories	$666	$835	$1,373	$1,676
Women’s accessories	253	375	522	755

	$919	$1,210	$1,895	$2,431

Interest expense	$830	$456	$1,110	$892

Selling, general and administrative expenses (“SG&A”) of $16.0 million for the second quarter of fiscal 2008 were below the $17.0 million in the second quarter of fiscal 2007. The second quarter of fiscal 2007 included increased consulting costs related to the implementation of computer software in our Yoakum, Texas facility. Other expense reductions this year included lower variable costs such as distribution labor ($220,000), commissions ($166,000), and shipping materials ($185,000) due to lower sales. Also, the benefit of changes in the market value of retirement benefit investments ($187,000) contributed to the lower expenses. Increased investor relations expenses ($313,000) related to our annual meeting partially offset the above savings. Overall, SG&A expenses for the six months ended December 31, 2007 were approximately $1 million below last year due to cost savings efforts.
Interest expense for the second quarter increased by $375,000: $196,000 for fees related to the credit facility covenant waiver received for the first quarter, $176,000 for previously capitalized loan costs for the facility being terminated and replaced, and additional interest expense due to higher interest rates resulting from the covenant waiver.
The income tax provision is less than the 34% federal statutory tax rate due primarily to the write-off of $11.9 million in nondeductible goodwill. For the six months, the tax provision includes a $8.2 million deferred tax benefit, a $1.4 million estimated net operating loss carry back, and a $1.0 million estimated net operating loss carryover, reduced by a $12.3 million deferred tax valuation allowance as our operating results over the past three years and revised projections do not at this time indicate it is more likely than not our net deferred tax assets will ultimately be realized.. The effect of adopting the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) as of July 1, 2007 are discussed in Notes 2 and 6 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report.
SEASONALITY
Historically our quarterly sales and operating results reflect a seasonal increase during the first and second quarters of our fiscal year. Due to the very difficult retail environment and curtailed replenishment orders by one of our largest customers this year, sales for the reported periods of fiscal 2008 are not consistent with historical patterns.

LIQUIDITY AND CAPITAL RESOURCES
Operating cash flows were $3.3 million for the first six months of fiscal 2008 as customer payments for holiday sales began to be received. Although positive, the cash provided by operations was lower than the $11.5 million in the same period last year due to the year-to-date loss compared to the six-month profit of $6.2 million in fiscal 2007. Capital expenditures this year were nominal while last year we were completing the implementation of computer software and improving computer related functions.
Our primary sources of liquidity are cash flows from operating activities and our credit facility which we believe will provide adequate financial resources for our foreseeable working capital needs. Information about our prior credit facility and the new credit facility entered into on February 12, 2008 is incorporated herein by reference to Note 5 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report.
During fiscal 2008 we declared the following cash dividends:

			Dividend
Declaration Date	Record Date	Payable Date	Per Share
August 15, 2007	September 28, 2007	October 19, 2007	$0.04
October 29, 2007	December 31, 2007	January 18, 2008	$0.04
February 4, 2008	March 31, 2008	April 18, 2008	$0.04
CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS
There have been no material changes outside the ordinary course of our business in any of our contractual obligations, contingent liabilities, or commitments since June 30, 2007 other than (1) a new credit facility and termination of the prior facility and (2) the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) as of July 1, 2007.
We are unable to reasonably estimate when cash payments, if any, of the $2.1 million liability recognized for uncertain tax positions at December 31, 2007 will occur, but it is reasonably possible a current examination of state income tax returns for the fiscal years 1999 through 2003 involving uncertain tax positions could be resolved within the next twelve months through settlement or administrative proceedings.
CRITICAL ACCOUNTING POLICIES
There have been no significant changes in our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007 other than the adoption of the provisions of FIN No. 48 as discussed in Notes 2 and 6 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk on our notes payable. The effect of a 1% increase or decrease in the interest rate on the amount outstanding at December 31, 2007 could lower or increase our annual pretax operating results by $90,000. We do not expect the impact of market conditions on the fair value of our indebtedness to be material.
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

ITEM 4 — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the first two quarters of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our previous Chief Financial Officer accepted a position with another company and resigned effective October 23, 2007. Our current Chief Financial Officer was employed on December 10, 2007.
PART II — OTHER INFORMATION
ITEM 1A — RISK FACTORS
No material changes have occurred to the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007. Adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) as of July 1, 2007 increased the risks associated with the estimation of our income tax provisions. We are subject to US federal income tax and taxes in state, local, and Canadian jurisdictions. Provisions for income tax expense or benefits are recorded based on our estimates of future payments, including taxes, interest, and penalties for uncertain tax positions not meeting the more-likely-than-not criterion of FIN No. 48. At any one time many income tax returns are subject to audit, the results of which may affect our estimates. Additionally, our effective tax rate may be materially impacted from time-to-time by changes in the level and mix of earnings, or by tax law or accounting rule changes.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following provides information about repurchases of shares of our common stock made by us during the quarter ended December 31, 2007. All such shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan.

			Total Number Of	Maximum Number
	Total		Shares Purchased	Of Shares That May
	Number	Average	As Part Of Publicly	Yet Be Purchased As
	Of Shares	Price Paid	Announced Plans	Part Of The Plans
Period	Purchased	Per Share	Or Programs	Or Programs
October 1, 2007 to October 31, 2007	2,539	$10.48	N/A	N/A
November 1, 2007 to November 30, 2007	394	10.75	N/A	N/A
December 1, 2007 to December 31, 2007	452	9.41	N/A	N/A
Total	3,385	11.28	N/A	N/A
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
Item 5 — OTHER INFORMATION
On February 12, 2008 we entered into a new credit facility and subsequently paid off the outstanding balance under the prior facility. The new facility provides for borrowings up to a maximum of $35 million, is guaranteed by substantially all of our subsidiaries, and is secured by substantially all of our assets and those of our subsidiaries. Borrowings under the credit facility bear interest at the lender’s prime rate plus 0.25% or LIBOR plus 2.75% as designated by the Company. This credit facility may be used for borrowings and letters of credit and requires the maintenance of a tangible net worth financial ratio which, if not met, could adversely impact our liquidity. Principal payments are due on the facility’s February 12, 2010 expiration date.
The new credit facility contains customary representations and warranties made by the Company and the Company has agreed to certain affirmative covenants, including reporting requirements and the requirement to maintain a specified minimum tangible net worth. The new credit facility also limits the Company’s ability to engage in certain actions without the lender’s consent, including, repurchasing Company common stock, entering into certain mergers or consolidations, guarantying or incurring certain debt, engaging in certain stock or asset acquisitions, paying future dividends on the Company’s common stock (other than the divided declared on February 4, 2008), making certain investments in other entities, prepaying debt and making certain property transfers. The new credit facility does permit the Company to engage in its previously-announced restructuring actions.
The Credit Agreement by and between Comerica Bank and Tandy Brands Accessories, Inc. dated as of February 12, 2008 is filed as Exhibits 4.3 and 10.31 to this Quarterly Report.
At December 31, 2007 we did not meet the leverage ratio and fixed charge coverage ratio covenants contained in our prior credit facility due to our pretax loss for the three- and six-month periods. We did not seek a waiver of compliance with these financial covenants as we entered into a new credit facility subsequent to quarter end.
ITEM 6 — EXHIBITS
The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (Registrant)
February 14, 2008	/s/ J.S.B. Jenkins
J.S.B. Jenkins
President and Chief Executive Officer (Principal Executive Officer)

/s/ M.C. Mackey
M.C. Mackey
Chief Financial Officer

/s/ Janna Keck
Janna Keck
Principal Accounting Officer and Controller

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	10/29/07	0-18927	3.1

3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.1

3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	7/13/07	0-18927	3.2

(4) Instruments defining the rights of security holders, including indentures

4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/19/07	0-18927	3.1

4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008**	N/A	N/A	N/A	N/A

(10) Material Contracts

10.1	Tandy Brands Accessories, Inc. Benefit Restoration Plan and related Trust Agreement and Amendments Nos. 1 and 2 thereto*	10-K	9/25/97	0-18927	10.14

10.2	Amendment No. 3 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, effective as of July 1, 2003*	10-K	9/23/03	0-18927	10.32

10.3	Succession Agreement, dated July 1, 2001, between Tandy Brands Accessories, Inc. and Chase Texas, N.A. (the Former Trustee) and Comerica Bank — Texas (the Trustee), relating to the Tandy Brands Accessories, Inc. Benefit Restoration Plan*	10-K	9/23/03	0-18927	10.34

10.4	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Directors	S-1	12/17/90	33-37588	10.16

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

3

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

10.28	Acknowledgement and Release Agreement between Tandy Brands Accessories, Inc. and J.S.B. Jenkins relating to the termination of the Supplemental Executive Retirement Plan*	8-K	8/22/05	0-18927	10.45

10.29	Amendments Nos. 5-6 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-Q	5/11/06	0-18927	10.44

10.30	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	10-K	9/22/06	0-18927	10.35

10.31	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008**	N/A	N/A	N/A	N/A

10.32	Amendment No. 4 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, dated July 1, 2001*	10-Q	11/14/06	0-18927	10.37

10.33	Form of 2006 Performance Unit Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	2/14/07	0-18927	10.37

10.34	Amendment No. 7 to the Tandy Brands Accessories, Inc. Employees Investment Plan, effective as of January 1, 2006*	10-Q	2/14/07	0-18927	10.38

10.35	Tandy Brands Accessories, Inc. Summary of Incentive Bonus Plan for Executive Officers*	8-K	6/12/07	0-18927	5.1

10.36	Amendment No. 1 to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/21/07	0-18927	10.38

10.37	Fiscal 2008 Compensation Summaries*	10-K	9/21/07	0-18927	10.38

10.38	Settlement Agreement by and among Tandy Brands Accessories, Inc. Golconda Capital Management, LLC, Golconda Capital Portfolio, LP and each of William D. Summitt and Jedd M. Flowers	8-K	10/29/07	0-18927	10.1

10.39	Tandy Brands Accessories, Inc. Stock Purchase Program (As Amended And Restated Effective December 1, 2005)*	10-Q	11/19/07	N/A	10.40

4

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32) Section 1350 Certifications

32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial
32.2	Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan
**	Filed herewith

5