Form 10-Q
period 2008-03-31
TANDY BRANDS ACCESSORIES INC
filed 2008-05-15
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008
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
☑Yes          ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes          ☑No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding
Class	at May 14, 2008
Common stock, $1.00 par value	7,022,842

PART I — FINANCIAL INFORMATION
Item 1 Financial Statements	4 - 10
Item 2 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	11 - 14
Item 4 Controls And Procedures	14

PART II — OTHER INFORMATION
Item 2 Unregistered Sales Of Equity Securities And Use Of Proceeds	14
Item 6 Exhibits	14

SIGNATURES	15

Exhibit Index

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)	Exhibit 31.1

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)	Exhibit 31.2

Section 1350 Certifications — Chief Executive Officer and Chief Financial Officer	Exhibit 32.1
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Section 1350 Certifications

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Operations
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007

Net sales	$30,066	$37,905	$119,147	$159,444

Cost of goods sold	18,387	24,303	77,559	100,625
Inventory write-down	—	—	18,725	—

	18,387	24,303	96,284	100,625

Gross margin	11,679	13,602	22,863	58,819
Selling, general and administrative expenses	12,464	15,062	42,868	46,832
Depreciation and amortization	699	1,175	2,594	3,606
Goodwill impairment	—	—	16,475	—
Intangible impairment	—	—	1,299	—
Restructuring charges	612	—	1,050	—

Total operating expenses	13,775	16,237	64,286	50,438

Operating (loss) income	(2,096)	(2,635)	(41,423)	8,381

Interest expense	(177)	(141)	(1,287)	(1,033)
Other income	3	459	52	540

(Loss) income before income taxes	(2,270)	(2,317)	(42,658)	7,888
Income taxes (benefit)	(58)	(934)	1,980	3,036

Net (loss) income	$(2,212)	$(1,383)	$(44,638)	$4,852

(Loss) earnings per common share	$(0.32)	$(0.21)	$(6.52)	$0.72
(Loss) earnings per common share assuming dilution	$(0.32)	$(0.21)	$(6.52)	$0.71
Cash dividends declared per common share	$0.04	$0.04	$0.12	$0.095
Common shares outstanding	6,869	6,730	6,850	6,705
Common shares outstanding assuming dilution	6,869	6,730	6,850	6,877
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Balance Sheets
(in thousands of dollars)
(unaudited)

	March 31	June 30
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$4,470	$4,076
Accounts receivable	23,347	31,357
Inventories	36,769	64,372
Deferred income taxes	—	3,454
Other current assets	8,613	3,879

Total current assets	73,199	107,138

Property and equipment	32,352	38,928
Accumulated depreciation	(26,570)	(28,380)

Net property and equipment	5,782	10,548

Other assets:
Goodwill	—	16,361
Other intangibles	3,151	4,882
Other assets	1,662	1,734

Total other assets	4,813	22,977

	$83,794	$140,663

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$7,092	$16,903
Accrued expenses	5,386	6,439
Notes payable	4,349	6,069

Total current liabilities	16,827	29,411

Other liabilities:
Supplemental executive retirement obligation	1,818	1,587
Deferred income taxes	—	389
Other liabilities	2,688	1,369

Total other liabilities	4,506	3,345

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $1 par value, 10,000,000 shares authorized, 7,008,001 shares and 6,912,302 shares issued and outstanding	7,008	6,912
Additional paid-in capital	34,588	33,616
Retained earnings	20,268	66,967
Other comprehensive income	1,604	1,326
Shares held by Benefit Restoration Plan Trust	(1,007)	(914)

Total stockholders’ equity	62,461	107,907

	$83,794	$140,663

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	March 31
	2008	2007
Cash provided by operating activities:
Net (loss) income	$(44,638)	$4,852
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Inventory write-down	18,725	—
Goodwill impairment	16,475	—
Intangible impairment	1,299	—
Depreciation and amortization	2,594	3,722
Share-based compensation expense	152	441
Amortization of debt origination costs	273	135
Excess income tax benefit from stock option exercises	(9)	(19)
Deferred income taxes	3,065	(284)
Other	421	(310)
Changes in assets and liabilities:
Accounts receivable	8,010	(3,116)
Inventories	8,878	590
Other assets	(1,945)	2,461
Accounts payable	(9,777)	4,513
Accrued expenses	(784)	621

Net cash provided by operating activities	2,739	13,606

Cash used for investing activities:
Purchases of property and equipment	(467)	(2,040)
Proceeds from trademark sale	—	500

Net cash used for investing activities	(467)	(1,540)

Cash used by financing activities:
Stock sold to stock purchase program	642	795
Stock options exercised	66	170
Dividends paid	(832)	(563)
Change in cash overdrafts	(34)	17
Net note repayments	(1,720)	(12,892)

Net cash used by financing activities	(1,878)	(12,473)

Net increase (decrease) in cash and cash equivalents	394	(407)
Cash and cash equivalents beginning of year	4,076	4,182

Cash and cash equivalents end of period	$4,470	$3,775

Supplemental cash flow information:
Interest paid	$772	$1,013
Income taxes paid	$285	$690
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Principles
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, as disclosed in these notes to consolidated financial statements, during the quarter ended December 31, 2007 we recorded noncash charges, including an inventory write-down of $18.7 million, a goodwill impairment charge of $16.5 million, and an intangible impairment charge of $1.3 million.
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
Historically our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Due to the very difficult retail environment and curtailed replenishment orders by one of our largest customers this year, sales for the first six months of fiscal 2008 were not consistent with historical patterns. Consequently, operating results for the three- and nine-month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008.
Note 2 — Impact Of Recently Issued Accounting Standard
As of July 1, 2007 we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), a clarification of the accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Accordingly a $1.2 million liability was recognized as of July 1, 2007, with a corresponding reduction in retained earnings, and the income tax provision for the nine months ended March 31, 2008 includes $115,000 for taxes, interest and penalties on unrecognized tax benefits of uncertain tax positions.
Note 3 —Inventory Write-Down, Goodwill And Intangible Impairment, And Restructuring Charges
Due to the overall negative retail environment and general economic conditions, we concluded during the second quarter of fiscal 2008 that there was a need to reduce the amount of inventory warehoused and to focus on reducing total inventory levels within a shorter time frame than had been our prior practice. We adopted an accelerated inventory flow program designed to improve turns and reduce out-of-program and slow-moving inventory. In order to accelerate liquidation of out-of-program and slow-moving inventory and significantly reduce total inventory levels, we recorded an $18.7 million noncash charge to cost of goods sold in the quarter ended December 31, 2007.
We have marked down all out-of-program and slow-moving inventory to our best estimate of the market value we anticipate we will be able to realize based on our experiences selling through inventory liquidation channels. We expect that reducing the prices for these items will enable us to liquidate much more inventory during the next three to nine months than we would have under our previous pricing. Although we believe the out-of-program and slow-moving inventory would continue to be saleable over the long term at previously marked down prices, the new philosophy and valuation methodology is driven by decisions to reduce overall inventory levels and sell large quantities of out-of-program and slow-moving inventory as quickly as possible. Actual amounts realized from this marked-down inventory may differ from our estimates and such differences could have a material impact on our future results of operations, cash flows, and financial position. Even though we had higher than expected margins on initial sales of the marked-down inventory, we continue to estimate that the marked-down amounts are in line with our expectations for selling the remaining out-of-program and slow moving inventory.

During the second quarter we also recorded a noncash goodwill impairment charge of $16.5 million related to our men’s reporting segment. Goodwill impairment is measured by comparing the fair value of a reporting unit that has goodwill using a discounted cash flow analysis to the unit’s carrying value. If the fair value is determined to be less then the carrying value, the amount of goodwill impairment is computed by allocating the fair value of the reporting unit to its assets other than goodwill. The excess of the fair value of the reporting unit over the amounts allocated to the assets other than the goodwill is considered the implied fair value of the goodwill. The goodwill’s implied fair value is compared to its carrying value and any shortfall represents the impairment amount. Our assessment of the goodwill of our men’s reporting segment as of December 31, 2007 was triggered by changing business conditions and reduced sales, including curtailed replenishment orders for belts from one of our largest customers, resulting in significantly revised projections of future operating results.
Due to the difficult holiday retail environment during our second quarter and our revised projections, we reviewed intangibles related to our men’s segment as of December 31, 2007 by comparing the carrying amount of the assets to undiscounted future net cash flows they were expected to generate. Based on our assessment we recorded a $1.3 million noncash charge to write off an intangible customer list related to our men’s gift business.
In addition, we incurred restructuring charges in the second quarter ($438,000) and third quarter ($612,000) of fiscal 2008. These charges related to closing our distribution center in West Bend, Wisconsin ($746,000), terminating staff in other locations ($99,000), paying the remaining rent obligation under a lease for a vacated office ($184,000), and other restructuring initiatives ($21,000). The West Bend facility, which ceased operations in the third quarter, is for sale and its $2.9 million carrying value is included in other current assets.
Note 4 — Credit Arrangements
On February 12, 2008 we entered into a new credit facility for borrowings and letters of credit based on accounts receivable and inventory levels up to a maximum of $35 million. At March 31, 2008 we had outstanding borrowings under the facility of $4.3 million bearing interest at 5.5%, outstanding letters of credit totaling $501,000, and $20.8 million borrowing availability. Borrowings under the facility, which are due on the facility’s expiration date in 2010, bear interest at the lender’s prime rate plus 0.25% or LIBOR plus 2.75% as designated by the Company. The effect of a 1% increase or decrease in the interest rate on the amount of our notes payable outstanding at March 31, 2008 could lower or increase our annual pretax operating results by $43,000.
The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries. It requires the maintenance of a tangible net worth financial ratio which, if not met, could adversely impact our liquidity. The facility contains customary representations and warranties made by the Company and the Company has agreed to certain affirmative covenants, including reporting requirements. The facility also limits the Company’s ability to engage in certain actions without the lender’s consent, including, repurchasing Company common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends without the lender’s concurrence, making certain investments in other entities, prepaying debt, and making certain property transfers.
Our Canadian subsidiary has a CAD $1 million credit facility (direct advances limited to US $830,000) secured by its cash, credit balances, and deposit instruments with interest at the lender’s prime or US base rates. There have been no borrowings under this line of credit.
Note 5 — Disclosures About Segments Of Our Business And Related Information
We sell our products under national brand names and private labels through all major retail distribution channels in the United States and Canada, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, automobile and tire stores, and the United States military retail exchange operations. We and our corresponding customer relationships are organized along men’s and women’s product lines. As a result we have two reportable segments: (1) men’s accessories, consisting of belts, gifts, wallets and other small leather goods, neckwear, suspenders, and sporting goods; and (2) women’s accessories, consisting of belts, small leather goods, and gifts. General corporate expenses and depreciation and amortization related to assets recorded in our corporate accounting records are allocated to each segment based on the respective segment’s asset base. Management measures each segment based upon income or loss before income taxes utilizing accounting policies consistent in all material respects with those described in Note 2 of the notes to consolidated financial statements included in our 2007 Annual Report on Form 10-K. No inter-segment revenue is recorded.

The following presents operating and asset information by reportable segment (in thousands).

	Three Months Ended		Nine Months Ended
	March 31		December 31
	2008	2007	2008	2007
Net sales to external customers:
Men’s accessories	$24,171	$26,238	$94,291	$110,649
Women’s accessories	5,895	11,667	24,856	48,795

	$30,066	$37,905	$119,147	$159,444

Operating (loss) income: (1)
Men’s accessories (2)	$(1,111)	$(1,513)	$(30,347)	$6,892
Women’s accessories (3)	(985)	(1,122)	(11,076)	1,489

	(2,096)	(2,635)	(41,423)	8,381
Interest expense (4)	(177)	(141)	(1,287)	(1,033)
Other income (5)	3	459	52	540

(Loss) income before income taxes	$(2,270)	$(2,317)	$(42,658)	$7,888

Depreciation and amortization:
Men’s accessories	$471	$795	$1,844	$2,471
Women’s accessories	228	380	750	1,135

	$699	$1,175	$2,594	$3,606

Capital expenditures:
Men’s accessories	$8	$84	$74	$723
Women’s accessories	—	10	—	77
Corporate	157	198	393	1,240

	$165	$292	$467	$2,040

(1)	Operating (loss) income consists of net sales less cost of goods sold and specifically identifiable and allocated selling, general and administrative expenses.

(2)	Men’s accessories’ operating loss for fiscal 2008 includes restructuring charges (three months — $364,000; nine months — $608,000) and, for the nine months, a write-down of out-of-program and slow-moving inventory in the amount of $9.6 million, a goodwill impairment charge of $16.5 million, and an intangible impairment charge of $1.3 million.

(3)	Women’s accessories’ operating loss for the nine months of fiscal 2008 includes a $9.1 million write-down of out-of-program and slow-moving inventory.

(4)	Interest expense for the nine months of fiscal 2008 includes $196,000 of costs related to a debt covenant waiver we received for the September quarter and $176,000 related to costs previously capitalized for the credit facility with our previous lenders.

(5)	Other income includes a $440,000 gain from the sale of a trademark in the third quarter of fiscal 2007 and income not specifically identifiable with a segment.
Note 6 — Comprehensive Income
The following presents the components of comprehensive income (in thousands).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007
Net (loss) income	$(2,212)	$(1,383)	$(44,638)	$4,852
Currency translation adjustments	(300)	43	278	(281)

Comprehensive (loss) income	$(2,512)	$(1,340)	$(44,360)	$4,571

Note 7 — Income Taxes
The fiscal 2008 income tax provision was significantly affected by the second quarter inventory write-down, impairment charges, and $12.3 million deferred tax valuation allowance. The provision for the nine months differs from the 34% federal statutory tax rate due primarily to the second quarter write-off of $11.7 million in nondeductible goodwill. For the nine months, the tax provision includes a $6.3 million deferred tax benefit, a $1.3 million net operating loss carry back, and a $4.1 million estimated net operating loss carryover, reduced by a $13.5 million deferred tax valuation allowance as our operating results over the past three years and revised projections do not at this time indicate it is more likely than not our net deferred tax assets will ultimately be realized.
The following presents information about our unrecognized tax benefits of uncertain tax positions (in thousands).

	July 1	March 31
	2007	2008
Gross unrecognized tax benefits	$1,946	$1,965
Amount, if recognized, affecting tax rate	1,444	1,456
Tax positions taken in prior years:
Increases		76
Decreases		(29)
Settlements		(2)
Statutes of limitations lapses		(26)

Interest and penalties related to unrecognized tax benefits:
Accrued liability for potential payment net of tax	568	669
Gross expense included in income tax provision		161
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
Note 8 — Earnings Per Share
The following presents the computation of basic and diluted earnings per share (in thousands except per share amounts).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Net (loss) income	$(2,212)	$(1,383)	$(44,638)	$4,852

Denominator:
Weighted-average shares outstanding	6,867	6,726	6,847	6,701
Contingently issuable shares	2	4	3	4

Denominator for basic earnings per share	6,869	6,730	6,850	6,705
Effect of dilutive share-based compensation	—	—	—	172

Denominator for diluted earnings per share	6,869	6,730	6,850	6,877

(Loss) earnings per common share	$(0.32)	$(0.21)	$(6.52)	$0.72
(Loss) earnings per common share assuming dilution	$(0.32)	$(0.21)	$(6.52)	$0.71

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
OVERVIEW
We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, small leather goods, and gift accessories. Our product line also includes sporting goods, and neckwear. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including DOCKERS®, LEVI’S®, LEVI STRAUSS SIGNATURE™, JONES NEW YORK®, TOTES®, ROLFS®, HAGGAR®, WOOLRICH®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, AMITY®, COLETTA®, STAGG®, ACCESSORY DESIGN GROUP®, TIGER®, ETON®, SURPLUS®, EILEEN WEST™, GOODYEAR™, and GENO D’LUCCA™, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout the United States and Canada, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, automobile and tire stores, and the United States military retail exchange operations.
Net sales in the third quarter (2008 — $30.1 million; 2007 — $37.9 million) and for the nine months (2008 — $119.1 million; 2007 — $159.4 million) were lower this year due to the difficult retail environment and because one of our largest customers curtailed replenishment orders while other customers transitioned their product offerings to private label branding. Our gross margin as a percent of sales for the third quarter of fiscal 2008 was 38.8% compared to 35.9% in the prior year. The margin was improved 2.9 percentage points primarily by sales of out-of-program women’s accessories segment inventory at prices exceeding the inventory’s previously reduced carrying value which we had not expected could be realized. For the nine months of fiscal 2008 and 2007, our gross margins were 19.2% and 36.9%, respectively, with the second-quarter inventory write-down impacting the current year margin by 16 percentage points. Our selling, general and administrative expenses this year were lower as a result of cost savings initiatives. This year’s third quarter net loss of $2.2 million was greater than the same period last year primarily due to a deferred tax valuation allowance which offset the operating loss tax benefit.
Due to the overall negative retail environment and general economic conditions, we concluded during the second quarter of fiscal 2008 that there was a need to improve inventory turns and reduce the amount of inventory warehoused and to focus on reducing total inventory levels within a shorter time frame than had been our prior practice. Because of the inventory management changes we implemented, we revised our estimate of the value of out-of-program and slow-moving inventory. Although we believe the inventory would continue to be saleable over the long term at previously marked down prices, we expect that reducing the prices for these items will enable us to accelerate its liquidation and significantly reduce total inventory levels. The result was a noncash write-down of inventory in the amount of $18.7 million in the second quarter of fiscal 2008. Actual amounts realized from this marked-down inventory may differ from our estimates and such differences could have a material impact on our future results of operations, cash flows, and financial position. Even though we had higher than expected margins on initial sales of the marked-down inventory, we continue to estimate that the marked-down amounts are in line with our expectations for selling the remaining out-of-program and slow moving inventory.
In the second quarter, we also recorded noncash impairment charges for our men’s segment goodwill and intangible assets of $16.5 million and $1.3 million, respectively. These charges and the inventory write-down amounted to 85.6% of the pretax loss for the nine months of fiscal 2008 and, when combined with our operating loss and a deferred tax valuation allowance, resulted in an overall net loss of $44.6 million.

2008 COMPARED TO 2007
Net Sales And Gross Margins
The following presents sales and gross margin data for our reportable segments (in thousands of dollars).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007
Net sales:
Men’s accessories	$24,171	$26,238	$94,291	$110,649
Women’s accessories	5,895	11,667	24,856	48,795

	$30,066	$37,905	$119,147	$159,444

Gross margin:
Men’s accessories	$8,956	$9,575	$21,999	$41,600
Women’s accessories	2,723	4,027	864	17,219

	$11,679	$13,602	$22,863	$58,819

Gross margin percent of sales:
Men’s accessories	37.1%	36.5%	23.3%	37.6%
Women’s accessories	46.2	34.5	3.5	35.3
Total	38.8	35.9	19.2	36.9
Net sales of $24.2 million by our men’s accessories segment in the fiscal 2008 third quarter were 7.9% below the $26.2 million in the third quarter of fiscal 2007 as economic conditions slowed retailers’ sales of small leather goods and belts. However, third quarter sales to one of the largest customers of our men’s accessories segment were slightly more than the same period last year while the customer’s curtailed levels of replenishment orders resulted in $10 million fewer men’s belt sales during the first six months of fiscal 2008. Net sales of small leather goods were $3.2 million lower this year compared to the first nine months of last year as one of our department store customers has shifted to a new private label and away from our Rolfs wallet program.
The women’s accessories segment had net sales of $5.9 million in the third quarter of fiscal 2008, including $1.7 million of marked-down inventory, compared to $11.7 million in fiscal 2007. The lower sales were primarily attributable to a customer discontinuing a fashion belt program ($3.1 million) and fewer sales of small leather goods as we transition one of our customers to a new private label program ($2.1 million). The difficult retail environment, competitive market pressures, and continued weakening of women’s fashion accessory trends has resulted in lower women’s accessories nine-month net sales of belts ($14.4 million) and small leather goods and handbags ($8.7 million) compared to last year.
Our fiscal 2008 third quarter gross margins were improved primarily by women’s accessories segment sales of close-out merchandise and out-of-program and slow-moving inventory at prices exceeding previously reduced carrying values. A single women’s accessories sale, which accounted for almost 13% of the segment’s third-quarter sales, was at a substantially greater price than had been estimated to be realizable and contributed 3.8 of the 11 gross margin percentage points attributable to inventory previously written down. The low nine-month gross margins reflect the noncash $18.7 million inventory write-down for out-of-program and slow-moving inventory recorded during the second quarter.

Operating Expenses
The following presents expense data for our reportable segments (in thousands).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007
Selling, general and administrative expense:
Men’s accessories	$8,988	$10,293	$31,756	$32,237
Women’s accessories	3,476	4,769	11,112	14,595

	$12,464	$15,062	$42,868	$46,832

Depreciation and amortization:
Men’s accessories	$471	$795	$1,844	$2,471
Women’s accessories	228	380	750	1,135

	$699	$1,175	$2,594	$3,606

Interest expense	$177	$141	$1,287	$1,033

Selling, general and administrative expenses for the third quarter and nine months of fiscal 2008 were 17.3% and 8.5%, respectively, lower than the same periods in the prior year. Increased investor relations expenses ($313,000) related to our annual meeting and directors’ share-based compensation ($107,000) included in the fiscal 2008 nine-month period partially offset the following more significant expense reductions compared to the prior year (in thousands):

	Quarter	Nine Months
Employment related expenses	$1,555	$2,379
Distribution costs	82	1,352
Advertising	224	296
Travel	144	296
Professional services	175	98
Interest expense for the third quarter was more than the prior year due to larger amounts borrowed. For the nine months of fiscal 2008, reduced interest expense from lower borrowings was offset by $196,000 of costs related to a debt covenant waiver we received for the September quarter and $176,000 related to costs previously capitalized for the credit facility with our previous lenders.
The fiscal 2008 income tax provision was significantly affected by the second quarter inventory write-down, impairment charges, and $12.3 million deferred tax valuation allowance. The provision for the nine months differs from the 34% federal statutory tax rate due primarily to the second quarter write-off of $11.7 million in nondeductible goodwill. For the nine months, the tax provision includes a $6.3 million deferred tax benefit, a $1.3 million net operating loss carry back, and a $4.1 million estimated net operating loss carryover, reduced by a $13.5 million deferred tax valuation allowance as our operating results over the past three years and revised projections do not at this time indicate it is more likely than not our net deferred tax assets will ultimately be realized. The effect of adopting the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) as of July 1, 2007 are discussed in Notes 2 and 7 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report.
SEASONALITY
Historically our quarterly sales and operating results reflect a seasonal increase during the first and second quarters of our fiscal year. Due to the very difficult retail environment and curtailed replenishment orders by one of our largest customers this year, sales for the first six months of fiscal 2008 were not consistent with historical patterns.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity, which we believe will provide adequate financial resources for our foreseeable working capital needs, are cash flows from operating activities and our credit facilities ($21.6 million borrowing availability at March 31, 2008). Information about our credit facilities is incorporated herein by reference to Note 4 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report.

Operating cash flows were $2.7 million for the first nine months of fiscal 2008 as customer payments for holiday sales were received and inventories were reduced. Although positive, the cash provided by operations was lower than the $13.6 million in the same period last year as accounts payable were reduced and due to the year-to-date loss compared to the nine-month profit of $4.9 million in fiscal 2007. Capital expenditures this year were nominal while last year we were completing the implementation of computer software and improving computer related functions. Property and equipment of manufacturing and distribution facilities which have ceased operations are held for sale and their $3.3 million carrying value is included in other current assets at March 31, 2008.
During fiscal 2008 we declared the following cash dividends:

			Dividend
Declaration Date	Record Date	Payable Date	Per Share
August 15, 2007	September 28, 2007	October 19, 2007	$0.04
October 29, 2007	December 31, 2007	January 18, 2008	$0.04
February 4, 2008	March 31, 2008	April 18, 2008	$0.04
April 21, 2008	June 30, 2008	July 18, 2008	$0.04
CRITICAL ACCOUNTING POLICIES
There have been no significant changes in our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007 other than the adoption of the provisions of FIN No. 48 as discussed in Notes 2 and 7 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report.
ITEM 4 — CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the first three quarters of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following provides information about repurchases of shares of our common stock made by us during the quarter ended March 31, 2008. All such shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan.

			Total Number Of	Maximum Number
	Total		Shares Purchased	Of Shares That May
	Number	Average	As Part Of Publicly	Yet Be Purchased As
	Of Shares	Price Paid	Announced Plans	Part Of The Plans
Period	Purchased	Per Share	Or Programs	Or Programs
January 1, 2008 to January 31, 2008	2,974	$8.92	N/A	N/A
Total	2,974	8.92	N/A	N/A
ITEM 6 — EXHIBITS
The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (Registrant)
May 15, 2008	/s/ J.S.B. Jenkins
J.S.B. Jenkins
President and Chief Executive Officer (Principal Executive Officer)

/s/ M.C. Mackey
M.C. Mackey
Chief Financial Officer

/s/ Janna Keck
Janna Keck
Principal Accounting Officer and Controller

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)
Exhibit Number and Description			Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	10/29/07	0-18927	3.1

	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.1

	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	7/13/07	0-18927	3.2

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/19/07	0-18927	3.1

	4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/14/08	0-18927	4.3

(10)	Material Contracts

	10.1	Tandy Brands Accessories, Inc. Benefit Restoration Plan and related Trust Agreement and Amendments Nos. 1 and 2 thereto*	10-K	9/25/97	0-18927	10.14

	10.2	Amendment No. 3 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, effective as of July 1, 2003*	10-K	9/23/03	0-18927	10.32

	10.3	Succession Agreement, dated July 1, 2001, between Tandy Brands Accessories, Inc. and Chase Texas, N.A. (the Former Trustee) and Comerica Bank — Texas (the Trustee), relating to the Tandy Brands Accessories, Inc. Benefit Restoration Plan*	10-K	9/23/03	0-18927	10.34

	10.4	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Directors	S-1	12/17/90	33-37588	10.16

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

3

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

10.28	Acknowledgement and Release Agreement between Tandy Brands Accessories, Inc. and J.S.B. Jenkins relating to the termination of the Supplemental Executive Retirement Plan*	8-K	8/22/05	0-18927	10.45

10.29	Amendments Nos. 5-6 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-Q	5/11/06	0-18927	10.44

10.30	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	10-K	9/22/06	0-18927	10.35

10.31	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/14/08	0-18927	10.31

10.32	Amendment No. 4 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, dated July 1, 2001*	10-Q	11/14/06	0-18927	10.37

10.33	Form of 2006 Performance Unit Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	2/14/07	0-18927	10.37

10.34	Amendment No. 7 to the Tandy Brands Accessories, Inc. Employees Investment Plan, effective as of January 1, 2006*	10-Q	2/14/07	0-18927	10.38

10.35	Tandy Brands Accessories, Inc. Summary of Incentive Bonus Plan for Executive Officers*	8-K	6/12/07	0-18927	5.1

10.36	Amendment No. 1 to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/21/07	0-18927	10.38

10.37	Fiscal 2008 Compensation Summaries*	10-K	9/21/07	0-18927	10.38

10.38	Settlement Agreement by and among Tandy Brands Accessories, Inc. Golconda Capital Management, LLC, Golconda Capital Portfolio, LP and each of William D. Summitt and Jedd M. Flowers	8-K	10/29/07	0-18927	10.1

10.39	Tandy Brands Accessories, Inc. Stock Purchase Program (As Amended And Restated Effective December 1, 2005)*	10-Q	11/19/07	0-18927	10.40

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