Form 10-K
period 2008-06-30
TANDY BRANDS ACCESSORIES INC
filed 2008-09-23
CIK 869487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2008	Commission File Number 0-18927
TANDY BRANDS ACCESSORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2349915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☑  No
The aggregate market value of the voting common equity held by non-affiliates based upon the closing price of the common stock on the NASDAQ Global Market System on December 31, 2007 was $56,956,292. Shares of common stock known to be held by executive officers, directors, and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status in not necessarily a conclusive determination for other purposes.
There were 6,998,462 shares of common stock, par value $1.00 per share, outstanding on September 17, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on October 30, 2008 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. We have based these forward looking statements on our current expectations about future events, estimates and projections about the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified under “Risk Factors” on page 10. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.
PART I
ITEM 1 — BUSINESS
References in this Annual Report on Form 10-K to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries unless the context requires otherwise.
What do we do?
We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, small leather goods, and gift accessories. Our product line also includes handbags and sporting goods. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including DOCKERS®, LEVI’S®, LEVI STRAUSS SIGNATURE™, TOTES®, ROLFS®, WOOLRICH®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, AMITY®, COLETTA®, STAGG®, ACCESSORY DESIGN GROUP®, TIGER®, ETON®, SURPLUS®, EILEEN WEST™, GOODYEAR™, GENO D’LUCCA™, DR. MARTENS®, and DR. MARTENS AIRWAIR®, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, automobile and tire stores, and the retail exchange operations of the United States military.
What significant business developments were there in fiscal 2008?
In fiscal 2008, we conducted a comprehensive strategic review exploring all the ways in which we might increase value for our stockholders. We evaluated a range of alternatives and options, including an in-depth examination of a potential sale of our Company as well as a number of potential acquisitions and other opportunities. In the final analysis, we determined our best course of action, given the state of the capital markets and the outlook for the retail industry, was to focus on improving our core business. The initiatives we are now focusing on are aimed at allocating our resources towards increasing profitability and predictable and sustainable cash flows.
Due to the overall negative retail environment and general economic conditions, we concluded there was a need to reduce the amount of inventory warehoused and to focus on reducing total inventory levels within a shorter time frame than had been our prior practice. We adopted an accelerated inventory flow program designed to improve turns and reduce out-of-program and slow-moving inventory. In order to accelerate liquidation of this inventory and significantly reduce total inventory levels, we recorded an $18.7 million noncash charge to cost of goods sold. Noncash charges also were recorded for the impairment of goodwill ($16.5 million) and write off of intangible customer lists ($1.3 million).

Other initiatives in fiscal 2008 included: completing the conversion of our men’s accessories segment operations in Yoakum, Texas into a receiving and distribution facility and transitioning belt manufacturing to lower-cost overseas suppliers; closing our West Bend, Wisconsin distribution facility and moving its operations to facilities in Texas; and making other personnel and restructuring changes. We also continued to seek higher end products and new distribution channels which will enhance future operating results and entered into a license agreement for Dr. Martens® and Dr. Martens Airwair® belts, wallets, and bags.
What are our product lines?
Our primary products, which we sell under proprietary, licensed, and private brand names, consist of belts and small leather goods such as wallets. Our products and their percentages of fiscal 2008 total net sales were:

Belts	58.8%
Small leather goods	19.3
Gift accessories	14.0
Handbags	1.0
Other products	6.9

100.0%

We are organized along men’s and women’s product lines with two reportable segments: (1) men’s accessories and (2) women’s accessories. Men’s and boys’ products were 79.7% of our net sales in fiscal 2008 and women’s and girl’s products were 20.3%. We also organize our customer relationship management functions along these same product lines.
Belts
We, along with our predecessors, have manufactured and marketed belts for over 87 years, and belts remain our largest single product category. In fiscal 2008, belt sales of $87.8 million represented 58.8% of our net sales. We compete in all four categories of the belt market: casual, work, dress, and fashion.
Small Leather Goods
Our small leather goods consist primarily of men’s and women’s wallets. Sales of small leather goods were $28.8 million, or 19.3% of our net sales in fiscal 2008.
Gift Accessories
We distribute a broad range of gift accessories, including products such as emergency kits, lights and radios, book lights, beverage mugs, and tie racks. Gift accessories sales were $20.9 million, or 14% of our total net sales, in fiscal 2008.
Other Products
Other products we market are women’s handbags and sporting goods accessories which complement our core belt and small leather goods products. Sales of other products were $11.8 million, or 7.9% of our net sales in fiscal 2008.
What brands do we sell?
Our net sales by brand type in fiscal 2008 were (in millions):

Type	Net Sales
Private brands	$82.1	54.9%
Proprietary brands	39.3	26.4
Licensed brands	27.9	18.7

	$149.3

Private Brand Products
In fiscal 2008 private brand products accounted for $82.1 million, or 54.9% of our net sales. In a private brand program we are responsible for designing and delivering unique products for select customers according to the customer’s individual requirements. These programs offer our customers exclusivity and pricing control over their products, both of which are important factors in the retail marketplace. We believe our flexible sourcing capabilities, electronic inventory management and replenishment systems, and design, product development, and merchandising expertise provide retailers with a superior alternative to direct sourcing of their private brand products.
Our principal private brand programs include those for leading retailers such as Wal-Mart, Target, and JC Penney, as well as nationally recognized private brand names such as Faded Glory®, Meeting Street®, croft & barrow®, St. John’s Bay®, Mossimo®, Stafford®, and Alan Flusser®.
License Agreements
We have been awarded exclusive license agreements for several well recognized brands, including Dockers®, Levi’s®, Levi Strauss Signature™, Woolrich®, Eileen West™, and totes® gift accessories.
In fiscal 2009 we will begin delivering new products under license agreements for the following brand names:
•	Geno™ and Geno D’Lucca™ — exclusive right to market high end belts, small leather goods, sandals, and other products in North America under this respected Mexican brand.

•	Goodyear™ — nonexclusive right to market a gift line of The Goodyear Tire & Rubber Company in the United States, Canada, and Mexico.

•	Dr. Martens® and Dr. Martens Airwair® — exclusive right to market, manufacture, import, and sell belts, wallets, and bags in the continental United States and Canada under these well-known brands.
Generally our license agreements cover specific products and require us to pay royalties ranging from 3% to 10% of net sales based on minimum sales quotas or sales. The terms of the agreements are typically three years, with options to extend the terms, provided certain sales or royalty minimums are achieved. For fiscal 2008, sales of our licensed products accounted for $27.9 million, or 18.7% of our net sales. Sales of totes® gift accessories were $16.4 million, or 11.0% of our net sales. No sales associated with any other individual license agreement accounted for more than 5% of net sales in fiscal 2008.
Proprietary Brands
In addition to our licensed and private brands, we market products under our own registered trademarks and trade names. We own leading and well recognized trademarks such as Rolfs®, Amity®, Canterbury®, Tiger®, Accessory Design Group®, Prince Gardner®, Princess Gardner®, and ETON®. Net sales under our proprietary brands were $39.3 million, or 26.4% of our net sales in fiscal 2008.
Distribution Of Our Key Brands
We sell our products to a variety of retail outlets, including:

Department stores	E-commerce websites

Specialty chains	National chain stores

Mass merchants	Outlet stores

United States military retail exchange operations	Sporting goods stores

Golf pro shops	Individual specialty stores

Supermarkets	Catalog retailers

Uniform stores	Shoe stores

TV shopping networks	Wholesale clubs

Drug stores	Premium markets

Office supply stores	Automobile and tire stores
Our key brands and each brand’s targeted distribution channels and primary products are:

Brand	Distribution Channel	Products
Dockers®	National chain stores	Belts
	Department stores	Handbags
	Specialty stores	Small leather goods

Levi’s®	National chain stores	Belts
	Department stores	Small leather goods
Specialty stores

Brand	Distribution Channel	Products
Levi Strauss Signature™	Mass merchants	Belts
	National chain stores	Small leather goods
Casual multipurpose bags

Rolfs®	National chain stores	Small leather goods
Department stores
Specialty stores

Canterbury®	Specialty stores	Belts
	Golf pro shops	Small leather goods

Prince Gardner®	National chain stores	Small leather goods
Specialty stores

Princess Gardner®	National chain stores	Small leather goods
Specialty stores

Amity®	Mass merchants	Small leather goods
National chain stores

Coletta®	Mass merchants	Handbags
National chain stores

Accessory Design Group®	Mass merchants	Belts
	National chain stores	Women’s accessories

Tiger®	Mass merchants	Belts
National chain stores

Stagg®	Mass merchants	Belts
	National chain stores	Small leather goods

ETON®	Mass merchants	Gift accessories
National chain stores
Department stores
Specialty stores

totes®	National chain stores	Gift accessories
Department stores
Specialty stores

Surplus®	National chain stores	Belts
Small leather goods
Gift accessories

Eileen West™	Department stores	Belts
	Specialty stores	Small leather goods
Handbags

Geno D’Lucca™	Department stores	Belts
Small leather goods
Sandals

Goodyear™	Automobile and tire stores	Gift accessories
Mass merchants

Dr. Martens® and	Specialty stores	Belts
Dr. Martens Airwair®		Wallets
Bags

Two of our product lines also are sold through our e-commerce web sites: Rolfs® at www.rolfs.net and Sport Beads at www.sport-beads.com.
Who are our customers?
We maintain strong relationships with various major retailers throughout North America, including:

Department Stores	National Chains	Mass Merchants
Kohl’s	JCPenney (U.S. and Mexico)	Wal-Mart (U.S., Canada and Mexico)

Belk	Stein Mart	Target

Bon-Ton/Carson’s	AAFES	Fred Meyer

Federated Stores	Casual Male	Shopko

Dillard’s	Academy Sports & Outdoors	Zellers (Canada)

Boscov’s	Tractor Supply	Big Lots

The Bay (Canada)	Marshall’s	Pamida

Gottschalk’s	Goody’s

Stage	Moore’s (Canada)

Peebles	T.J. Maxx
Wal-Mart accounted for 41% and 45% of our net sales in fiscal 2008 and 2007, respectively. No other customer accounted for 10% or more of our total net sales. In fiscal 2008 and 2007 our top ten customers accounted for 76% and 77%, respectively, of net sales.
How do we maintain strong customer relations?
We believe our success is due in large part to our design expertise, long-term customer relationships, strong sales and marketing organization, and superior customer service. Factors which help facilitate these characteristics include our quick response distribution, vendor inventory management services, electronic data interchange capabilities, and expertise in the communication of fashion and lifestyle concepts through product lines and innovative point-of-sale presentations. We develop and manage our accounts through the coordinated efforts of senior management, regional managers, account executives, and an organization of salespeople and independent sales representatives.
We maintain in-store customer service relationships with various specialty stores, national chain stores, and major department stores. We have a team of 92 sales associates in the United States and 11 sales associates in Canada. These sales associates are organized on a regional basis and supervised by regional sales managers. Sales associates are responsible for overseeing accounts within a defined geographic territory, developing and maintaining business relationships with their respective customers, preparing and conducting product line presentations, and assisting customers in the implementation of programs at the individual store level. In addition, sales associates may, depending on the needs of an individual customer, assist in the maintenance and presentation of merchandise on the selling floor. Our regional sales organization is supported by account executives.
How do we merchandise and develop our products?
Our product development and merchandising professionals work closely with our licensors, suppliers, and customers to interpret market trends, develop new products, and create comprehensive merchandising programs consisting of packaging, point-of-sale, fixturing, and presentation materials. Our senior managers maintain business relationships with customers’ buyers and merchandise managers and plan, develop, and assist with implementing specific merchandising programs for their accounts. Senior managers also develop and propose comprehensive programs relating to product mix, pricing, and fixturing, and they assist customers’ buyers and merchandise managers in the implementation of these programs. We coordinate the implementation of marketing programs through the efforts of senior and regional managers. We believe our internal design ability represents a significant competitive advantage because, in our opinion, retail customers have become increasingly reliant on the design and merchandising expertise of their suppliers.

What is our competitive position?
Competition in the fashion accessories industry is intense. The accessories market is highly fragmented and we believe we are one of the largest competitors in the accessories industry. In our opinion, growth in the sectors of the accessories industry we serve has resulted from:
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
Our primary competitors are:

Product Category	Competitors
Men’s and boys’ belts	Swank, Randa/Humphreys, Cipriani, and Fossil

Men’s wallets	Buxton, Randa/Humphreys, Mundi, Fossil, Swank, and Cipriani

Men’s gifts	E&B, Merchsource, Excalibur, JLR, and Mundi

Women’s and girls’ belts	Cipriani, Circa, Accessory Network, Chambers, and Fossil

Women’s small leather goods	Buxton, Mundi, Fossil, Relic, and Nine West
We compete on the basis of our design expertise, customer service, brand recognition, product quality, and price. We believe our ability to compete successfully is based on our long-term customer relationships, superior customer service, strong national brand portfolio, national distribution capabilities, proprietary inventory management systems, flexible sourcing, and product design and innovation.
How do we seek to grow our business?
We seek to increase our sales and earnings through a variety of means, including organic growth from increased sales by our current operating units, as well as growth through new products and license agreements and the acquisition of assets and similar businesses. Since our incorporation in Delaware on November 1, 1990, we have acquired numerous businesses. In the future, we may make additional acquisitions that complement our business and are accretive to our earnings.
Where and how are our products produced?
We have strong relationships with a number of high-quality, low-cost foreign manufacturers who provide products manufactured to our specifications. Most of our products are manufactured by third-party suppliers in China, the Dominican Republic, India, Italy, Mexico, and Taiwan, with only a small percentage manufactured in Canada and the US. In fiscal 2007, we manufactured 34% of the men’s belts we distributed primarily at our Yoakum, Texas facility which has been converted into a distribution center. In fiscal 2008, Superior Leather Limited and Best Development Company were the two largest suppliers of our products. Because a number of companies could manufacture our products, we do not believe we are exposed to any potentially significant disruption of product flow.

Is our business seasonal?
Our quarterly sales and operating results have a seasonal increase in the fall (our first and second fiscal quarters). Quarterly net sales and our pretax (loss) income, as percentages of the totals for fiscal 2008 and 2007, were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales
Fiscal 2008	26.4%	33.2%	20.2%	20.2%
Fiscal 2007	29.2	32.9	19.3	18.6

Pretax (loss) income
Fiscal 2008	(6.2)%	(81.5)%	(4.9)%	(7.4)%
Fiscal 2007	142.1	171.0	(71.1)	(142.0)

The fiscal 2008 second quarter includes noncash charges of $36.5 million, or 79.2% of the quarter’s pretax loss.
Are we subject to governmental regulations?
Most of our products are manufactured outside of the United States. Accordingly, foreign countries and the United States may from time to time modify existing quotas, duties, tariffs, or import restrictions, or otherwise regulate or restrict imports in a manner which could be material and adverse to us. In addition, economic and political disruptions in Asia and other parts of the world from which we import goods could have an adverse effect on our ability to maintain an uninterrupted flow of products to our customers.
Due to the fact that we sell our products to the retail exchange operations of the United States military, and thus are a supplier to the federal government, we must comply with all applicable federal statutes. Historically we have not made any material modifications or accommodations as a result of government regulations.
How many employees do we have?
As of June 30, 2008, we employed 767 people, of which 568 were full time employees. We believe employee relations are generally good.
What role does intellectual property play in our business?
We believe our trademarks, licenses to use certain trademarks, and our other proprietary rights in and to intellectual property are important to our success and our competitive position. We seek to protect our designs and intellectual property rights against infringement and devote resources to the establishment and protection of our intellectual property on a nationwide basis and in selected foreign markets. Our trademarks remain valid and enforceable as long as the marks are used in connection with our products and services and the required registration renewals are filed.
What are our working capital practices?
We do not enter into long-term agreements with any of our suppliers or customers. Instead we enter into a number of purchase order commitments for each of our lines every season. Due to the time required by our foreign suppliers to produce and ship goods to our distribution centers, we attempt, based on internal estimates, to carry on-hand inventory levels necessary for the timely shipment of initial and replenishment orders for men’s and women’s accessories. A decision by a customer’s buyer for a group of stores or any significant customer, whether motivated by competitive conditions, financial difficulties, or otherwise, to significantly change the amount of merchandise they purchase from us, or to change the manner of doing business with us, could have a significant effect on our financial condition and results of operations. We attempt to mitigate this exposure by selling our products to a variety of retail customers throughout North America.

Where can investors access additional information about Tandy Brands?
Our website address is www.tandybrands.com. Information about our corporate governance, including our Code of Business Conduct and Ethics, is available on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 filed by our officers, directors, and stockholders holding 10% or more of our common stock, and all amendments to those reports are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). You also may read and copy any reports, proxy statements, or other information that we file with the SEC at the SEC’s public reference room at 100 F Street N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the operation and location of the public reference room. Our SEC filings also are available to the public free of charge at the SEC’s website at www.sec.gov.
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
Ten customers accounted for 76% of our fiscal 2008 net sales, including Wal-Mart which accounted for 41% of our net sales. A decision by Wal-Mart or any other major customer, whether motivated by competitive conditions, financial difficulties or otherwise, to significantly change the amount of merchandise purchased from us, or to change the manner of doing business with us, could have a significant effect on our results of operations and financial position. We attempt to mitigate this exposure by selling our products to a variety of retail customers throughout North America.
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
Certain third-party manufacturers have increasingly marketed and sold products to retailers directly, instead of through companies such as ours. We believe we provide significant value-added services through our design programs and our ability to tailor products for specific customers and demographic groups; however, if our customers decide to increase their level of purchases directly from third-party manufacturers, our sales could be negatively impacted.
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
Our fiscal 2008 net sales included $27.9 million of licensed brand name sales, including $16.4 million of totes® gift accessories. If we fail to comply with the terms of our license agreements, or to protect against infringement, such failure could have a material adverse effect on our business. In addition, certain of our license agreements require minimum royalty payments, regardless of the level of sales of the licensed products. In the event royalty commitments under these agreements exceed the revenues generated by sales of the licensed products, our operating results would be negatively impacted.
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
Most of our products are manufactured by independent, third-party suppliers in China, the Dominican Republic, India, Italy, Mexico, and Taiwan. We have no long-term contracts with these manufacturers and conduct business on a purchase-order basis. We compete with other companies for the production capacity and facilities of these manufacturers. Our future success depends on our ability to maintain relationships with our current suppliers and to identify other suppliers and develop relationships with those who can meet our quality standards. If our quality standards are compromised, our customer relationships could be negatively affected.
Our business is dependent on our ability to maintain proper inventory levels.
In order to meet the demands of our customers, we must maintain certain levels of inventory of our products. If our inventory levels exceed customer demand, we may be required to write-down unsold inventory or sell the excess at discounted or close-out prices. Such actions could significantly impact our operating results and financial condition, and could result in the diminution of the value of our brands. If we underestimate consumer demand for our products or if we are not able to obtain products in a timely manner, we may experience inventory shortages. If we are unable to fill customer orders, our relationships with our customers could be damaged and our business could be adversely affected. See “Our business is highly subject to consumer preferences and fashion trends” below.
Price increases by our suppliers could negatively affect our operating results.
Most of our products are purchased from third-party suppliers. If our suppliers increase their prices, and we are not able to increase our selling prices, our gross margin and operating results would be materially impacted.
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
The accessories industry is highly fragmented and highly competitive. We compete with numerous manufacturers, importers, and distributors who may have greater resources and our results of operations and market position may be adversely affected by our competitors and their competitive pressures. In addition, from time to time, we must adjust our prices to respond to industry-wide pricing pressures. Our financial performance could be negatively impacted by these pricing pressures if we are forced to reduce prices and cannot also reduce procurement costs, or if our procurement costs increase and we cannot increase our prices.

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
Our continued success is highly dependent upon the personal efforts and abilities of our executive officers. We do not have employment contracts with, or maintain key-person insurance on the lives of, any of these officers, and the loss of any one of them could disrupt our business.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934 (“Exchange Act”) and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). These requirements may place a strain on our resources. The Exchange Act requires that we file with the SEC annual, quarterly, and current reports about our business and its financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, corporate governance standards, and internal controls over financial reporting. In the future, Section 404 of the Sarbanes-Oxley Act requires that our documentation and testing of our internal control over financial reporting be audited by our independent public accounting firm.
ITEM 1B — UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2 — PROPERTIES
We own and lease facilities in the United States and lease facilities in Canada and Hong Kong. We believe our properties are adequate and suitable for the particular uses involved. The following table summarizes our properties:

Form of
Facility Location	Use	Ownership
Yoakum, Texas — 4 facilities (1)	Office and distribution of men’s accessories	Own

West Bend, Wisconsin	Warehouse held for sale and leased to third parties	Own

Scarborough, Ontario, Canada	Manufacture and distribution of men’s accessories	Lease

Dallas, Texas	Distribution of women’s accessories	Lease

Arlington, Texas	Corporate offices	Lease

New York, New York	Office and showroom	Lease

Kowloon, Hong Kong	Office	Lease

(1)	One of the Yoakum, Texas facilities is under contract for sale with expected closing in October 2008.
The total space we owned, leased, and occupied as of June 30, 2008 was as follows:

	Square Feet
	Owned	Leased	Total
Warehouse and office	559,000	219,000	778,000
Factory	—	27,000	27,000

Total	559,000	246,000	805,000

ITEM 3 — LEGAL PROCEEDINGS
We are not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to our business.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

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
The principal market for our common stock is The NASDAQ Global Market where it is listed under the symbol “TBAC.” The high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported on NASDAQ were:

	Fiscal 2008		Fiscal 2007
Quarter Ended	High	Low	High	Low
September 30	$13.15	$10.12	$11.68	$9.27
December 31	$11.86	$7.91	$12.36	$9.73
March 31	$9.66	$4.50	$13.70	$11.21
June 30	$6.99	$3.82	$13.29	$10.63
How many common stockholders do we have?
As of September 17, 2008 we had approximately 619 stockholders of record.
Did we declare any cash dividends in fiscal 2008 or the prior fiscal year?
We declared and paid the following dividends:

			Dividend
Declaration Date	Record Date	Payable Date	Per Share
	Fiscal 2008

August 13, 2007	September 28, 2007	October 19, 2007	$0.04
October 29, 2007	December 31, 2007	January 18, 2008	$0.04
February 4, 2008	March 31, 2008	April 18, 2008	$0.04
April 21, 2008	June 30, 2008	July 18, 2008	$0.04

	Fiscal 2007

August 16, 2006	September 30, 2006	October 20, 2006	$0.0275
October 16, 2006	December 29, 2006	January 19, 2007	$0.0275
January 31, 2007	March 30, 2007	April 20, 2007	$0.04
April 17, 2007	June 29, 2007	July 20, 2007	$0.04
On August 19, 2008, our board of directors declared a dividend of $0.04 per share payable on October 17, 2008 to stockholders of record as of September 30, 2008. The payment of dividends in the future will be at the discretion of our board of directors and will depend on our profitability, financial condition, capital needs, future prospects, contractual restrictions, and other factors deemed relevant by our board of directors. In addition, payment of any future dividends requires the approval of our lender, in its sole discretion, pursuant to the terms of our credit facility.
How many shares of common stock are authorized for issuance under our equity compensation plans?
The following table provides information regarding the number of shares of our common stock that may be issued on exercise of outstanding stock options or purchased by employees under our existing equity compensation plans as of June 30, 2008. These plans are:
•	1997 Employee Stock Option Plan;

•	Nonqualified Formula Stock Option Plan for Non-Employee Directors;

•	2002 Omnibus Plan;

•	1995 Stock Deferral Plan for Non-Employee Directors;

•	Stock Purchase Program; and

•	Nonqualified stock option agreements with certain nonemployee directors.

	(A)		(C)
	Number of Securities	(B)	Number Of Securities Remaining
	To Be Issued upon	Weighted-Average	Available For Future Issuance
	Exercise Of	Exercise Price Of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants And Rights	Warrants And Rights	Reflected In Column (A))
Equity Compensation Plans Approved by Stockholders	519,909 (1)	$11.65 (2)	758,498 (3)
Equity Compensation Plans Not Approved by Stockholders	15,000 (4)	$6.09	—
Total	534,909	$11.49 (2)	758,498

(1)	Includes options to purchase common stock under the following plans:

• 1997 Employee Stock Option Plan — 236,850 shares;

• Nonqualified Formula Stock Option Plan for Non-Employee Directors — 40,685 shares; and

• 2002 Omnibus Plan — 240,197 shares.

Also includes 2,177 shares of common stock issuable on settlement of phantom stock units under the 1995 Stock Deferral Plan for Non-Employee Directors.

Excludes up to 116,770 performance units which are payable in shares of our common stock following the end of the July 1, 2006 to June 30, 2009 performance cycle if we achieve the maximum performance goal. We do not anticipate any payout under these awards.

(2)	Calculation of weighted-average exercise price does not include phantom stock units credited to participants’ accounts under the 1995 Stock Deferral Plan for Non-Employee Directors because they have no exercise price.

(3)	Includes 26,198 shares of common stock issuable under the 1995 Stock Deferral Plan for Non-Employee Directors and 508,026 shares of common stock issuable under the 2002 Omnibus Plan, of which up to 116,770 shares are issuable following the end of the July 1, 2006 to June 30, 2009 performance cycle if we achieve the maximum performance goal (we do not anticipate any payout under these awards). Upon adoption of the 2002 Omnibus Plan, the number of shares authorized and reserved for issuance under our previously existing stock option plans were transferred to the 2002 Omnibus Plan and are presently authorized and reserved for issuance under that plan. All shares of common stock authorized and reserved for issuance on the exercise of outstanding stock options under our previous stock option plans and the 2002 Omnibus Plan will, on the cancellation or expiration of any such stock options, automatically be authorized and reserved for issuance under the 2002 Omnibus Plan.

Also includes 224,274 shares of common stock issuable under the Stock Purchase Program. The Stock Purchase Program is open to all full-time employees who have been employed at least six months, but less than one year, or who have been employed one year or more and are contributing to the Tandy Brands Accessories, Inc. Employees Investment Plan. Under the Stock Purchase Program participants may contribute 5% or 10% of their earnings and we match 25% or 50% of each participant’s contribution depending on their length of employment and other considerations. The Stock Purchase Program purchases treasury stock, if available, or unissued common stock directly from our Company at monthly average market prices. The shares are fully vested upon purchase and the participant may withdraw from the Stock Purchase Program at any time. The shares purchased under the Stock Purchase Program are distributed to participants annually.

(4)	Stock options to purchase an aggregate of 15,000 shares of common stock under nonqualified stock option agreements for nonemployee directors dated October 16, 2001 with Dr. James F. Gaertner (4,250), Gene Stallings (4,250), Roger R. Hemminghaus (2,500), and Colombe M. Nicholas (4,000). These options became fully vested six months after the grant date and expire on October 16, 2011.

Did our Company repurchase any shares of common stock during the fourth quarter of fiscal 2008?
The following table provides information about repurchases of shares of common stock made by us during the quarter ended June 30, 2008. The shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan.

			Total Number Of	Maximum Number
	Total		Shares Purchased	Of Shares That May
	Number	Average	As Part Of Publicly	Yet Be Purchased As
	Of Shares	Price Paid	Announced Plans	Part Of The Plans
Period	Purchased	Per Share	Or Programs	Or Programs
April 1, 2008 to April 30, 2008	802	$4.43	N/A	N/A
May 1, 2008 to May 31, 2008	—	—	N/A	N/A
June 1, 2008 to June 30, 2008	740	4.94	N/A	N/A
Total	1,542	4.68	N/A	N/A
ITEM 6 — SELECTED FINANCIAL DATA
Not applicable.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 7 should be read in the context of the information included elsewhere in this Annual Report including our consolidated financial statements and accompanying notes in Item 8 of this Annual Report.
OVERVIEW
Our Company and our corresponding customer relationships are organized along men’s and women’s product lines. As a result we have two reportable segments: (1) men’s accessories, consisting of belts, wallets, gift accessories, small leather accessories, and sporting goods; and (2) women’s accessories, consisting of belts, wallets, and gift accessories.
Net sales for fiscal 2008 were impacted by the overall negative retail environment and general economic conditions, including curtailed replenishment orders by one of our largest customers, which led us to conclude there was a need to reduce the amount of inventory warehoused and to focus on reducing total inventory levels within a shorter time frame than had been our prior practice. We recorded an $18.7 million noncash charge to cost of goods sold in order to accelerate liquidation of out-of-program and slow-moving inventory and significantly reduce total inventory levels. Noncash charges also were recorded for the impairment of goodwill ($16.5 million) and write off of intangible customer lists ($1.3 million). For the year, we had a net loss of $49.3 million, or $7.18 per share. In fiscal 2007, we had net income of $1.9 million, or $0.28 per diluted share.

The following presents sales and gross margin data for our reportable segments (in thousands of dollars). Other financial information about our segments is incorporated herein by reference to Note 9 of the notes to consolidated financial statements included in Item 8 of this Annual Report.

	2008	Decrease	2007
Net sales:
Men’s accessories	$118,949	(15.1)%	$140,072
Women’s accessories	30,308	(45.6)	55,737

	$149,257	(23.8)	$195,809

Gross margin:
Men’s accessories	$30,364	(40.3)%	$50,835
Women’s accessories	2,296	(87.9)	19,019

	$32,660	(53.3)	$69,854

Gross margin percent of sales:
Men’s accessories	25.5%		36.3%
Women’s accessories	7.6		34.1
Total	21.9		35.7
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
The following presents product line net sales by each of our segments (in thousands of dollars).

	Men’s		Women’s		Total
2008
Belts	$76,265	64.1%	$11,557	38.1%	$87,822	58.8%
Small leather goods	12,790	10.8	15,964	52.7	28,754	19.3
Gift accessories	19,821	16.7	1,089	3.6	20,910	14.0
Handbags	—	—	1,497	4.9	1,497	1.0
Other products	10,073	8.5	201	0.7	10,274	6.9

	$118,949		$30,308		$149,257

2007
Belts	$90,605	64.7%	$27,399	49.2%	$118,004	60.3%
Small leather goods	17,473	12.5	22,608	40.6	40,081	20.5
Gift accessories	19,664	14.0	825	1.5	20,489	10.4
Handbags	—	—	3,087	5.5	3,087	1.6
Other products	12,330	8.8	1,818	3.2	14,148	7.2

	$140,072		$55,737		$195,809

The following presents our SG&A and depreciation and amortization expenses by segment, and our interest expense (in thousands of dollars).

		Increase
	2008	(Decrease)	2007
Selling, general and administrative expense:
Men’s accessories	$42,008	(0.7)%	$42,293
Women’s accessories	14,596	(22.8)	18,911

	$56,604	(7.5)	$61,204

Depreciation and amortization:
Men’s accessories	$2,234	(31.0)%	$3,237
Women’s accessories	968	(34.5)	1,478

	$3,202	(32.1)	$4,715

Interest expense	$1,394	13.7%	$1,226

Operationally, the most significant challenge in fiscal 2008 was maintaining gross margins and controlling SG&A expenses as net sales for fiscal 2008 declined 23.8% from the fiscal 2007 level. A slowdown in replenishment orders from one of our largest customers which impacted our fiscal 2007 fourth quarter results, continued to affect our results until the latter part of fiscal 2008. The effect of the dramatic rise in gasoline prices on general economic conditions impacting the retail environment also affected our sales and margins as our customers curtailed their purchases and sought price reductions.
To reduce the amount of inventory warehoused and to focus on reducing total inventory levels within a shorter time frame than had been our prior practice, we adopted an accelerated inventory flow program designed to improve turns and reduce out-of-program and slow-moving inventory. We marked down all out-of-program and slow-moving inventory to our best estimate of the market value we anticipate we will be able to realize based on our experiences selling through inventory liquidation channels. We expected that reducing the prices for these items would enable us to liquidate much more inventory than we would have under our previous pricing. Although we believe the out-of-program and slow-moving inventory would continue to be saleable over the long term at previously marked down prices, the new philosophy and valuation methodology is driven by decisions to reduce overall inventory levels and sell large quantities of out-of-program and slow-moving inventory as quickly as possible. In fiscal 2008 we had higher than expected margins on initial sales of the marked-down inventory; however, we estimate the marked-down amounts are in line with our expectations for selling the remaining out-of-program and slow-moving inventory in fiscal 2009. Actual amounts realized from this marked-down inventory may differ from our estimates and such differences could have a material impact on our future results of operations, cash flows, and financial position.
2008 COMPARED TO 2007
Net Sales And Gross Margins
Our $149.3 million fiscal 2008 net sales were 23.8% lower than the prior year and our 21.9% gross margin was 13.8 percentage points lower, of which 12.5 percentage points is attributable to the inventory write-down.
Men’s accessories segment net sales of $118.9 million in fiscal 2008 were 15.1% below the $140.1 million in fiscal 2007 as economic conditions slowed retailers’ sales of belts and small leather goods. Curtailed levels of replenishment orders from one of the largest customers of our men’s accessories segment resulted in $13.2 million fewer men’s belt sales during fiscal 2008. Net sales of small leather goods were $4.7 million lower this year compared to last year as one of our department store customers shifted to a new private label and away from our Rolfs wallet program.
Women’s accessories segment net sales of $30.3 million in fiscal 2008 were 45.6% below the $55.7 million in fiscal 2007. The difficult retail environment, competitive market pressures, and continued weakening of women’s fashion accessory trends resulted in $15.9 million fewer sales of belts and $6.6 million fewer sales of small leather goods. The lower belt sales include the $13.0 million effect of a customer discontinuing its fashion belt program.
Gross margins for each of our segments generally were lower as the result of lower sales and the $18.7 million inventory write-down. The margin percentage of net sales for our men’s accessories segment in fiscal 2008 was

10.8 percentage points lower than fiscal 2007, including the 8.1 percentage point effect of the segment’s $9.6 million inventory write-down. The women’s accessories segment fiscal 2008 margin percentage was 26.5 percentage points lower than fiscal 2007, including a $9.1 million inventory write-down having a 30 percentage point affect on the segment’s margin.
Our gross margin percentages also are affected by direct shipments as they have lower gross margins because these goods are shipped from our suppliers to our customers and are not handled in our distribution centers, thereby reducing the general and administrative costs related to the sales. Any material changes in sales mix, such as higher mass merchant accessory sales or direct shipments, could lower our gross margin percentages during a particular season.
Operating Expenses
Fiscal 2008 SG&A expenses were $4.6 million, or 7.5% lower, than fiscal 2007 due primarily to the women’s accessories segment having lower payroll, distribution costs, and royalty expense. Fiscal 2008 includes $1.1 million in restructuring costs (closing West Bend, Wisconsin distribution facility — $756,000; terminating staff at other locations — $128,000; remaining rent under a lease for a vacated office — $184,000; other initiatives — $21,000). Fiscal 2007 SG&A expenses included $762,000 related to transitioning our Yoakum, Texas manufacturing operations to overseas suppliers and other severance costs. The following were the more significant expense reductions in fiscal 2008 compared to the prior year (in thousands):

Contract labor	$1,234
Market value of compensation plans’ investments	731
Distribution costs	516
Travel	328
Advertising	298
Legal	275
Increased investor relations expenses ($313,000) related to our annual meeting and directors’ share-based compensation ($288,000) partially offset the expense reductions.
The fiscal 2008 compensation for our executive officers did not increase significantly as, based on our 2007 financial performance, our board of directors determined that for fiscal 2008 (1) our President and Chief Executive Officer’s salary would remain at the prior year level, (2) salary increases for our other executive officers would be minimal, (3) equity compensation awards would not be granted to our executive officers, and (4) no bonuses would be paid to our executive officers.
Fiscal 2008 operating expenses include charges of $17.8 million for the impairment of our men’s accessories segment goodwill ($16.5 million) and customer lists ($1.3 million) as we significantly revised projections of our future operating results in light of changing business conditions and lower fiscal 2008 sales.
Interest, Other Income, And Taxes
Interest expense for fiscal 2008 includes $196,000 of costs related to a debt covenant waiver we received for the first quarter and $176,000 related to costs previously capitalized for the credit facility with our previous lenders. Other income includes interest and royalty income and, in fiscal 2007, a $440,000 gain from the sale of the rights to use one of our trademarks in Mexico.
As a result of the net loss in fiscal 2008, we will receive an estimated $1.2 million tax refund after filing our tax return. Approximately $9.4 million of the fiscal 2008 loss will be available to reduce taxable income through 2028. Our effective income tax rate was 7% in fiscal 2008 and 40.7% in fiscal 2007. In fiscal 2008, the benefit of the 34% federal statutory rate applied to our pretax loss was offset by a deferred tax valuation allowance (31.2%) and goodwill impairment (8.7%) which is not tax deductible. The valuation allowance was recorded as our operating results over the past three years and revised projections of future operating results do not currently indicate it is more likely than not our deferred tax assets will ultimately be realized. The 40.7% effective tax rate in fiscal 2007 was greater than the statutory rate due to state income taxes and expense deduction limitations which accounted for 3.8% and 2.9% of the difference, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Our operating activities provided cash of $5.6 million in fiscal 2008 compared to $9.1 million in fiscal 2007. This difference is due to decreases in accounts receivable and inventories which provided cash of $19.3 million in fiscal 2008 while their increases in fiscal 2007 used cash of $6.6 million. Due to the timing of inventory purchases for the fall and the holiday season, accounts payable decreased $6.2 million in fiscal 2008 and increased $6.9 million in fiscal 2007. To bridge the timing gap between inventory purchases and collection of accounts receivable, our credit facility provides us with funds on a revolving basis. In fiscal 2008 periodic borrowings totaled $41.9 million and repayments totaled $47.6 million. In fiscal 2007, periodic borrowings totaled $32.1 million and repayments totaled $40.1 million.
Capital expenditures for property and equipment of $594,000 were sharply below the $2.2 million in fiscal 2007 which was primarily in support of inventory management, other computer related functions, and sales office remodeling. The property and equipment expenditures in fiscal 2007 were partly offset by $500,000 in proceeds from selling the rights to use one of our trademarks in Mexico.
Our primary sources of liquidity are cash flows from operating activities and our credit facility which we believe can provide adequate financial resources for our future working capital needs. Other financing activities in fiscal 2008 included $907,000 from the sale of common stock to employees through our stock purchase program and the exercise of stock options. Based on the strength of our balance sheet, we increased our quarterly dividend rate 45.5% from $0.0275 to $0.04 per share beginning with the fiscal 2007 fourth quarter payment. We paid dividends totaling $1,112,000 and $838,000 in fiscal 2008 and 2007, respectively.
Information about our credit facility is incorporated herein by reference to Note 5 of the notes to consolidated financial statements included in Item 8 of this Annual Report. At June 30, 2008 we had $363,000 in outstanding borrowings and could borrow an additional $18.9 million. As our borrowings increase for the procurement of fall and holiday season inventory, we may need to request modifications to the eligible inventory and accounts receivable borrowing limitations under our credit facility for part of the first half of fiscal 2009.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements.
CRITICAL ACCOUNTING POLICIES
We use estimates throughout our consolidated financial statements. We consider an accounting estimate to be critical if: (1) the estimate requires us to make assumptions about matters that are highly uncertain at the time the estimate is made or (2) changes in the estimate are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We have discussed the development and selection of these critical accounting estimates with the Audit Committee of our board of directors. In addition there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates could have a material impact on our operations and financial position.
The accounting policies and estimates we consider most critical are presented below.
Revenues And Accounts Receivable Allowances
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
Sensitivity Analysis The following table presents the estimated effect of the indicated increase (decrease) in our sales, based on fiscal 2008 net sales of $149.3 million, on our allowance for doubtful accounts (in thousands except per share amounts). Changes in general economic conditions, trends and developments within our industry, or situations unique to specific customers could result in significant fluctuations in the actual effects of these estimates.

	Sales	Allowances		Earnings
	Change	Reserves	Expense	Per Share
Change in customer allowances and returns	+/- 0.5%	$746/$(746)	$746/$(746)	$(0.07)/$ 0.07
Change in allowance for doubtful accounts	+/- 0.125	187/(187)	187/(187)	(0.02)/0.02
Inventories
Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Cost includes the direct cost of purchased products and, for manufactured products, materials, direct and indirect labor, and factory overhead. Market, with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value. In our assessment of the value of inventory, we monitor the accumulation of excess inventory at the end of each season. Our assessment is both a quantitative measurement (e.g., the use of metrics such as the number of months supply on hand) and qualitative measurement (e.g., the ability to utilize certain styles in current and future programs). In general we have relationships with off-price store customers that will purchase excess inventory at discounted prices and we have been able to realize values at or above the lower of cost or market values at which we carry our inventories. If circumstances arise in which the market value of items in inventory declines below cost, an inventory markdown is estimated and charged to expense in the period identified. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. We closely monitor fashion trend items and anticipate additional inventory markdowns if market indications justify further markdowns.
Sensitivity Analysis The effect of a 1% write down in the value of our June 30, 2008 inventory would be (in thousands except per share amounts):

	Percentage			Earnings
	Of Inventory	Inventory	Expense	Per Share
Change in inventory markdown	-1%	$(355)	$355	$(0.03)
Uncertain Tax Positions
Beginning in fiscal 2008, tax liabilities, together with interest and applicable penalties, are recognized for the benefits of uncertain tax positions in the financial statements which more likely than not may not be realized as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), a clarification of the accounting in accordance with FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” We review the appropriateness of items of revenue or expense excluded or included in our tax returns and the requirements for filing returns with jurisdictions which may have laws requiring us to file tax returns. Failure to recognize a tax liability for the benefits of an uncertain tax position which ultimately is not realized could materially affect our financial position and results of operations.
Share-Based Compensation
The fair values of restricted stock and performance unit grants are estimated to be the market price of our common stock on the grant dates and, for performance units, reduced by the present value of estimated future dividends. The assumptions we use to estimate the fair value of our stock options are based on historical information and current economic conditions. Our estimated fair values would be greater if the expected dividend yield was decreased and the other assumptions were increased. Neither the grant-date market values of our stock nor the resulting output of the Black-Scholes option-pricing model using our assumptions may be the value ultimately realized by our directors and employees or accurately measure the tax benefits we may realize.
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
The information in Note 2 of the notes to consolidated financial statements included in Item 8 of this Annual Report is incorporated herein by reference.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tandy Brands Accessories, Inc.
We have audited the accompanying consolidated balance sheets of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tandy Brands Accessories, Inc. and subsidiaries at June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
As described in Note 2 to the consolidated financial statements, effective July 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”
/s/ Ernst & Young LLP
Dallas, Texas
September 18, 2008

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,855	$4,076
Accounts receivable	22,147	31,357
Inventories	35,535	64,372
Deferred income taxes	—	3,454
Other current assets	8,783	3,879

Total current assets	69,320	107,138

Property and equipment	5,382	10,548
Other assets:
Goodwill	—	16,361
Intangibles	3,069	4,882
Other assets	1,617	1,734

Total other assets	4,686	22,977

	$79,388	$140,663

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$10,312	$16,903
Accrued compensation	1,985	2,420
Accrued expenses	3,376	4,019
Note payable	363	6,069

Total current liabilities	16,036	29,411
Other liabilities:
Supplemental executive retirement obligation	1,893	1,587
Deferred income taxes	—	389
Other liabilities	3,581	1,369

Total other liabilities	5,474	3,345
Commitments
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	—	—
Common stock, $1.00 par value, 10,000 shares authorized, 7,049 shares and 6,912 shares issued and outstanding	7,049	6,912
Additional paid-in capital	34,840	33,616
Retained earnings	15,337	66,967
Other comprehensive income	1,666	1,326
Shares held by Benefit Restoration Plan Trust	(1,014)	(914)

Total stockholders’ equity	57,878	107,907

	$79,388	$140,663

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Operations
(in thousands except per share amounts)

	Year Ended June 30
	2008	2007
Net sales	$149,257	$195,809

Cost of goods sold	97,872	125,955
Inventory write-down	18,725	—

	116,597	125,955

Gross margin	32,660	69,854
Selling, general and administrative expenses	56,604	61,204
Depreciation and amortization	3,202	4,715
Goodwill and other intangibles impairment	17,774	—

Total operating expenses	77,580	65,919

Operating (loss) income	(44,920)	3,935
Interest expense	(1,394)	(1,226)
Other income	237	550

(Loss) income before income taxes	(46,077)	3,259
Income taxes	3,211	1,325

Net (loss) income	$(49,288)	$1,934

(Loss) earnings per common share	$(7.18)	$0.29
(Loss) earnings per common share assuming dilution	$(7.18)	$0.28
Cash dividends declared per common share	$0.16	$0.135
Common shares outstanding	6,863	6,720
Common shares outstanding assuming dilution	6,863	6,891
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended June 30
	2008	2007
Cash flows provided by operating activities:
Net (loss) income	$(49,288)	$1,934
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Inventory write-down	18,725	—
Goodwill and other intangibles impairment	17,774	—
Depreciation and amortization	3,237	4,879
Stock compensation expense	249	447
Amortization of debt costs	315	170
Excess income tax benefit from stock option exercises	(9)	(30)
Deferred income taxes	3,074	(913)
Other	738	289
Change in assets and liabilities:
Accounts receivable	9,210	(4,035)
Inventories	10,112	(2,602)
Other assets	(2,328)	1,559
Accounts payable	(6,233)	6,946
Accrued expenses	66	457

Net cash provided by operating activities	5,642	9,101

Cash flows used for investing activities:
Purchases of property and equipment	(594)	(2,204)
Proceeds from trademark sale	—	500

Net cash used for investing activities	(594)	(1,704)
Cash flows used by financing activities:
Stock sold to stock purchase program	840	1,059
Stock options exercised	67	356
Dividends paid	(1,112)	(838)
Change in cash overdrafts	(358)	(149)
Proceeds from borrowings	41,911	32,143
Borrowing repayments	(47,617)	(40,074)

Net cash used by financing activities	(6,269)	(7,503)

Net decrease in cash and cash equivalents	(1,221)	(106)
Cash and cash equivalents beginning of year	4,076	4,182

Cash and cash equivalents end of year	$2,855	$4,076

Supplemental cash flow information:
Interest paid	$859	$1,153
Income taxes paid	$545	$2,868
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Stockholders’ Equity
(in thousands except per share amounts)

						Shares Held
			Additional		Other	By Benefit	Total
	Common Stock		Paid-In	Retained	Comprehensive	Restoration	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Plan Trust	Equity
Balance June 30, 2006	6,795	$6,795	$31,911	$65,960	$988	$(815)	$104,839
Comprehensive income:
Net income	—	—	—	1,934	—	—	1,934
Currency translation adjustments	—	—	—	—	338	—	338

							2,272
Cash dividends declared — $0.135 per share	—	—	—	(928)	—	—	(928)
Stock sold to Stock Purchase Program	90	90	969	—	—	—	1,059
Stock options exercised	34	34	322	—	—	—	356
Share-based compensation	(7)	(7)	414	1	—	—	408
Benefit Restoration Plan Trust shares purchased	—	—	—	—	—	(99)	(99)

Balance June 30, 2007	6,912	6,912	33,616	66,967	1,326	(914)	107,907
Uncertainty in income taxes accounting change	—	—	—	(1,225)	—	—	(1,225)
Comprehensive (loss):
Net (loss)	—	—	—	(49,288)	—	—	(49,288)
Currency translation adjustments	—	—	—	—	340	—	340

							(48,948)
Cash dividends declared — $0.16 per share	—	—	—	(1,120)	—	—	(1,120)
Stock sold to Stock Purchase Program	113	113	727	—	—	—	840
Stock options exercised	8	8	59	—	—	—	67
Share-based compensation	16	16	438	3	—	—	457
Benefit Restoration Plan Trust shares purchased	—	—	—	—	—	(100)	(100)

Balance June 30, 2008	7,049	$7,049	$34,840	$15,337	$1,666	$(1,014)	$57,878

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Overview
The Company
We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, small leather goods, and gift accessories. Our product line also includes handbags and sporting goods. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, automobile and tire stores, and the retail exchange operations of the United States military.
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
Foreign Currency Translation
The functional currency for our foreign subsidiary is the Canadian dollar. Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and resulting translation gains or losses are accumulated in other comprehensive income as a separate component of stockholders’ equity. Revenue and expenses are translated at year-to-date average exchange rates.
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
Allowance account transactions, including deductions for returns and uncollectible accounts written off net of recoveries, were (in thousands):

	Beginning	Charged To		Ending
Fiscal Year	Balance	Expense	Deductions	Balance
2008	$943	$9,540	$9,312	$1,171
2007	1,598	8,138	8,793	943

Inventories
Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Cost includes the direct cost of purchased products and, for manufactured products, materials, direct and indirect labor, and factory overhead. Market, with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value. Inventories consist of (in thousands):

	June 30
	2008	2007
Raw materials	$2,545	$3,288
Work-in-process	148	239
Finished goods	32,842	60,845

	$35,535	$64,372

Property And Equipment
Property and equipment are carried at cost less accumulated depreciation calculated using the straight-line method (in thousands):

	June 30
	2008	2007	Depreciation Rates
Buildings	$4,171	$8,514	3%
Leasehold improvements	3,232	3,139	Lesser of lease term or asset life
Machinery and equipment	24,996	27,275	10% to 50%

	32,399	38,928
Accumulated depreciation	(27,017)	(28,380)

	$5,382	$10,548

Depreciation expense: 2008 — $2,723; 2007 — $4,168
Property and equipment included in other current assets at June 30, 2008 having a net book value of $3.1 million is held for sale without expectation of incurring a loss; however, amounts actually realized may differ from our estimates.
Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially prolong the useful lives of the assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations.
Intangibles And Impairment Of Long-Lived Assets
Finite-lived intangibles are amortized using the straight-line method over their estimated useful lives.
We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset might be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to undiscounted future net cash flows they are expected to generate. If the undiscounted cash flows are less than the carrying amount, the impairment recognized is measured by the amount the carrying value of the assets exceeds their fair value.
Derivative Instruments And Hedging Activities
Our risk management policy relating to derivative investments is to mitigate, subject to market conditions, against interest rate risk. We do not enter into derivative investments for the purpose of speculative investment. Our overall risk management philosophy is re-evaluated as business conditions change.

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
Costs And Expenses
Cost of goods sold includes our costs associated with the procurement and manufacture of inventory, such as the cost of inventory and raw materials purchased from overseas, costs of shipping from our suppliers, ticketing and labeling of product and, where applicable, labor and overhead related to our product manufacturing facilities. Selling, general and administrative expenses (“SG&A”) include our costs related to activities incurred in the normal course of business which are not associated with the procurement or production of inventory. They also include costs associated with our distribution centers (2008 — $14,612,000; 2007 — $15,128,000). Those amounts include shipping and handling expenses (2008 — $2,731,000; 2007 — $3,120,000).
Advertising Costs
Advertising costs, consisting primarily of shows and conventions as well as display and print advertising, are expensed as they are incurred (2008 — $1,907,000; 2007 $2,205,000).
Share-Based Compensation
Compensation expense for all share-based payments expected to vest is recognized on the straight-line basis over the requisite service period based on grant-date fair values.
Income Taxes
Deferred income taxes are recognized for the future income tax effects of differences in the carrying amounts of assets and liabilities for financial reporting and income tax return purposes using enacted tax laws and rates. A valuation allowance is recognized if it is more likely than not that some or all of a deferred tax asset may not be realized. Tax liabilities, together with interest and applicable penalties included in the income tax provision, are recognized for the benefits of uncertain tax positions in the financial statements which more likely than not may not be realized.
A $1.2 million liability was recognized as of July 1, 2007, with a corresponding reduction in retained earnings, resulting from the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”), a clarification of the accounting in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) which permits choosing to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option is elected are reported in earnings. We are currently assessing the potential impact of adopting SFAS 159 which is effective for our fiscal 2009.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance for carrying instruments at fair value. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability.  FASB Staff Position No. 157-2 issued in February 2008 allows us to delay application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually, until the first quarter of our fiscal 2010.

Note 3 — Significant Events
Fiscal 2008 Inventory Write-Down, Intangibles Impairment, And Restructuring Charges
Due to the overall negative retail environment and general economic conditions, we concluded there was a need to reduce the amount of inventory warehoused and to focus on reducing total inventory levels within a shorter time frame than had been our prior practice. We adopted an accelerated inventory flow program designed to improve turns and reduce out-of-program and slow-moving inventory. In order to accelerate liquidation of this inventory and significantly reduce total inventory levels, we recorded an $18.7 million noncash inventory write-down.
We have marked down all out-of-program and slow-moving inventory to our best estimate of the market value we anticipate realizing based on our experiences selling through inventory liquidation channels. We expected that reducing the prices for these items would enable us to liquidate much more inventory than we would have under our previous pricing. Although we believe the out-of-program and slow-moving inventory would continue to be saleable over the long term at previously marked down prices, the new philosophy and valuation methodology is driven by decisions to reduce overall inventory levels and sell large quantities of out-of-program and slow-moving inventory as quickly as possible. In fiscal 2008 we had higher than expected margins on initial sales of the marked-down inventory; however, we estimate the marked-down amounts are in line with our expectations for selling the remaining out-of-program and slow moving inventory in fiscal 2009. Actual amounts realized from this marked-down inventory may differ from our estimates and such differences could have a material impact on our future results of operations, cash flows, and financial position.
Noncash charges also were recorded by our men’s accessories segment for the impairment of goodwill ($16.5 million) and write off of intangible customer lists ($1.3 million) as the result of assessing the segment’s fair value, which was determined to be less than its carrying value using a discounted cash flow analysis, and comparing the carrying amount of the customer lists to undiscounted future net cash flows they were expected to generate. The assessments were triggered by changing business conditions and reduced sales, including curtailed replenishment orders for belts from one of our largest customers, resulting in significantly revised projections of future operating results.
Restructuring charges, included in SG&A, were incurred relating to closing our distribution center in West Bend, Wisconsin ($756,000), terminating staff in other locations ($128,000), paying the remaining rent obligation under a lease for a vacated office ($184,000), and other restructuring initiatives ($21,000).
Fiscal 2007 Manufacturing Facility Conversion, Severance Costs, And Trademark Sale
Our men’s accessories manufacturing facility in Yoakum, Texas was converted into a receiving and distribution facility following its cessation of belt manufacturing on June 30, 2007. SG&A includes $762,000 related to transitioning the facility’s manufacturing operations to lower-cost overseas suppliers and other severance costs.
We recognized a $440,000 gain included in other income from the sale of rights to use one of our trademarks in Mexico.
Note 4 — Goodwill And Intangibles

Changes in the carrying amount of goodwill were (in thousands):
June 30, 2006 — Accumulated amortization — $6,594	$16,292
Currency translation adjustment	69

June 30, 2007 — Accumulated amortization — $6,670	16,361
Currency translation adjustment	114
Impairment	(16,475)

June 30, 2008	$—

The following tables present information about the cost we have allocated to finite-lived intangible assets we acquired as part of business acquisitions (in thousands).

	2008	2007
Gross carrying amount	$6,730	$9,330
Accumulated amortization	(3,661)	(4,448)

	$3,069	$4,882

	2008		Weighted-Average Life
	Balance	Expense	Total	Remaining
Trade names	$3,050	$316	20.7	9.7
Customer lists	—	178	—	—
Other	19	20	11.4	1.5

	$3,069	$514	20.5	9.3

Amortization expense: 2008 — $514; 2007 — $ 711
Estimated annual amortization expense: next four years — $ 315; fifth year — $ 290
The customer lists and goodwill of our men’s accessories segment were written-off in fiscal 2008 as the result of assessments of their future cash flows in light of changing business conditions which resulted in significantly revised projections of future operating results.
Note 5 — Credit Arrangements
On February 12, 2008, we entered into a new credit facility for borrowings and letters of credit up to a maximum of $35 million based on accounts receivable and inventory levels. At June 30, 2008, we had outstanding borrowings under the facility of $363,000 bearing interest at 5.25%, outstanding letters of credit totaling $3.8 million, and $18.9 million borrowing availability. Borrowings under the facility, which are due on the facility’s expiration date in 2010, bear interest at the lender’s prime rate plus 0.25% or LIBOR plus 2.75% as designated by us. Outstanding borrowings under our prior facility at June 30, 2007 were $6.1 million bearing interest at a 6.45% weighted-average rate.
The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries. It requires the maintenance of a tangible net worth financial ratio which, if not met, could adversely impact our liquidity. The facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements. The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing Company common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends without the lender’s approval, making certain investments in other entities, prepaying debt, and making certain property transfers.
Our Canadian subsidiary has a CAD $1 million credit facility (direct advances limited to US $830,000) secured by its cash, credit balances, and deposit instruments with interest at the lender’s prime or US base rates. There have been no borrowings under this line of credit.
As our borrowings increase for the procurement of fall and holiday season inventory, we may need to request modifications to the eligible inventory and accounts receivable borrowing limitations under our credit facility for part of the first half of fiscal 2009.
Interest expense includes amortization of debt origination costs incurred in connection with our credit facilities over the periods of the facilities (2008 — $139,000; 2007 — $170,000) and costs in fiscal 2008 related to the credit facility with our previous lenders (debt covenant waiver — $196,000; write-off of previously capitalized costs — $176,000). At June 30, 2008 the remaining debt origination costs to be amortized were $277,000.

Note 6 — Commitments
We lease office, warehouse, and manufacturing facilities under noncancelable operating leases expiring through the year 2013 with varying renewal and escalation clauses. Our rental expense in fiscal 2008 and 2007 totaled $2,365,000 and $2,577,000, respectively.
We have licensing agreements with other companies to use their trademarks on our products. Royalty expense in fiscal 2008 and 2007 related to these agreements totaled $2,670,000 and $2,702,000, respectively.
As of June 30, 2008, future payments under our leases, including additional rents under escalation clauses, and minimum royalty commitments were (in thousands):

Fiscal Year	Rent	Royalty
2009	$2,076	$941
2010	1,116	597
2011	596	420
2012	468	515
2013	251	198

	$4,507	$2,671

Note 7 — Share-Based Compensation
Omnibus Plan
The Tandy Brands Accessories, Inc. 2002 Omnibus Plan (“Omnibus Plan”), approved by our stockholders in 2002, is designed to attract and retain the services of key management employees and members of our board of directors through the granting of incentive stock options (other than to directors), nonqualified stock options, performance units, stock appreciation rights, or restricted stock. Restricted stock and stock option awards under the Omnibus Plan and prior stock option plans have a maximum contractual life of ten years and specific vesting terms and performance goals are addressed in each equity award grant. All shares available for grant under our prior plans have been transferred to the Omnibus Plan and are authorized and reserved for issuance under the Omnibus Plan. All shares of common stock presently authorized and reserved for issuance on the exercise of stock options or vesting of restricted stock will automatically be authorized and reserved for issuance under the Omnibus Plan on their cancellation, forfeiture, or expiration. At June 30, 2008, there were 508,026 shares of common stock available for future grants which includes up to 116,770 shares issuable pursuant to performance unit awards following the end of the July 1, 2006 to June 30, 2009 performance cycle if we achieve the maximum performance goal (we do not anticipate any payout under these awards).
The Omnibus Plan provides that, when a nonemployee director is first elected or appointed to our board of directors, the director will be awarded 4,060 shares of restricted stock. The Omnibus Plan also provides that on or about the beginning of each fiscal year, each continuing nonemployee director will be awarded shares of restricted stock (Chairman of the Board — 4,200 shares; each other director — 3,000 shares). If the board so elects, an alternative form of award with a substantially equivalent value, other than an incentive stock option, may be granted in lieu of restricted stock.
A committee of nonemployee members of our board of directors may grant awards to directors and employees. Shares issued to satisfy awards may be from authorized but unissued common stock, treasury stock, or shares purchased on the open market. Currently we issue new shares.
Awards Granted
Restricted Stock Restricted stock awards are not transferable, but bear rights of ownership including voting and dividend rights. Awards to our nonemployee directors vest annually at a rate of one-third per year, beginning one year after the grant date. However, upon the death, disability, resignation, or termination of a nonemployee director, that director’s shares become fully vested. Consequently, there is no requisite service period and the fair value of the awards is expensed on the award date. Restricted stock awarded to employees either cliff vests on the three-year anniversary of the award or vests at a rate of one-third per year. The requisite service periods are either the vesting period or the total period over which multiple-tranche awards vest. Although there are no performance requirements related to the vesting of restricted stock awarded to employees, they must be continually employed through the vesting period. We estimate the fair value of restricted stock awards to be the market price of our common stock on the award date.

		Weighted-Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested June 30, 2007	61,606	$ 11.60
Granted	28,260	11.76
Vested	(22,892)	13.22
Forfeited	(7,164)	10.57

Nonvested June 30, 2008	59,810	11.18

Restricted stock fair values on the vesting dates in fiscal 2008 and 2007 were $237,000 and $244,000, respectively.
Stock Options Stock options granted to our nonemployee directors are nonqualified and become fully vested six months after the grant date, the requisite service period. Options granted to employees vest annually at a rate of one-third per year, beginning one year after the grant date, and have a three-year requisite service period. Other than incentive stock option grants to certain executive officers prior to 1999, employees have been granted nonqualified options.
The exercise prices of our stock options are the grant-date market values of our common stock. Their fair value is estimated using the Black-Scholes valuation model. That model is used to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

		Weighted-Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term	Value
Outstanding June 30, 2007	639,892	$11.69
Exercised	(7,500)	7.62
Forfeited and cancelled	(99,660)	13.08

Outstanding June 30, 2008	532,732	11.49

Vested and expected to vest	532,732	11.49	4.0 Years	—

Exercisable	515,405	11.52	3.9 Years	—

	Options Exercised
	2008	2007
Total intrinsic value	$25,000	$86,000
Cash received	57,000	326,000
Realizable tax benefit	9,000	32,000
Performance Units Performance units awarded to employees are payable in shares of our common stock following the end of the July 1, 2006 to June 30, 2009 performance cycle based on our return on noncash assets varying from 0% to 150% of the 6.73% return on noncash assets target payout. Employees vest in the portion of units earned equal to the months employed during the cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement; otherwise, units do not vest until the end of the cycle and we do not anticipate any payout under these awards. Unit fair values are estimated based on the market price of our common stock on the award date reduced by the present value of estimated future dividends.

		Weighted-Average
	Number	Grant-Date
	Of Shares(1)	Fair Value
Outstanding June 30, 2007	137,184	$ 11.44
Forfeited	(20,414)	11.07

Outstanding June 30, 2008	116,770	11.50

Vested and expected to vest	—	—

(1)	Assuming maximum payout.

The weighted-average fair value of performance units granted in fiscal 2007 was estimated using risk-free interest rates of 4.62% and 4.77% and dividend yields of 1% and 1.3% (1.1% weighted average).
Expense Share-based compensation expense of $463,000 and $381,000 was recognized in fiscal 2008 and 2007, respectively, together with income tax benefits of $171,000 and $141,000, respectively. Unrecognized expense of $39,000 remained at June 30, 2008 to be recognized over a weighted-average period of 2.3 years. The number of stock options and performance units expected to vest in determining compensation expense to be recognized were estimated based on employment termination, option forfeiture patterns, and actual and estimated returns on noncash assets.
Note 8 — Employee Benefit Plans
Our total contributions to our 401(k) Plan, Stock Purchase Program, and Benefit Restoration Plan were $952,000 and $971,000 in fiscal 2008 and 2007, respectively.
401(k) Plan Our Employees Investment Plan is open to substantially all of our full-time employees who have completed one year of service. Eligible employees may contribute up to 25% of their annual compensation to the 401(k) Plan on a pretax basis. We, at our discretion, match 100% of employee contributions up to 5% of compensation. The 401(k) Plan allows participants to direct the investment of both employee and matching employer contributions from a variety of investment alternatives, one of which is our common stock.
Stock Purchase Program Our Stock Purchase Program (“Program”) is open to all full-time employees who have been employed at least six months, but less than one year, or who have been employed one year or more and are contributing to the 401(k) Plan. Under the Program participants may contribute either 5% or 10% of their earnings and we match 25% or 50% of each participant’s contribution depending on their length of employment and other considerations. Excluding the right to assign, alienate, pledge, or otherwise encumber their accounts, participants immediately vest in all contributions to their accounts which are invested in our common stock. The Program purchases treasury stock, if available, or unissued common stock directly from us at monthly average market prices. The shares purchased under the Program are distributed to participants annually.
Benefit Restoration Plan Our Benefit Restoration Plan (“BRP”) is a nonqualified deferred compensation plan to restore retirement benefits for a select group of our management and highly compensated employees who are eligible to make contributions to the 401(k) Plan, but whose contributions to the 401(k) Plan are reduced due to limitations imposed by the Internal Revenue Code of 1986, as amended. For any plan year, participants may elect to defer, on a pretax basis, between 1% and 10% of their annual compensation, reduced by their total contributions to the 401(k) Plan during the year. Participants may direct the investment of their contributions in various investment alternatives, including our common stock. We make quarterly matching cash contributions to the BRP on the participant’s behalf equal to 150% of the amount the participant deferred during the quarter, up to a maximum of 5% of the participant’s annual compensation. Our matching contributions are required to be invested in our common stock, or as we otherwise determine. All benefit payments from the BRP are made in cash either in a lump sum or monthly installments over a period not exceeding ten years. Our liability associated with the BRP is included in other liabilities (2008 — $505,000; 2007 — $1,023,000).
Acknowledgment and Release Agreement The officer who was the only actively employed participant in the Company’s Supplemental Executive Retirement Plan (“SERP”) when it was terminated in September 2005 entered into an Acknowledgment and Release Agreement (“Agreement”), a defined contribution agreement. The Agreement entitles the officer to (1) the funds in the rabbi trust (“Trust”) we established to set aside amounts to assist in satisfying our obligations under the SERP and (2) an additional $331,000 for each of the fiscal years 2006, 2007, and 2008 which have been accrued on our books together with interest at a rate per year equal to our cost of borrowing. Our liability under the Agreement at June 30, 2008 and 2007 was $1,893,000 and $1,587,000, respectively. The investments in the Trust included in other assets are carried at market value ($834,000 and $903,000 at June 30, 2008 and 2007, respectively). These funds, together with the $1,058,000 liability exceeding the Trust assets’ market value we contributed to the Trust in July 2008, will continue to be invested under the terms of the Trust. The officer has elected payment of his benefits in a lump sum after his termination of employment with the Company.

Note 9 — Disclosures About Segments Of Our Business And Related Information
We and our corresponding customer relationships are organized along men’s and women’s product lines. As a result we have two reportable segments: (1) men’s accessories, consisting of belts, gifts, wallets and other small leather goods, suspenders, and sporting goods; and (2) women’s accessories, consisting of belts, small leather goods, and gifts. General corporate expenses and depreciation and amortization related to assets recorded in our corporate accounting records are allocated to each segment based on the respective segment’s asset base. Management measures each segment based upon income or loss before income taxes utilizing accounting policies consistent in all material respects with those described in Note 2. No inter-segment revenue is recorded.
The following presents operating and asset information by reportable segment (in thousands).

	2008	2007
Net sales:
Men’s accessories	$118,949	$140,072
Women’s accessories	30,308	55,737

	$149,257	$195,809

Operating (loss) income: (1)
Men’s accessories (2)	$(31,652)	$5,305
Women’s accessories (3)	(13,268)	(1,370)

	(44,920)	3,935
Interest expense (4)	(1,394)	(1,226)
Other income (5)	237	550

(Loss) income before income taxes	$(46,077)	$3,259

Depreciation and amortization:
Men’s accessories	$2,234	$3,237
Women’s accessories	968	1,478

	$3,202	$4,715

Capital expenditures:
Men’s accessories	$101	$770
Women’s accessories	—	77
Corporate	493	1,357

	$594	$2,204

Total assets:
Men’s accessories	$53,730	$96,731
Women’s accessories	15,792	29,085
Corporate	9,866	14,847

	$79,388	$140,663

(1)	Operating (loss) income consists of net sales less cost of goods sold and specifically identifiable and allocated SG&A expenses.

(2)	Men’s accessories’ fiscal 2008 operating loss includes charges of $28.4 million: goodwill impairment ($16.5 million); write-down of out-of-program and slow-moving inventory ($9.6 million); intangibles impairment ($1.3 million); and restructuring ($1 million).

(3)	Women’s accessories’ fiscal 2008 operating loss includes charges of $9.2 million: write-down of out-of-program and slow-moving inventory ($9.1 million); and restructuring ($0.1 million).

(4)	Interest expense for fiscal 2008 includes $196,000 of costs related to a debt covenant waiver we received for the first quarter and $176,000 related to costs previously capitalized for the credit facility with our previous lenders.

(5)	Other income includes interest, royalty income from corporate trade names, other income not specifically identifiable with a segment and, in fiscal 2007, a $440,000 gain from the sale of a trademark.
The only customer accounting for 10% or more of our total net sales was Wal-Mart Stores, Inc. (2008 - 41%; 2007 — 45%). Our annual purchases from one supplier of finished products and leather for belt manufacturing were $27.7 million in fiscal 2008 and $41.4 million in fiscal 2007.

Our net sales, (loss) income before income taxes, property and equipment, and total assets by geographic location were (in thousands):

	2008	2007
Net sales:
United States	$137,753	$186,428
Canada	11,504	9,381

	$149,257	$195,809

(Loss) income before income taxes:
United States	$(45,403)	$2,671
Canada	(674)	588

	$(46,077)	$3,259

Property and equipment:
United States	$31,620	$38,207
Canada	779	721

	$32,399	$38,928

Total assets:
United States	$72,349	$131,518
Canada	7,039	9,145

	$79,388	$140,663

Our Canadian subsidiary is part of our men’s accessories segment. Its sales and income are converted to U.S. dollars at the average currency exchange rate for each year. Property and equipment and total assets are converted at each fiscal year end exchange rate.
Note 10 — Director Stock Deferral Plan
The 1995 Stock Deferral Plan for Non-Employee Directors (“Deferral Plan”) provides nonemployee directors with an opportunity to defer receipt of their fees until a future date determined by each director. The payment of deferred fees will ultimately be settled in shares of our common stock, or at our option, in cash based on the then current market price of our stock. Amounts deferred are credited to an account we maintain in phantom stock units which are equivalent in value to our common stock. The number of units is calculated by dividing the deferred cash amount by the average closing price of our common stock for each day of the period during which such cash amount would otherwise have been paid. We record compensation expense for the amount of the deferred fees (2008 — $0; 2007 — $27,000 for 2,482 units), dividend equivalents on the phantom stock units, and changes in the market value of our common stock (2008 — $213,000 decrease; 2007 — $66,000 increase). At June 30, 2008, there were 26,198 shares of common stock available for settlement of future deferrals.
Note 11 — Preferred Stock
Without any further action by the holders of our common stock, our board of directors is authorized to approve and determine the issuance of preferred stock, as well as the dividend rights, dividend rate, conversion or exchange rights, voting rights, rights and terms of redemption, liquidation preferences and sinking fund terms of any series of preferred stock, the number of shares constituting any series of preferred stock and the designation thereof. No shares of preferred stock have been issued. Should preferred stock be issued, the rights, preferences, and privileges of holders of our common stock would be made subject to the rights, preferences, and privileges of the preferred stock.
In October 2007, our Amended and Restated Rights Agreement expired and we effected an elimination of the Series A Junior Participating Cumulative Preferred Stock.

Note 12 — Income Taxes
Significant components of our net deferred tax assets were (in thousands):

	2008	2007
Deferred tax assets:
Inventory valuation	$7,942	$2,787
Net operating loss carryover	3,533	—
Compensation plans	1,768	1,662
Uncertain tax positions	844	—
Depreciation	816	506
Accounts receivable valuation	202	187
Other net	74	—

	15,179	5,142

Deferred tax liabilities:
Goodwill and other intangibles	—	(2,061)
Other net	—	(16)

	—	(2,077)
Valuation allowance	(15,179)	—

Net deferred tax asset	$—	$3,065

Significant components of our income tax provisions were (in thousands):

	2008	2007
Current:
Federal (benefit)	$(1,412)	$1,748
State	235	304
Foreign	300	186

	(877)	2,238

Deferred:
Federal	3,712	(850)
State	286	(63)
Uncertain tax positions	90	—

	4,088	(913)

	$3,211	$1,325

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	2008	2007
Statutory rate	(34.0)%	34.0%
Deferred tax valuation	31.2	—
Goodwill impairment	8.7	—
State and foreign taxes net of federal tax benefit	1.1	3.8
Uncertain tax positions	0.2	—
Other net	(0.2)	2.9

	7.0%	40.7%

Our $9.4 million federal income tax net operating loss carryover expires in 2028. While it is reasonably possible a current examination of state income tax returns for the fiscal years 1999 through 2003 involving uncertain tax positions could be resolved within the next twelve months through settlement or administrative proceedings, the potential impact cannot be estimated at this time. Otherwise, the majority of our state income tax returns are no longer subject to examination for years before 2003. US federal income tax returns have been examined through fiscal 2003 and Canadian income tax returns are no longer subject to examination for years before 2000.

The following presents fiscal 2008 information about our unrecognized tax benefits of uncertain tax positions (in thousands).

Unrecognized tax benefits:
July 1, 2007	$1,946
Decreases in prior years’ tax positions	(48)
Settlements	(26)
Statutes of limitations lapses	(2)

June 30, 2008	1,870
Accrued interest and penalties	1,074

Uncertain tax positions liability	$2,944

Unrecognized tax benefits affecting tax rate if recognized	$1,393
Interest and penalty expense	$221
Note 13 — (Loss) Earnings Per Share
Our basic and diluted (loss) earnings per share are computed as follows (in thousands except per share amounts):

	2008	2007
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income	$(49,288)	$1,934

Denominator:
Weighted-average shares outstanding	6,860	6,716
Contingently issuable shares	3	4

Denominator for basic (loss) earnings per share	6,863	6,720
Effect of dilutive share-based compensation	—	171

Denominator for diluted (loss) earnings per share	6,863	6,891

(Loss) earnings per common share	$(7.18)	$0.29
(Loss) earnings per common share assuming dilution	$(7.18)	$0.28
Potentially dilutive securities at June 30, 2008 consisting of 532,732 stock options (exercise prices $5.63 to $17.56 per share), 33,984 nonvested restricted stock shares not contingently issuable, and the 90,445 shares held by the Benefit Restoration Plan Trust could have had an antidilutive effect on our loss per share for fiscal 2008. Antidilutive stock options for 336,994 shares of our common stock (exercise prices $12.07 to $17.56 per share) are excluded from our earnings per share calculations in fiscal 2007.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T) — CONTROLS AND PROCEDURES
Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008 in alerting them in a timely manner to material information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission under the Exchange Act.
Management’s Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Our internal control over financial reporting is a process designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting and is an integral part of our Code of Business Conduct and Ethics which sets the tone for our directors, officers, and employees. Our internal control over financial reporting includes policies and procedures: (1) pertaining to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) providing reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our directors and management; and (3) providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
In order to assess the effectiveness of our internal control over financial reporting as of June 30, 2008 as required by Section 404 of the Sarbanes-Oxley Act of 2002, we conducted an evaluation of the effectiveness of our internal control over financial reporting under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, which included testing based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Based on that assessment, we determined that our internal control over financial reporting was effective as of June 30, 2008.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.
Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
None.

PART III
The information required by Items 10 through 14 of this Annual Report on Form 10-K is included in our definitive Proxy Statement relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference. Such information and its location in the Proxy Statement are as follows:

Caption In The
Tandy Brands Accessories, Inc.
Item	2008 Proxy Statement

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	“Proposal One: Election of Directors – Biographical and Other Information Regarding Our Nominees for Re-Election to Our Board of Directors”

“Proposal One: Election of Directors – Biographical and Other Information Regarding Our Continuing Directors”

“Executive Officers”

“Proposal One: Election of Directors – Corporate Governance Information – Code of Ethics”

“Proposal One: Election of Directors – Corporate Governance Information – Committees – Audit Committee”

“Section 16(a) Beneficial Ownership Reporting Compliance”

ITEM 11 — EXECUTIVE COMPENSATION	“Executive Compensation”

“Proposal One: Election of Directors – Director Compensation”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	“Security Ownership of Certain Beneficial Owners”

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	“Proposal One: Election of Directors – Corporate Governance Information – Review, Approval or Ratification of Transactions with Related Persons”

“Proposal One: Election of Directors – Corporate Governance Information – Director Independence”

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES	“Proposal Two: Ratification of Independent Auditor – Background”

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following financial statements are included in Item 8 of this Annual Report:
•	Consolidated Balance Sheets as of June 30, 2008 and 2007

•	Consolidated Statements of Operations for the years ended June 30, 2008 and 2007

•	Consolidated Statements of Cash Flows for the years ended June 30, 2008 and 2007

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2008 and 2007
Financial Statement Schedules
Financial statement schedules have been omitted because they either are not applicable or the required information is included in the consolidated financial statements or notes thereto.
Exhibits
The Exhibit Index immediately preceding the exhibits required to be filed with this report is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (Registrant)

/s/ J.S.B. Jenkins

J.S.B. Jenkins
President and Chief Executive Officer
Date: September 23, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ J.S.B. Jenkins J.S.B. Jenkins	Director, Chairman of the Board, President and Chief Executive Officer (principal executive officer)	September 23, 2008

/s/ W. Grady Rosier	Lead Independent Director	September 23, 2008
W. Grady Rosier

/s/ Dr. James F. Gaertner Dr. James F. Gaertner	Director	September 23, 2008

/s/ Roger R. Hemminghaus Roger R. Hemminghaus	Director	September 23, 2008

/s/ George C. Lake George C. Lake	Director	September 23, 2008

/s/ Colombe M. Nicholas Colombe M. Nicholas	Director	September 23, 2008

/s/ Gene Stallings Gene Stallings	Director	September 23, 2008

/s/ William D. Summitt William D. Summitt	Director	September 23, 2008

/s/ M.C. Mackey M.C. Mackey	Chief Financial Officer (principal financial officer and principal accounting officer)	September 23, 2008

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
(3)	Articles of Incorporation and Bylaws

	3.1 Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2 Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

	3.3 Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

	3.4 Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1 Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2 Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	0-18927	3.1

	4.3 Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/14/08	0-18927	4.3

(10)	Material Contracts

	10.1 Tandy Brands Accessories, Inc. Benefit Restoration Plan and related Trust Agreement and Amendments Nos. 1 and 2 thereto*	10-K	9/25/97	0-18927	10.14

	10.2 Amendment No. 3 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, effective as of July 1, 2003*	10-K	9/23/03	0-18927	10.32

	10.3 Succession Agreement, dated July 1, 2001, between Tandy Brands Accessories, Inc. and Chase Texas, N.A. (the Former Trustee) and Comerica Bank — Texas (the Trustee), relating to the Tandy Brands Accessories, Inc. Benefit Restoration Plan*	10-K	9/23/03	0-18927	10.34

	10.4 Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Directors*	S-1	12/17/90	33-37588	10.16

	10.5 Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Officers*	S-1	12/17/90	33-37588	10.17

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

2

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

	Incorporated by Reference
	(if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit
10.18 Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Gene Stallings*	S-8	5/15/02	33-88276	10.4

10.19 Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Roger R. Hemminghaus*	S-8	5/15/02	33-88276	10.5

10.20 Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	33-88276	10.6

10.21 Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

10.22 Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.39

10.23 Form of Employee Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.40

10.24 Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.41

10.25 Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.42

10.26 Form of Severance Agreement between Tandy Brands Accessories, Inc. and certain Executive Officers*	10-K	9/23/03	0-18927	10.33

10.27 Office Lease Agreement, dated January 31, 2004, between Koll Bren Fund VI, LP and Tandy Brands Accessories, Inc. relating to the corporate office	10-Q	2/12/04	0-18927	10.36

10.28 Acknowledgement and Release Agreement between Tandy Brands Accessories, Inc. and J.S.B. Jenkins relating to the termination of the Supplemental Executive Retirement Plan*	8-K	8/22/05	0-18927	10.45

10.29 Amendments Nos. 5-6 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-Q	5/11/06	0-18927	10.44

3

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
	10.30 Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	10-K	9/22/06	0-18927	10.35

	10.31 Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/14/08	0-18927	10.31

	10.32 Amendment No. 4 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, dated July 1, 2001*	10-Q	11/14/06	0-18927	10.37

	10.33 Form of 2006 Performance Unit Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	2/14/07	0-18927	10.37

	10.34 Amendment No. 7 to the Tandy Brands Accessories, Inc. Employees Investment Plan, effective as of January 1, 2006*	10-Q	2/14/07	0-18927	10.38

	10.35 Amendment No. 1 to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/21/07	0-18927	10.38

	10.36 Settlement Agreement by and among Tandy Brands Accessories, Inc., Golconda Capital Management, LLC, Golconda Capital Portfolio, LP and each of William D. Summitt and Jedd M. Flowers	8-K	10/29/07	0-18927	10.1

	10.37 Tandy Brands Accessories, Inc. Stock Purchase Program (As Amended And Restated Effective December 1, 2005)*	10-Q	11/19/07	0-18927	10.40

	10.38 Fiscal 2009 Compensation Summaries* **	N/A	N/A	N/A	N/A

(21)	Subsidiaries of the Registrant

	21.1 List of Subsidiaries**	N/A	N/A	N/A	N/A

(23)	Consents of Experts and Counsel

	23.1 Consent of Ernst & Young LLP**	N/A	N/A	N/A	N/A

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

	31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

4

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit
(32)	Section 1350 Certifications

	32.1 Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith

5