Form 10-Q
period 2008-09-30
TANDY BRANDS ACCESSORIES INC
filed 2008-11-10
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes                 ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class Common stock, $1.00 par value	Number of shares outstanding at November 7, 2008 6,990,821

This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements on our current expectations about future events, estimates and projections about the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified under “Risk Factors” included in our 2008 Annual Report on Form 10-K. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.
References in this Quarterly Report on Form 10-Q to “we”, “our”, “us”, or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries unless the context requires otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Operations
(in thousands except per share amounts)
(unaudited)

	Three Months Ended
	September 30
	2008	2007
Net sales	$34,617	$39,464
Cost of goods sold	22,607	26,634

Gross margin	12,010	12,830

Selling, general and administrative expenses	12,401	14,441
Depreciation and amortization	569	976

Total operating expenses	12,970	15,417

Operating loss	(960)	(2,587)

Interest expense	(148)	(280)
Other income	61	45

Loss before income taxes	(1,047)	(2,822)

Income taxes (benefit)	233	(1,087)

Net loss	$(1,280)	$(1,735)

Loss per common share	$(0.18)	$(0.25)

Loss per common share assuming dilution	$(0.18)	$(0.25)

Cash dividends declared per common share	$0.04	$0.04

Common shares outstanding	6,988	6,826

Common shares outstanding assuming dilution	6,988	6,826

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30	June 30
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$2,102	$2,855
Accounts receivable	26,411	22,147
Inventories	48,489	35,535
Other current assets	7,246	8,783

Total current assets	84,248	69,320

Property and equipment	4,911	5,382

Other assets:
Intangibles	2,986	3,069
Other assets	2,571	1,617

Total other assets	5,557	4,686

	$94,716	$79,388

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$12,498	$10,312
Accrued expenses	5,317	5,361
Note payable	15,441	363

Total current liabilities	33,256	16,036

Other liabilities:
Supplemental executive retirement obligation	1,813	1,893
Other liabilities	3,620	3,581

Total other liabilities	5,433	5,474

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	—	—
Common stock, $1.00 par value, 10,000 shares authorized, 7,048 shares and 7,049 shares issued and outstanding	7,048	7,049
Additional paid-in capital	34,819	34,840
Retained earnings	13,775	15,337
Other comprehensive income	1,435	1,666
Shares held by Benefit Restoration Plan Trust	(1,050)	(1,014)

Total stockholders’ equity	56,027	57,878

	$94,716	$79,388

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	September 30
	2008	2007
Cash used by operating activities:
Net loss	$(1,280)	$(1,735)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	577	976
Share-based compensation expense	90	234
Amortization of debt origination costs	42	35
Excess income tax benefit from stock option exercises	—	(9)
Deferred income taxes	—	(295)
Other	(270)	510

Changes in assets and liabilities:
Accounts receivable	(4,264)	(1,869)
Inventories	(12,954)	(3,699)
Other assets	1,583	588
Accounts payable	2,185	(1,126)
Accrued expenses	(29)	(1,175)

Net cash used by operating activities	(14,320)	(7,565)

Cash used for investing activities:
Purchases of property and equipment	(81)	(184)
Funding supplemental executive retirement plan trust	(1,060)	—

Net cash used for investing activities	(1,141)	(184)

Cash provided by financing activities:
Stock purchase program (withdrawals)	(89)	318
Stock options exercised	—	66
Dividends paid	(282)	(276)
Change in cash overdrafts	1	207
Net note borrowings	15,078	6,931

Net cash provided by financing activities	14,708	7,246

Net decrease in cash and cash equivalents	(753)	(503)

Cash and cash equivalents beginning of year	2,855	4,076

Cash and cash equivalents end of period	$2,102	$3,573

Supplemental cash flow information:
Interest paid	$52	$217
Income taxes paid	$121	$80
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
The preparation of our consolidated financial statements requires the use of estimates that affect the reported value of assets, liabilities, revenues, and expenses. These estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as the business and economic environment changes. Actual results may differ from these estimates under different assumptions or conditions. Such differences could have a material impact on our future financial position, results of operations, and cash flows.
The consolidated balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Historically our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Sales for the first quarter of fiscal 2009 and 2008 were not consistent with historical patterns due to the very difficult retail environment in both years, deliveries to customers shifting from the first to the second quarter this year, and curtailed replenishment orders by one of our largest customers last year. Consequently, operating results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2009.
Note 2 — Recent Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) permits choosing to measure certain financial assets and liabilities at fair value. We have not elected to measure any assets or liabilities at fair value which were not being so measured prior to our adopting SFAS 159 on July 1, 2008.
Effective July 1, 2008, we adopted the disclosure requirements of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), issued by the FASB in September 2006, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance for carrying instruments at fair value. FASB Staff Position No. 157-2 issued in February 2008 allows us to delay application of SFAS 157 for nonfinancial assets and liabilities until the first quarter of fiscal 2010.
Note 3 — Credit Arrangements
We have a $35 million credit facility for borrowings and letters of credit based on accounts receivable and inventory levels. At September 30, 2008 we had outstanding borrowings under the facility of $15.4 million bearing interest at 5.25%, outstanding letters of credit totaling $2.5 million, and $12.2 million borrowing availability. Borrowings under the facility, which are due on the facility’s expiration date in February 2010, bear interest at the lender’s prime rate plus 0.25% or LIBOR plus 2.75% as designated by the Company. The effect of a 1% increase or decrease in the interest rate on the amount borrowed at September 30, 2008 could lower or increase our annual pretax operating results by $154,000.
The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries. It requires the maintenance of a tangible net worth financial ratio which, if not met, could adversely impact our liquidity. The facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements. The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends without the lender’s approval, making certain investments in other entities, prepaying debt, and making certain property transfers.
Our Canadian subsidiary has a CAD $1 million credit facility (direct advances limited to US $830,000) secured by its cash, credit balances, and deposit instruments with interest at the lender’s prime or US base rates. There have been no borrowings under this line of credit.
We may need to request modifications to the eligible inventory and accounts receivable borrowing limitations under our credit facility for part of fiscal 2009 if our sales expectations are not met and accounts receivable are not timely collected due to customers conserving their cash by delaying payments to us. Before the end of fiscal 2009, we also may have to request a waiver of the credit agreement tangible net worth financial ratio covenant if we incur more than a minimal net loss for the fiscal year.
Note 4 — Business Segments And Related Information
We sell our products through all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, automobile and tire stores, and the retail exchange operations of the United States military. We and our corresponding customer relationships are organized along men’s and women’s product lines. As a result we have two reportable segments: (1) men’s accessories, consisting of belts, gifts, wallets and other small leather goods, suspenders, and sporting goods; and (2) women’s accessories, consisting of belts, small leather goods, and gifts. General corporate expenses and depreciation and amortization related to assets recorded in our corporate accounting records are allocated to each segment based on the respective segment’s asset base. Management measures each segment based upon income or loss before income taxes utilizing accounting policies consistent in all material respects with those described in Note 2 of the notes to consolidated financial statements included in our 2008 Annual Report of Form 10-K filed with the Securities and Exchange Commission. No inter-segment revenue is recorded.
The following presents operating and asset information by reportable segment (in thousands).

	Three Months Ended
	September 30
	2008	2007
Net sales:
Men’s accessories	$26,405	$30,212
Women’s accessories	8,212	9,252

	$34,617	$39,464

Operating loss: (1)
Men’s accessories	$(873)	$(2,033)
Women’s accessories	(87)	(554)

	(960)	(2,587)
Interest expense	(148)	(280)
Other income	61	45

Loss before income taxes	$(1,047)	$(2,822)

Depreciation and amortization:
Men’s accessories	$376	$707
Women’s accessories	193	269

	$569	$976

Capital expenditures:
Men’s accessories	$48	$33
Women’s accessories	—	—
Corporate	33	151

	$81	$184

(1)	Operating loss consists of net sales less cost of goods sold and specifically identifiable and allocated selling, general and administrative expenses.

Note 5 — Fair Value Measurements
The only account we measure at fair value is the rabbi trust established to set aside amounts to assist in satisfying our supplemental executive retirement obligation. The trust’s assets (September 30, 2008 — $1.8 million) are measured at their quoted prices in active markets (Level 1 of the SFAS 157 fair value hierarchy).
Note 6 — Income Taxes
The approximately $500,000 fiscal 2009 deferred tax benefit of our pretax loss was offset by a valuation allowance provision as our operating results over the past three years and projections of future operating results do not currently indicate it is more likely than not the deferred tax benefits will ultimately be realized. The $233,000 income tax provision in the current quarter relates to the earnings of our Canadian subsidiary ($140,000) and taxes, interest, and penalties for uncertain tax positions ($93,000). No deferred tax valuation allowance provision was recognized in the first quarter of fiscal 2008 and the tax benefit of the pretax loss was reduced $38,000, net of income taxes, for interest on unrecognized tax benefits of uncertain tax positions.
Note 7 — Comprehensive Loss
The following presents the components of comprehensive loss (in thousands).

	Three Months Ended
	September 30
	2008	2007
Net loss	$(1,280)	$(1,735)
Currency translation adjustments	(231)	528

Comprehensive loss	$(1,511)	$(1,207)

Note 8 — Earnings Per Share
The following presents the computation of basic and diluted earnings per share (in thousands except per share amounts).

	Three Months Ended
	September 30
	2008	2007
Numerator for basic and diluted earnings per share:
Net loss	$(1,280)	$(1,735)

Denominator:
Weighted-average shares outstanding	6,986	6,822
Contingently issuable shares	2	4

Denominator for basic and diluted earnings per share	6,988	6,826

Loss per common share	$(0.18)	$(0.25)

Loss per common share assuming dilution	$(0.18)	$(0.25)

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 should be read in the context of the information included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report, including our consolidated financial statements and accompanying notes in Item 1 of this Quarterly Report.
BUSINESS
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
FISCAL 2009 COMPARED TO FISCAL 2008
Net Sales And Gross Margin
The following presents sales and gross margin data for our reportable segments (in thousands).

	Three Months Ended
	September 30
	2008	2007
Net sales:
Men’s accessories	$26,405	$30,212
Women’s accessories	8,212	9,252

	$34,617	$39,464

Gross margin:
Men’s accessories	$8,919	$9,309
Women’s accessories	3,091	3,521

	$12,010	$12,830

Gross margin percent of sales:
Men’s accessories	33.8%	30.8%
Women’s accessories	37.6	38.1
Total	34.7	32.5
Net sales for the first quarter (2009 — $34.6 million; 2008 — $39.5 million) were lower this year (men’s accessories — $3.8 million; women’s accessories — $1.0 million) as the difficult retail environment, which began to affect our sales over a year ago, accelerated its decline and some deliveries of belts and small leather goods to customers shifted from the first to the second quarter this year. Approximately $3.4 million of the men’s accessories sales decline was partly offset by lower discounts and allowances for returns primarily for our gift products. The first quarter last year included more than $2.5 million in men’s belt and small leather goods sales to two customers as part of their closeout programs as they shifted to new private labels, one of which we replaced with a new program.
Our overall gross margin percentage of net sales (2009 — 34.7%; 2008 — 32.5%) in the current year included a 1.9 percentage point benefit from sales of out-of-program inventory at prices exceeding the inventory’s previously reduced carrying value; however, a significant portion of the benefit was offset by repackaging costs included in selling, general and administrative expenses. The men’s accessories 2009 margin percentage was 3.0 percentage points higher than the margin in the prior year which was depressed primarily by clearance sales of belts and small leather goods. The margin percentage for men’s accessories products, other than gifts, improved 4.4 percentage points primarily due to lower product costs from overseas suppliers and 1.5 percentage points from out-of-program inventory sales. Increased costs together with lower discounts and allowances compared to last year reduced the men’s gift accessories margins by 9.7 percentage points which was offset by 3.1 percentage points from out-of-program inventory sales. A 3.2 percentage point lower women’s accessories 2009 margin resulting from increased costs was largely mitigated by sales of out-of-program inventory.
Expenses And Taxes
The following presents expense data by reportable segment (in thousands).

	Three Months Ended
	September 30
	2008	2007
Selling, general and administrative expenses:
Men’s accessories	$9,416	$10,635
Women’s accessories	2,985	3,806

	$12,401	$14,441

Depreciation and amortization:
Men’s accessories	$376	$707
Women’s accessories	193	269

	$569	$976

Interest expense	$148	$280

Income taxes (benefit)	$233	$(1,087)

Selling, general and administrative expenses (“SG&A”) in the first quarter of fiscal 2009 were more than $2 million less than the prior year. The major changes were derived from reduced distribution costs ($873,000), including closing our men’s accessories distribution facility in West Bend, Wisconsin, lower employment expenses ($826,000) resulting from workforce reductions, and fewer costs being incurred for product samples, advertising and travel (each in the $100,000 to $150,000 range). Other cost saving initiatives were offset by increases in such things as professional services and recruiting.
Depreciation and amortization (2009 — $569,000; 2008 — $976,000) was lower this year primarily as the result of equipment and software reaching the end of their estimated depreciable lives and a $158,000 reduction attributable to last year’s closing of the West Bend facility and writing off customer lists.
Interest expense in the first quarter of fiscal 2009 was 47% less than our debt costs in the same quarter of fiscal 2008 as both our borrowings and the interest rates were lower in the current year.
Information about our fiscal 2009 income tax provision and the tax benefit recognized in fiscal 2008 is incorporated herein by reference to Note 6 of the notes to consolidated financial statements in Item 1 of this Quarterly Report.
SEASONALITY
Historically our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Sales for the first quarter of fiscal 2009 and 2008 were not consistent with historical patterns due to the very difficult retail environment in both years, deliveries to customers shifting from the first to the second quarter this year, and curtailed replenishment orders by one of our largest customers last year.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity, which we believe will provide adequate financial resources for our foreseeable working capital needs, are cash flows from operating activities and our credit facilities ($12.2 million borrowing availability at September 30, 2008). Historically our first quarter operating activities result in net cash outflows due to procurement of holiday inventory shipped in the second quarter. Information about our credit facilities is incorporated herein by reference to Note 3 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report.

Operating cash flows for the first quarter of both fiscal years were negative (2009 — $14.3 million; 2008 — $7.6 million) as inventories increased (2009 — $13.0 million; 2008 — $3.7 million) in advance of shipments in the second quarter and accounts receivable increased (2009 — $4.3 million; 2008 — $1.9 million) from sales in the latter part of the first quarter which are not collected until later in the year. The larger increase in inventories compared to last year was primarily the result of deliveries to customers shifting from the first to the second quarter (including an approximately $4 million first-time sale of gift products to one of our largest customers) and approximately $3 million of the early procurement occurring before the beginning of fiscal 2008. Seasonal borrowings funded a substantial part of the operating cash outflows in both years together with a $2.2 million increase in accounts payable this year and the receipt of a $1.2 million tax refund included in other current assets at June 30, 2008.
Investing activities included nominal amounts of capital expenditures in the first quarter of both years and $1.1 million funding in fiscal 2009 of the rabbi trust established to set aside amounts to assist in satisfying our supplemental executive retirement obligation. Financing activities included the payment of dividends (2009 — $282,000; 2008 — $276,000) and stock purchase program transactions (2009 — $89,000 net cash distributions in lieu of issuing shares as the result of the program being suspended; 2008 — $318,000 net contributions).
During fiscal 2009 we declared the following cash dividend:

Declaration Date	Record Date	Payable Date	Per Share
August 19, 2008	September 30, 2008	October 17, 2008	$0.04
Our board of directors has deferred consideration of declaring a quarterly dividend for payment in January 2009.
CRITICAL ACCOUNTING POLICIES
There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008.
ITEM 4T — CONTROLS AND PROCEDURES
Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008 in alerting them in a timely manner to material information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.
Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our Principal Accounting Officer and Controller accepted a position with another company and resigned effective August 5, 2008. Our Chief Financial Officer assumed the Principal Accounting Officer responsibilities.
PART II — OTHER INFORMATION
ITEM 1A — RISK FACTORS
In addition to the information in this Quarterly Report on Form 10-Q, consideration should be given to the risk factors in Part I, “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008 which could materially and adversely affect our business, results of operations, and financial condition. There have been no significant changes in the risk factors disclosed in that Annual Report on Form 10-K.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases Of Equity Securities
The following provides information about repurchases of shares of common stock made by us during the quarter ended September 30, 2008. Of the total shares purchased, 8,031 were withheld from employees’ restricted stock awards for employment taxes due when the stock vested. The remaining shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan.

			Total Number Of	Maximum Number
	Total		Shares Purchased	Of Shares That May
	Number	Average	As Part Of Publicly	Yet Be Purchased As
	Of Shares	Price Paid	Announced Plans	Part Of The Plans
Period	Purchased	Per Share	Or Programs	Or Programs
July 1, 2008 to July 31, 2008	5,383	$5.50	N/A	N/A
August 1, 2008 to August 31, 2008	702	5.71	N/A	N/A
September 1, 2008 to September 30, 2008	8,414	5.20	N/A	N/A
Total	14,499	5.34	N/A	N/A
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our 2008 Annual Meeting of Stockholders on October 30, 2008, our stockholders voted on proposals to (1) elect two directors to our board of directors, and (2) ratify the appointment of Ernst & Young LLP as our independent auditor for fiscal 2009. NSL Capital Management, LLC (“NSL”) initiated a proxy contest and solicited proxies from our stockholders to elect Nicholas S. Levis and Evan Kagan to our board of directors instead of our Company’s nominees. No representatives of NSL attended the Annual Meeting and, as a result, no proxies for NSL’s nominees were voted.
Mr. J.S.B. Jenkins and Mr. George C. Lake were re-elected to our board of directors to serve until the 2009 annual meeting of stockholders, or until their successors are elected and qualified. The number of votes cast for and withheld for each nominee was as follows:

Nominee	For	Withheld
J.S.B. Jenkins	3,740,711	1,417,257
George C. Lake	5,052,948	105,020
Votes on the proposal to ratify the appointment of Ernst & Young LLP as our independent auditor for fiscal 2009 were as follows:

For 5,136,485	Against 15,014	Abstain 6,469
Continuing members of our board of directors are: Dr. James F. Gaertner, Roger R. Hemminghaus, and Gene Stallings having terms expiring in 2009; and Colombe M. Nicholas, W. Grady Rosier, and William D. Summitt having terms expiring in 2010.
Following the Annual Meeting, our directors increased the size of our board of directors from eight to nine members and appointed Mr. N. Roderick McGeachy, III, our President and Chief Executive Officer, as a director to serve until the 2009 annual meeting of stockholders, or until his successor is elected and qualified.
ITEM 6 — EXHIBITS
The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC.
(Registrant)

November 10, 2008	/s/ N. Roderick McGeachy, III
N. Roderick McGeachy, III
President and Chief Executive Officer
(principal executive officer)

/s/ M.C. Mackey
M.C. Mackey
Chief Financial Officer
(principal financial officer and principal accounting officer)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)
Exhibit Number and Description			Form	Date	File No.	Exhibit
(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	01-18927	3.1

	4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/14/08	0-18927	4.3

(10)	Material Contracts

	10.1	Employment Agreement by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III effective as of October 1, 2008* **	N/A	N/A	N/A	N/A

	10.2	Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan with N. Roderick McGeachy, III dated October 1, 2008* **	N/A	N/A	N/A	N/A

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
Exhibit Number and Description			Form	Date	File No.	Exhibit
(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith