Form 10-Q
period 2008-12-31
TANDY BRANDS ACCESSORIES INC
filed 2009-02-04
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2008
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
☑Yes      ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes      ☑No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of shares outstanding
Class	at February 3, 2009
Common stock, $1.00 par value	6,990,380

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements	4 - 9

Item 2 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	10-13

Item 4T Controls And Procedures	13

PART II — OTHER INFORMATION

Item 1A Risk Factors	13-14

Item 2 Unregistered Sales Of Equity Securities And Use Of Proceeds	14

Item 4 Submission Of Matters To A Vote Of Security Holders	14

Item 6 Exhibits	14

SIGNATURES	15
EX-10.1
EX-10.2
EX-10.3
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32.1

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries unless the context requires otherwise.
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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Operations
(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2008	2007	2008	2007
Net sales	$42,944	$49,617	$77,561	$89,081

Cost of goods sold	27,183	32,538	49,790	59,172
Inventory write-down	—	18,725	—	18,725

	27,183	51,263	49,790	77,897

Gross margin (loss)	15,761	(1,646)	27,771	11,184

Selling, general and administrative expenses	14,047	16,401	26,448	30,842
Depreciation and amortization	474	919	1,043	1,895
Goodwill and other intangibles impairment	—	17,774	—	17,774

Total operating expenses	14,521	35,094	27,491	50,511

Operating income (loss)	1,240	(36,740)	280	(39,327)

Interest expense	(220)	(830)	(368)	(1,110)
Other income	44	4	105	49

Income (loss) before income taxes	1,064	(37,566)	17	(40,388)

Income taxes	112	3,124	345	2,038

Net income (loss)	$952	$(40,690)	$(328)	$(42,426)

Earnings (loss) per common share	$0.14	$(5.94)	$(0.05)	$(6.20)

Earnings (loss) per common share assuming dilution	$0.14	$(5.94)	$(0.05)	$(6.20)

Cash dividends declared per common share	$—	$0.04	$0.04	$0.08

Common shares outstanding	6,934	6,855	6,961	6,841

Common shares outstanding assuming dilution	7,040	6,855	6,961	6,841
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands)

	December 31	June 30
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$3,577	$2,855
Accounts receivable	24,634	22,147
Inventories	38,625	35,535
Other current assets	6,641	8,783

Total current assets	73,477	69,320

Property and equipment	4,577	5,382

Other assets:
Intangibles	2,904	3,069
Other assets	2,340	1,617

Total other assets	5,244	4,686

	$83,298	$79,388

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$9,479	$10,312
Accrued expenses	4,332	5,361
Note payable	8,422	363

Total current liabilities	22,233	16,036

Other liabilities:
Supplemental executive retirement obligation	1,671	1,893
Other liabilities	3,276	3,581

Total other liabilities	4,947	5,474

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	—	—
Common stock, $1.00 par value, 10,000 shares authorized, 7,037 shares and 7,049 shares issued and outstanding	7,037	7,049
Additional paid-in capital	34,782	34,840
Retained earnings	14,728	15,337
Other comprehensive income	663	1,666
Shares held by Benefit Restoration Plan Trust	(1,092)	(1,014)

Total stockholders’ equity	56,118	57,878

	$83,298	$79,388

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Cash Flows
(in thousands)

	Six Months Ended
	December 31
	2008	2007
Cash flows (used) provided by operating activities:
Net loss	$(328)	$(42,426)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Inventory write-down	—	18,725
Goodwill and other intangibles impairment	—	17,774
Doubtful accounts receivable provision	1,117	—
Depreciation and amortization	1,056	1,898
Stock compensation expense	28	240
Amortization of debt costs	90	237
Deferred income taxes	—	3,065
Other	(959)	602
Changes in assets and liabilities:
Accounts receivable	(3,604)	4,689
Inventories	(3,090)	4,198
Other assets	2,178	(614)
Accounts payable	(229)	(4,894)
Accrued expenses	(1,004)	(178)

Net cash (used) provided by operating activities	(4,745)	3,316

Cash flows used for investing activities:
Purchases of equipment	(219)	(302)
Funding supplemental executive retirement plan trust	(1,060)	—

Net cash used for investing activities	(1,279)	(302)

Cash flows provided by financing activities:
Stock purchase program (withdrawals)	(145)	520
Stock options exercised	—	66
Dividends paid	(564)	(553)
Change in cash overdrafts	(604)	(175)
Net note borrowings	8,059	2,931

Net cash provided by financing activities	6,746	2,789

Net increase in cash and cash equivalents	722	5,803

Cash and cash equivalents beginning of year	2,855	4,076

Cash and cash equivalents end of period	$3,577	$9,879

Supplemental cash flow information:
Interest paid	$158	$567
Income taxes paid	$238	$178
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Principles
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals and a fiscal 2009 second quarter $1.1 million provision for doubtful accounts receivable) considered necessary for a fair presentation have been included. During the quarter ended December 31, 2007 we recorded noncash charges ($18.7 million inventory write-down, $16.5 million goodwill impairment, and $1.3 million intangibles impairment) and restructuring charges of $438,000 included in selling, general and administrative expenses.
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
Historically our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. However, sales for the first and second quarters of fiscal 2009 and 2008 were not consistent with historical patterns due to the very difficult retail environment in both years, deliveries to customers shifting from the first to the second quarter of fiscal 2009, and curtailed replenishment orders by one of our largest customers in fiscal 2008. Consequently, operating results for the three- and six-month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2009.
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
Effective July 1, 2008, we adopted the disclosure requirements of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) issued by the FASB in September 2006, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance for carrying instruments at fair value. FASB Staff Position No. 157-2 issued in February 2008 allows us to delay application of SFAS 157 for nonfinancial assets and liabilities until the first quarter of fiscal 2010.
Note 3 — Business Segments And Related Information
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
The following presents operating and asset information by reportable segment (in thousands).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2008	2007	2008	2007
Net sales:
Men’s accessories	$34,440	$39,908	$60,845	$70,120
Women’s accessories	8,504	9,709	16,716	18,961

	$42,944	$49,617	$77,561	$89,081

Operating income (loss): (1)
Men’s accessories (2)	$1,334	$(27,203)	$461	$(29,236)
Women’s accessories (3)	(94)	(9,537)	(181)	(10,091)

	1,240	(36,740)	280	(39,327)
Interest expense (4)	(220)	(830)	(368)	(1,110)
Other income	44	4	105	49

Income (loss) before income taxes	$1,064	$(37,566)	$17	$(40,388)

Depreciation and amortization:
Men’s accessories	$301	$666	$677	$1,373
Women’s accessories	173	253	366	522

	$474	$919	$1,043	$1,895

Capital expenditures:
Men’s accessories	$21	$33	$69	$66
Corporate	117	85	150	236

	$138	$118	$219	$302

(1)	Operating income (loss) consists of net sales less cost of goods sold and specifically identifiable and allocated selling, general and administrative expenses.

(2)	Men’s accessories’ fiscal 2008 operating loss includes charges of $27.4 million: goodwill impairment ($16.5 million); write-down of out-of-program and slow-moving inventory ($9.6 million); and intangibles impairment ($1.3 million).

(3)	Women’s accessories’ fiscal 2008 operating loss includes a $9.1 million write-down of out-of-program and slow-moving inventory.

(4)	Interest expense for fiscal 2008 includes $196,000 of costs related to a debt covenant waiver we received for the first quarter and $176,000 related to costs previously capitalized for the credit facility with our previous lenders.
Note 4 — Income Taxes
The fiscal 2009 income tax provisions relate to earnings of our Canadian subsidiary (second quarter - $49,000; six months — $189,000) and taxes, interest, and penalties for uncertain tax positions (second quarter — $63,000; six months — $156,000). Income tax expense of approximately $300,000 for the fiscal 2009 second quarter was offset by an operating loss carryforward. The approximately $200,000 deferred tax benefit of our domestic pretax loss for the six-month period was offset by a valuation allowance provision as our operating results over the past three years and projections of future operating results do not currently indicate it is more likely than not the deferred tax benefits will ultimately be realized.
The fiscal 2008 six-month tax provision includes an $8.2 million deferred tax benefit, a $1.4 million estimated net operating loss carryback, and a $1.0 million estimated net operating loss carryforward, reduced by a $12.3 million deferred tax valuation allowance. It also includes $129,000 of taxes, interest, and penalties for uncertain tax positions.
Note 5 — Credit Arrangements
We have a $35 million credit facility for borrowings and letters of credit based on accounts receivable and inventory levels. At December 31, 2008 we had outstanding borrowings under the facility of $8.4 million bearing interest at 3.5%, outstanding letters of credit totaling $1.2 million, and $23.6 million borrowing availability. Borrowings under the facility, which are due on the facility’s expiration date in February 2010, bear interest at the lender’s prime rate plus 0.25% or LIBOR plus 2.75% as designated by the Company. The effect of a 1% increase or decrease in the interest rate on the amount borrowed at December 31, 2008 could lower or increase our annual pretax operating results by $84,000.
The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries. It requires the maintenance of a tangible net worth financial ratio as of the end of each fiscal quarter which, if not met, could adversely impact our liquidity. The facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements. The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying debt, and making certain property transfers.
We were in compliance with the credit agreement tangible net worth financial ratio covenant at December 31, 2008, but we currently expect a waiver or modification of the covenant will be necessary at March 31, 2009 as we will not be in compliance with the covenant if we incur more than a minimal net loss in the third quarter of fiscal 2009. We cannot be assured the lender will agree to any waiver or modification, or that the terms will be acceptable. If we cannot obtain a waiver or modification, our borrowing capacity and liquidity could be negatively impacted.
Our Canadian subsidiary has a CAD $1 million credit facility (direct advances limited to US $830,000) secured by its cash, credit balances, and deposit instruments with interest at the lender’s prime or US base rates. There have been no borrowings under this line of credit.
Note 6 — Fair Value Measurements
The only account we measure at fair value is the rabbi trust established to set aside amounts to assist in satisfying our supplemental executive retirement obligation. The trust’s assets (December 31, 2008 — $1.7 million) are measured at their quoted prices in active markets (Level 1 of the SFAS 157 fair value hierarchy).
Note 7 — Comprehensive Income
The following presents the components of comprehensive income (loss) (in thousands).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2008	2007	2008	2007
Net income (loss)	$952	$(40,690)	$(328)	$(42,426)
Currency translation adjustments	(772)	50	(1,003)	578

Comprehensive income (loss)	$180	$(40,640)	$(1,331)	$(41,848)

Note 8 — Earnings Per Share
The following presents the computation of basic and diluted earnings (loss) per share (in thousands except per share amounts).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Net income (loss)	$952	$(40,690)	$(328)	$(42,426)

Denominators:
Weighted-average shares outstanding	6,931	6,851	6,958	6,837
Contingently issuable shares	3	4	3	4

Denominator for basic earnings per share	6,934	6,855	6,961	6,841

Effect of dilutive share-based compensation	106	—	—	—

Denominator for diluted earnings per share	7,040	6,855	6,961	6,841

Earnings (loss) per common share	$0.14	$(5.94)	$(0.05)	$(6.20)
Earnings (loss) per common share assuming dilution	$0.14	$(5.94)	$(0.05)	$(6.20)

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
The overall negative retail environment and general economic conditions which the global economy began to experience over a year ago have continued to worsen, and there seems to be little consensus on when there will be a turnaround. Like most companies in the retail industry, our net sales, and resulting profitability, have been severely impacted beginning in fiscal 2008 and, across the board, our customers have indicated they are taking a very conservative approach toward replenishing inventory in this environment. We are making the necessary adjustments internally to respond to these measures, and we continue to work closely with our retail partners to develop products and programs to help them through these difficult times.
Our operating results for the first half of fiscal 2009 were not only affected by lower net sales, but also the need to recognize that $1.1 million of accounts receivable may not be collectible due to bankruptcy filings by several of our customers. These customers accounted for approximately 1.9% to 2.8% of our net sales in fiscal 2008 and each of the first two quarters of fiscal 2009. Additional future charges may be required if we determine there is no current market for customer-specific and odd-lot inventories.
We have identified more than $3 million in potential annualized savings resulting from an organizational restructuring plan we announced on January 20, 2009. The plan is designed to focus our product development efforts, build critical capabilities, increase flexibility to better serve our retail partners’ needs, and reduce operating expenses as a first step in stabilizing our platform to position us for profitable growth in the future. We estimate the pretax termination charges in the third quarter of fiscal 2009 relating to an approximately 17% salaried employee headcount reduction in connection with the organizational restructuring will be between $550,000 and $650,000.

FISCAL 2009 COMPARED TO FISCAL 2008
Net Sales And Gross Margin
The following presents sales and gross margin data for our reportable segments (in thousands of dollars).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2008	2007	2008	2007
Net sales:
Men’s accessories	$34,440	$39,908	$60,845	$70,120
Women’s accessories	8,504	9,709	16,716	18,961

	$42,944	$49,617	$77,561	$89,081

Gross margin (loss):
Men’s accessories	$12,792	$3,734	$21,711	$13,043
Women’s accessories	2,969	(5,380)	6,060	(1,859)

	$15,761	$(1,646)	$27,771	$11,184

Gross margin percent of sales:
Men’s accessories	37.1%	9.4%	35.7%	18.6%
Women’s accessories	34.9	(55.4)	36.3	(9.8)
Total	36.7	(3.3)	35.8	12.6
Net sales were lower this year (quarter — $6.7 million; six months — $11.5 million) as the difficult retail environment, which began to affect our sales over a year ago, accelerated its decline. Approximately $4.5 million and $6.6 million of the men’s accessories sales declines in the second quarter and first half of fiscal 2009, respectively, were partly offset by lower discounts and allowances for returns primarily for our gift products. The first half of fiscal 2008 included more than $2.5 million in men’s belt and small leather goods sales to two customers as part of their closeout programs as they shifted to new private labels, one of which we replaced with a new program.
Our overall gross margin percentages of net sales in the current year (quarter — 36.7%; six months - 35.8%) included benefits of approximately 1.8 percentage points from sales of out-of-program inventory at prices exceeding the inventory’s previously reduced carrying value. The fiscal 2008 overall margin percentages for the quarter and six months were impacted 37.7 and 21.0 percentage points, respectively, by an inventory write-down. For men’s accessories products, other than gifts, the fiscal 2009 six-month margin percentage improved 5.0 percentage points over the prior year. This improvement included a 1.4 percentage point benefit from sales of inventory having reduced carrying values and lower product costs from overseas suppliers. Increased costs together with lower discounts and allowances compared to last year reduced the men’s gift accessories 2009 six-month margin by 2.6 percentage points. This margin reduction was offset by 2.3 percentage points from out-of-program inventory sales. Similarly, the 4.5 percentage point decrease in women’s accessories 2009 six-month margin resulting from increased costs was mitigated by 2.7 percentage points from sales of out-of-program inventory.
Expenses And Taxes
The following presents expense data by reportable segment (in thousands).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2008	2007	2008	2007
Selling, general and administrative expenses:
Men’s accessories	$11,157	$12,497	$20,573	$23,132
Women’s accessories	2,890	3,904	5,875	7,710

	$14,047	$16,401	$26,448	$30,842

Depreciation and amortization:
Men’s accessories	$301	$666	$677	$1,373
Women’s accessories	173	253	366	522

	$474	$919	$1,043	$1,895

Interest expense	$220	$830	$368	$1,110

Selling, general and administrative (“SG&A”) expenses in the second quarter of fiscal 2009 included a $1.1 million provision for doubtful accounts receivable and in the second quarter last year they included restructuring charges totaling $438,000. Other SG&A expenses, including lower selling and marketing costs, in fiscal 2009 were more than $2.3 million and $4.4 million less than the second quarter and six-month periods of the prior year, respectively. The major fiscal 2009 SG&A reductions compared to fiscal 2008 were derived from lower employment expenses (quarter — $1.1 million; six months — $1.9 million) resulting from workforce reductions and reduced distribution costs (quarter — $304,000; six months — $1.2 million) including closing our men’s accessories distribution facility in West Bend, Wisconsin in the second half of fiscal 2008.
Depreciation and amortization was lower this year primarily as the result of equipment and software reaching the end of their estimated depreciable lives and a $158,000 reduction in each quarter attributable to last year’s closing of the West Bend facility and writing off customer lists.
Interest expense in fiscal 2009 was more than 50% less than the expense in the same periods of fiscal 2008 as both our borrowings and the interest rates were lower in the current year. The fiscal 2008 second quarter includes $196,000 of costs related to a debt covenant waiver we received for the first quarter and $176,000 related to costs previously capitalized for the credit facility with our previous lenders.
Information about our income taxes is incorporated herein by reference to Note 4 of the notes to consolidated financial statements in Item 1 of this Quarterly Report.
SEASONALITY
Historically our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. However, sales for the first and second quarters of fiscal 2009 and 2008 were not consistent with historical patterns due to the very difficult retail environment in both years, deliveries to customers shifting from the first to the second quarter of fiscal 2009, and curtailed replenishment orders by one of our largest customers in fiscal 2008.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity have been cash flows from operating activities and our credit facilities ($24.4 million borrowing availability at December 31, 2008). Historically our first quarter operating activities result in net cash outflows due to procurement of holiday inventory shipped in the second quarter (fiscal 2009 — $14.3 million; fiscal 2008 — $7.6 million). We believe these liquidity sources will provide adequate financial resources for our foreseeable working capital needs; however, while we were in compliance with the tangible net worth financial ratio covenant of our credit agreement at December 31, 2008, we currently expect a waiver or modification of the covenant will be necessary at March 31, 2009 as we will not be in compliance with the covenant if we incur more than a minimal net loss in the third quarter of fiscal 2009. If we cannot obtain a waiver or modification, our borrowing capacity and liquidity could be negatively impacted. Information about our credit facilities is incorporated herein by reference to Note 5 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report.
Operating cash flows for the first half of fiscal 2009 were a negative $4.7 million as accounts receivable, exclusive of the provision for doubtful accounts, increased $3.6 million and inventories increased $3.1 million from their levels at June 30, 2008. The increase in receivables was primarily due to deliveries to customers shifting from the first to the second quarter while, in the first half of fiscal 2008, more products were shipped and the receivables collected. Inventories did not decline in fiscal 2009 due to lower than anticipated sales. In fiscal 2008, more inventory was shipped, but later returns exceeded estimates. Part of the fiscal 2009 increases was offset by a $1.2 million tax refund included in other current assets at June 30, 2008.
Investing activities included nominal amounts of capital expenditures in the first half of both years and $1.1 million funding in fiscal 2009 of the rabbi trust established to set aside amounts to assist in satisfying our supplemental executive retirement obligation. Financing activities included the payment of dividends (2009 — $564,000; 2008 — $553,000) and stock purchase program transactions (2009 — $145,000 net cash distributions in lieu of issuing shares as the result of the program being suspended; 2008 — $520,000 net contributions). Seasonal borrowings funded the fiscal 2009 cash outflows while fiscal 2008 net borrowings were lower due to the $6.1 million in outstanding loans at June 30, 2007.

In light of the ongoing decline in economic conditions, we suspended the payment of quarterly dividends in December 2008 in an effort to preserve capital and enhance our financial flexibility for investing in key growth initiatives as we implement our organizational restructuring plan. The dividend suspension will be reassessed on an ongoing basis. During fiscal 2009 we declared the following cash dividend:

Declaration Date	Record Date	Payable Date	Per Share
August 19, 2008	September 30, 2008	October 17, 2008	$0.04
CRITICAL ACCOUNTING POLICIES
There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008.
ITEM 4T — CONTROLS AND PROCEDURES
Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008 in alerting them in a timely manner to material information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.
Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A — RISK FACTORS
In addition to the information in this Quarterly Report on Form 10-Q, consideration should be given to the risk factors in Part I, “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008 which could materially and adversely affect our business, results of operations, and financial condition. There have been no significant changes in the risk factors disclosed in our 2008 Annual Report on Form 10-K, other than the updates set forth below.
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
The current volatility and disruption in the capital and credit markets have reached unprecedented levels and are having a significantly adverse impact on global economic conditions resulting in significant recessionary pressures and declines in consumer confidence and economic growth. The economic crisis has had and may continue to have a negative impact on our business which could result in:
•	reduced consumer spending and demand for our products;

•	increased consolidation in the retail industry;

•	increased price competition for our products;

•	increased risk of unsaleable inventories; and

•	increased risk in the collectibility of accounts receivable from our customers.
These potential effects are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing effects could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect the market price of our common stock.

We extend unsecured credit to our customers and are subject to potential financial difficulties they may face.
We extend credit to our department and retail store customers based on an evaluation of their financial condition and generally do not require collateral from our customers. If a customer experiences financial difficulties, we may need to curtail our sales to that customer or be subject to increased risk of nonpayment. This risk increases if distressed customers are forced to file for bankruptcy. If we are unable to collect our accounts receivable from a financially distressed or bankrupt customer, our operating results would be negatively impacted.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases Of Equity Securities
The following provides information about repurchases of shares of common stock made by us during the quarter ended December 31, 2008. Of the total shares purchased, 441 were withheld from employees’ restricted stock awards for employment taxes due when the stock vested. The remaining shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan.

			Total Number Of	Maximum Number
	Total		Shares Purchased	Of Shares That May
	Number	Average	As Part Of Publicly	Yet Be Purchased As
	Of Shares	Price Paid	Announced Plans	Part Of The Plans
Period	Purchased	Per Share	Or Programs	Or Programs
October 1, 2008 to October 31, 2008	6,913	$3.89	N/A	N/A
November 1, 2008 to November 30, 2008	4,476	2.45	N/A	N/A
December 1, 2008 to December 31, 2008	2,619	1.93	N/A	N/A
Total	14,008	3.07	N/A	N/A
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our 2008 Annual Meeting of Stockholders on October 30, 2008, our stockholders voted on proposals to (1) elect two directors to our board of directors, and (2) ratify the appointment of Ernst & Young LLP as our independent auditor for fiscal 2009. NSL Capital Management, LLC (“NSL”) initiated a proxy contest and solicited proxies from our stockholders to elect Nicholas S. Levis and Evan Kagan to our board of directors instead of our Company’s nominees. No representatives of NSL attended the Annual Meeting and, as a result, NSL did not present its nominees for election and no proxies for NSL’s nominees were voted.
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
Following the Annual Meeting, Dr. James F. Gaertner, Roger R. Hemminghaus, Gene Stallings, and newly-appointed N. Roderick McGeachy, III, having terms expiring in 2009, and Colombe M. Nicholas, W. Grady Rosier, and William D. Summitt, having terms expiring in 2010, continued as members of our board.
ITEM 6 — EXHIBITS
The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (Registrant)

February 4, 2009	/s/ N. Roderick McGeachy, III N. Roderick McGeachy, III
President and Chief Executive Officer (principal executive officer)

/s/ M.C. Mackey M.C. Mackey
Chief Financial Officer
(principal financial officer and
principal accounting officer)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

	Incorporated by Reference
	(if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit
(3) Articles of Incorporation and Bylaws

3.1 Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

3.2 Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

3.3 Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

3.4 Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4) Instruments Defining the Rights of Security Holders, Including Indentures

4.1 Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

4.2 Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	01-18927	3.1

4.3 Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/14/08	0-18927	4.3

(10) Material Contracts

10.1 Amendment No. 5 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan dated December 31, 2008* **	N/A	N/A	N/A	N/A

10.2 Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors dated December 31, 2008* **	N/A	N/A	N/A	N/A

10.3 Amendment No. 8 to the Tandy Brands Accessories, Inc. Employees Investment Plan effective as of January 1, 2009* **	N/A	N/A	N/A	N/A

10.4 Summary of Fiscal 2009 Management Incentive Plan for Tandy Brands Accessories, Inc.*	8-K	12/24/08	0-18927	10.1

10.5 Summary of 2009 Long-Term Incentive Program for Tandy Brands Accessories, Inc.*	8-K	12/24/08	0-18927	10.2

1

Incorporated by Reference
(if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit
10.6 Form of Tandy Brands Accessories, Inc. 2009 Performance Unit Award Agreement* **	N/A	N/A	N/A	N/A

10.7 First Amendment to Lease dated January 22, 2009 by and between Enterprise Centre Operating Associates, LP and Tandy Brands Accessories, Inc. relating to the corporate office**	N/A	N/A	N/A	N/A

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32) Section 1350 Certifications

32.1 Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith

2