Form 10-Q
period 2009-03-31
TANDY BRANDS ACCESSORIES INC
filed 2009-05-14
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009
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
☑ Yes       ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes       ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at May 13, 2009

Common stock, $1.00 par value	7,037,371

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements	4 - 10

Item 2 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	11-14

Item 4T Controls And Procedures	14

PART II — OTHER INFORMATION

Item 1A Risk Factors	15

Item 2 Unregistered Sales Of Equity Securities And Use Of Proceeds	15

Item 5 Other Information	15

Item 6 Exhibits	15

SIGNATURES	16
EX-4.4
EX-10.6
EX-10.7
EX-10.8
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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Operations
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2009	2008	2009	2008

Net sales	$25,051	$30,066	$102,612	$119,147
Cost of goods sold	15,876	18,387	65,666	77,559
Inventory write-down	7,504	—	7,504	18,725

	23,380	18,387	73,170	96,284

Gross margin	1,671	11,679	29,442	22,863
Selling, general and administrative expenses	13,085	12,464	39,533	42,868
Depreciation and amortization	444	699	1,487	2,594
Goodwill and other intangibles impairment	—	—	—	17,774
Restructuring charges	844	612	844	1,050

Total operating expenses	14,373	13,775	41,864	64,286

Operating loss	(12,702)	(2,096)	(12,422)	(41,423)
Interest expense	(140)	(177)	(508)	(1,287)
Other income	43	3	148	52

Loss before income taxes	(12,799)	(2,270)	(12,782)	(42,658)
Income taxes (benefit)	(521)	(58)	(176)	1,980

Net loss	$(12,278)	$(2,212)	$(12,606)	$(44,638)

Loss per common share	$(1.78)	$(0.32)	$(1.82)	$(6.52)
Loss per common share assuming dilution	$(1.78)	$(0.32)	$(1.82)	$(6.52)
Cash dividends declared per common share	$—	$0.04	$0.04	$0.12
Common shares outstanding	6,914	6,869	6,945	6,850
Common shares outstanding assuming dilution	6,914	6,869	6,945	6,850
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands)

	March 31	June 30
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,231	$2,855
Accounts receivable	17,104	22,147
Inventories	25,744	35,535
Other current assets	7,104	8,783

Total current assets	52,183	69,320

Property and equipment	4,233	5,382
Other assets:
Intangibles	2,822	3,069
Other assets	702	1,617

Total other assets	3,524	4,686

	$59,940	$79,388

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$6,794	$10,312
Accrued expenses	6,308	5,361
Note payable	468	363

Total current liabilities	13,570	16,036
Other liabilities:
Supplemental executive retirement obligation	—	1,893
Other liabilities	2,622	3,581

Total other liabilities	2,622	5,474
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	—	—
Common stock, $1.00 par value, 10,000 shares authorized, 7,037 shares and 7,049 shares issued and outstanding	7,037	7,049
Additional paid-in capital	34,808	34,840
Retained earnings	2,449	15,337
Other comprehensive income	570	1,666
Shares held by Benefit Restoration Plan Trust	(1,116)	(1,014)

Total stockholders’ equity	43,748	57,878

	$59,940	$79,388

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Cash Flows
(in thousands)

	Nine Months Ended
	March 31
	2009	2008
Cash flows provided by operating activities:
Net loss	$(12,606)	$(44,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Inventory write-down	7,504	18,725
Goodwill and other intangibles impairment	—	17,774
Doubtful accounts receivable provision	1,218	—
Depreciation and amortization	1,509	2,594
Stock compensation expense	46	152
Amortization of debt costs	166	273
Deferred income taxes	—	3,065
Other	(1,163)	412
Changes in assets and liabilities:
Accounts receivable	3,825	8,010
Inventories	2,533	8,878
Other assets	3,054	(1,945)
Accounts payable	(3,209)	(9,777)
Accrued expenses	(1,225)	(784)

Net cash provided by operating activities	1,652	2,739
Cash flows used for investing activities:
Purchases of equipment	(280)	(467)
Funding supplemental executive retirement plan trust	(1,060)	—

Net cash used for investing activities	(1,340)	(467)
Cash flows used by financing activities:
Stock purchase program (withdrawals)	(145)	642
Stock options exercised	—	66
Dividends paid	(564)	(832)
Change in cash overdrafts	(332)	(34)
Net note borrowings (repayments)	105	(1,720)

Net cash used by financing activities	(936)	(1,878)

Net (decrease) increase in cash and cash equivalents	(624)	394
Cash and cash equivalents beginning of year	2,855	4,076

Cash and cash equivalents end of period	$2,231	$4,470

Supplemental cash flow information:
Interest paid	$349	$772
Income taxes paid	$344	$285
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Principles
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In addition, we recorded noncash charges in fiscal 2009 ($7.5 million inventory write-down; $1.2 million provision for doubtful accounts receivable) and fiscal 2008 ($18.7 million inventory write-down; $17.8 million goodwill and other intangibles impairment).
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
Historically our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. However, sales for the first and second quarters of fiscal 2009 and 2008 were not consistent with historical patterns due to the very difficult retail environment in both years and curtailed replenishment orders by one of our largest customers in fiscal 2008. Operating results for the first nine months of fiscal 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.
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
Note 3 — Inventory Write-Down And Restructuring Charges
During the third quarter of fiscal 2009 following an organizational restructuring plan announcement, our chief executive officer, who joined the Company in October 2008, and other recently-employed senior executives concluded the Company and our stockholders would be better served by allocating our resources to products with higher margins and larger shipping quantities. As a result of this focus, management determined to implement a new inventory life-cycle management program and move away from low margin products with either small shipping quantities or slow turn-over rates. To facilitate implementation of an aggressive inventory life-cycle management program, we decided to liquidate inventories requiring excessive resources by reducing selling prices or scrapping items which might be difficult to sell under current market conditions. Consequently, we recorded an $7.5 million noncash inventory write-down in March 2009. The inventory write-down reflects our best estimate of the market values we anticipate realizing based on our experiences selling through inventory liquidation channels. Actual amounts realized from the marked-down inventory may differ from our estimates and such differences could have a material impact on our future results of operations, cash flows, and financial position. In connection with the organizational restructuring plan, we recorded charges in the third quarter of fiscal 2009 for termination payments ($558,000) and other costs ($286,000).

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
     The following presents operating and asset information by reportable segment (in thousands).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2009	2008	2009	2008

Net sales:
Men’s accessories	$18,991	$24,171	$79,836	$94,291
Women’s accessories	6,060	5,895	22,776	24,856

	$25,051	$30,066	$102,612	$119,147

Operating loss: (1)
Men’s accessories (2)	$(8,461)	$(1,111)	$(8,000)	$(30,347)
Women’s accessories (3)	(4,241)	(985)	(4,422)	(11,076)

	(12,702)	(2,096)	(12,422)	(41,423)
Interest expense (4)	(140)	(177)	(508)	(1,287)
Other income	43	3	148	52

Loss before income taxes	$(12,799)	$(2,270)	$(12,782)	$(42,658)

Depreciation and amortization:
Men’s accessories	$276	$471	$953	$1,844
Women’s accessories	168	228	534	750

	$444	$699	$1,487	$2,594

Capital expenditures:
Men’s accessories	$12	$8	$81	$74
Corporate	49	157	199	393

	$61	$165	$280	$467

(1)	Operating loss consists of net sales less cost of goods sold and specifically identifiable and allocated selling, general and administrative expenses.

(2)	Men’s accessories’ operating losses include inventory write-downs (fiscal 2009 third quarter — $5.1 million; fiscal 2008 nine months — $9.6 million), restructuring charges (fiscal 2009 and 2008 third quarters — $0.6 million; fiscal 2008 nine months — $1.0 million), goodwill and other intangibles impairment (fiscal 2008 nine months — $17.8 million), and a doubtful accounts receivable provision (fiscal 2009 — $1.0 million primarily in the second quarter).

(3)	Women’s accessories’ operating losses include inventory write-downs (fiscal 2009 third quarter — $2.4 million; fiscal 2008 nine months — $9.1 million), restructuring charges (fiscal 2009 third quarter — $0.2 million; fiscal 2008 nine months — $0.1 million), and a doubtful accounts receivable provision (fiscal 2009 — $0.2 million primarily in the second quarter).

(4)	Interest expense for the nine months of fiscal 2008 includes $0.2 million of costs related to a debt covenant waiver and $0.2 million related to costs previously capitalized for the credit facility with our previous lenders.

Note 5 — Credit Arrangements
We have a $27.5 million credit facility for borrowings and letters of credit based on accounts receivable and inventory levels. The facility was amended effective March 31, 2009 in consideration for payment of a $100,000 fee because we did not meet the tangible net worth financial ratio at that date due to the net loss for the quarter. The amendment reduced the facility from $35 million, lowered the tangible net worth financial ratio to $33.5 million as adjusted quarterly for future earnings and issuance of equity ownership interests, and increased the interest rate to the daily adjusting one-month LIBOR rate plus 4.5% or, if such rate is not available under the terms of the credit facility note, the lender’s prime rate plus 4.5%.
At March 31, 2009 we had outstanding borrowings under the amended credit facility of $0.5 million bearing interest at 5.5%, outstanding letters of credit totaling $0.5 million, and $19.2 million borrowing availability. Borrowings under the facility are due on the facility’s expiration date in February 2010.
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
Note 6 — Fair Value Measurements
The only account we measure at fair value is the rabbi trust established to set aside amounts to assist in satisfying our supplemental executive retirement obligation included in other current liabilities at March 31, 2009. The trust’s assets in other current assets at March 31, 2009 and other long-term assets at June 30, 2008 include investments at March 31, 2009 of $491,000 measured at their quoted prices in active markets (SFAS 157 fair value hierarchy Level 1) and $1,046,000 measured by observable inputs other than quoted prices in active markets for similar investments and market-corroborated inputs (SFAS 157 fair value hierarchy Level 2).
Note 7 — Income Taxes
The following presents the income tax components (in thousands).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2009	2008	2009	2008
Federal and state (benefit)	$(4,780)	$(1,318)	$(4,980)	$(11,912)
Foreign	23	45	212	277
Uncertain tax positions:
Gross expense	63	(14)	219	115
Statute of limitations expiration	(607)	—	(607)	—
Deferred tax valuation allowance	4,780	1,229	4,980	13,500

	$(521)	$(58)	$(176)	$1,980

At March 31, 2009 we had refundable income taxes of $1.2 million, included in other current assets, and federal income tax operating loss carryovers of approximately $22 million expiring in 2028 and 2029. Our deferred tax valuation allowance was approximately $20 million.

Note 8 — Long-Term Incentive Award
Performance units payable 50% in cash and 50% in shares of our common stock following the end of the performance cycle were awarded during the third quarter of fiscal 2009. The units earned during the performance cycle vary from 0% to 200% of the units awarded based on the Company’s basic earnings per share for each of the three fiscal years ending June 30, 2011, excluding the effects of accounting principles changes, extraordinary items, recognized capital gains and losses, and one-time, non-operating items as determined by our board of directors. Employees vest in 200% of the units awarded if there is a change in control or in the portion of units earned equal to the years employed during the cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement; otherwise, units cliff vest at the end of the cycle.
Each unit has a $1.00 assigned value and the fair value of the Company’s stock to be issued is $1.9201 per share based on its grant-date market price and assuming no dividends during the performance cycle. Based on a 200% achievement target for each year, 1,260,000 units were awarded and are outstanding at March 31, 2009 (which would be payable in cash of $630,000 and 328,108 shares of common stock) and 563,333 units are vested or are expected to vest (which would be payable in cash of $281,666 and 146,694 shares of common stock). Compensation expense is adjusted for changes in the earnings per share achieved, or expected to be achieved, and the number of units expected to vest. The $518,000 estimated future expense at March 31, 2009 is being amortized using the straight-line method to the end of the performance cycle.
Note 9 — Comprehensive Income
The following presents the components of comprehensive loss (in thousands).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2009	2008	2009	2008
Net loss	$(12,278)	$(2,212)	$(12,606)	$(44,638)
Currency translation adjustments	(93)	(300)	(1,096)	278

Comprehensive loss	$(12,371)	$(2,512)	$(13,702)	$(44,360)

Note 10 — Earnings Per Share
The following presents the computation of basic and diluted loss per share (in thousands except per share amounts).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net loss	$(12,278)	$(2,212)	$(12,606)	$(44,638)

Denominator:
Weighted-average shares outstanding	6,914	6,867	6,944	6,847
Contingently issuable shares	—	2	1	3

Denominator for earnings per share	6,914	6,869	6,945	6,850

Basic and diluted loss per common share	$(1.78)	$(0.32)	$(1.82)	$(6.52)

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
BUSINESS
We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, small leather goods, and gift accessories. Our product line also includes handbags and sporting goods. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including DOCKERS®, TOTES®, ROLFS®, WOOLRICH®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, AMITY®, COLETTA®, STAGG®, ACCESSORY DESIGN GROUP®, TIGER®, ETON®, SURPLUS®, and EILEEN WEST™, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.
Business development announcements in 2009 include:
•	January 20 — An organizational restructuring plan with more than $3 million in anticipated annualized savings designed to focus our product development efforts, build critical capabilities, increase flexibility to better serve our retail partners’ needs, and reduce operating expenses.

•	March 31 — Formation of a new Eyewear Division which will expand our presence into the emerging reading glasses category with shipping expected to commence in early fiscal 2010.

•	April 23 — Signing of a definitive agreement to purchase certain strategic assets from Chambers Belt Company with closing expected by July 1, 2009.
The overall negative retail environment and general economic conditions which the global economy began to experience over a year ago showed signs of modest improvement in the last three months, but there seems to be little consensus on when there will be a full-blown turnaround. Like most companies in the retail industry, our net sales, and resulting profitability, have been severely impacted beginning in fiscal 2008 and, across the board, our customers have indicated they are taking a very conservative approach toward replenishing inventory in this environment. We are making the necessary adjustments internally to respond to these measures, and we continue to work closely with our retail partners to develop products and programs to help them through these difficult times.
Our operating results for the first nine months of fiscal 2009 were not only affected by lower net sales, but also the need to recognize that $1.2 million of accounts receivable may not be collectible due to bankruptcy filings by several of our customers. These customers accounted for approximately 8.7% and 11.4% of our net sales in the first half of fiscal 2009 and fiscal 2008, respectively. Our fiscal 2009 third quarter was also negatively impacted by an $7.5 million inventory write-down described in Note 3 of the notes to consolidated financial statements in Item 1 of this Quarterly Report incorporated herein by reference.
In connection with the organizational restructuring plan, we recorded charges in the third quarter of fiscal 2009 for termination payments relating to an approximately 17% salaried employee headcount reduction ($558,000) and other costs ($286,000).

FISCAL 2009 COMPARED TO FISCAL 2008
Net Sales And Gross Margin
The following presents sales and gross margin data for our reportable segments (in thousands of dollars).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2009	2008	2009	2008

Net sales:
Men’s accessories	$18,991	$24,171	$79,836	$94,291
Women’s accessories	6,060	5,895	22,776	24,856

	$25,051	$30,066	$102,612	$119,147

Gross margin (loss):
Men’s accessories	$2,654	$8,956	$24,365	$21,999
Women’s accessories	(983)	2,723	5,077	864

	$1,671	$11,679	$29,442	$22,863

Gross margin percent of sales:
Men’s accessories	14.0%	37.1%	30.5%	23.3%
Women’s accessories	(16.2)	46.2	22.3	3.5
Total	6.7	38.8	28.7	19.2
Net sales were lower this year (quarter — $5.0 million; nine months — $16.5 million) as the difficult retail environment, which began to affect our sales over a year and a half ago, continued to adversely impact our operations. Fewer belt sales to our largest customer accounted for most of the lower men’s accessories sales in the third quarter this year and almost half of the lower sales for the fiscal 2009 nine-month period. Men’s belt sales to other customers for the nine months this year were $3.4 million less than the fiscal 2008 period. In the first nine months of fiscal 2009, sales of men’s and women’s small leather goods were $4.0 million and $1.4 million, respectively, lower than the same period last year. The men’s accessories sales decline in the first nine months of fiscal 2009 was offset by lower discounts and allowances for returns approximating $7.4 million primarily for our gift products.
Overall gross margins in fiscal 2009 generally were lower as the result of lower sales and a $7.5 million inventory write-down. The fiscal 2008 nine-month gross margin percentage was negatively impacted by 15.7 percentage points due to an $18.7 million inventory write-down in the second quarter of that year. The fiscal 2009 three- and nine-month margin percentages include 29.9 and 7.3, respectively, percentage point effects of the inventory write-down and benefited by more than 1.5 percentage points in each period from sales of inventory at prices exceeding the previously reduced carrying values.
Our men’s accessories segment fiscal 2009 third-quarter and nine-month margins compared to fiscal 2008 improved by 2.2 and 1.7 percentage points, respectively, as we incurred lower product costs from overseas suppliers. The margin percentages for the third-quarter and nine-months include 26.9 and 6.4 percentage point effects, respectively, from a $5.1 million inventory write-down and a 1.6 percentage point benefit in each period from sales of inventory which had previously been written-down. The fiscal 2008 nine-month margin percentage was negatively impacted by 10.2 percentage points due to a $9.6 million inventory write-down in the second quarter of that year.
The women’s accessories segment margins compared to fiscal 2008 were 25.7 and 9.9 percentage points lower in the fiscal 2009 three- and nine-month periods, respectively, due to our retail partners’ reluctance to offer product at higher prices and increased product costs. The margin percentages for the fiscal 2009 third quarter and nine months include 39.4 and 10.5 percentage point effects, respectively, of a $2.4 million inventory write-down and a benefit from sales of inventory which had previously been written-down of 2.7 percentage points in each period. The nine-month margin percentage for fiscal 2008 was negatively impacted by 36.6 percentage points due to a $9.1 million inventory write-down in the second quarter of that year.

Expenses And Taxes
The following presents expense data by reportable segment (in thousands).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2009	2008	2009	2008
Selling, general and administrative expenses:
Men’s accessories	$10,196	$8,988	$30,769	$31,756
Women’s accessories	2,889	3,476	8,764	11,112

	$13,085	$12,464	$39,533	$42,868

Depreciation and amortization:
Men’s accessories	$276	$471	$953	$1,844
Women’s accessories	168	228	534	750

	$444	$699	$1,487	$2,594

Interest expense	$140	$177	$508	$1,287

Selling, general and administrative (“SG&A”) expenses in the third quarter of fiscal 2009 were slightly greater than the fiscal 2008 period as distribution cost reductions were offset by higher employment expenses and a provision for doubtful accounts receivable versus a bad debt recovery in fiscal 2008. For the first nine months of fiscal 2009, SG&A expenses included a $1.2 million provision for doubtful accounts receivable while other selling and marketing costs were $4.6 million less than the prior year nine-month period. The major fiscal 2009 year-to-date SG&A expense reductions compared to fiscal 2008 were derived from lower employment expenses in the first two quarters ($1.0 million), resulting from workforce reductions, and reduced distribution costs ($2.0 million), including the benefit of closing our men’s accessories distribution facility in West Bend, Wisconsin in the second half of fiscal 2008.
Depreciation and amortization was lower this year primarily as the result of equipment and software reaching the end of their estimated depreciable lives while the first half of fiscal 2008 included $316,000 attributable to the West Bend facility which was closed and customer lists which were written off.
Interest expense in the third quarter and nine months of fiscal 2009, excluding a $33,000 write-off of previously capitalized costs due to amending our current credit facility, was 40% and 48%, respectively, less than the expense in the same periods of fiscal 2008 as both our borrowings and the interest rates were lower in the current year. The first half of fiscal 2008 interest expense included $372,000 related to a debt covenant waiver and the write-off of costs previously capitalized in connection with a credit facility which was refinanced.
Information about our income taxes is incorporated herein by reference to Note 7 of the notes to consolidated financial statements in Item 1 of this Quarterly Report.
SEASONALITY
Historically our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. However, sales for the first and second quarters of fiscal 2009 and 2008 were not consistent with historical patterns due to the very difficult retail environment in both years and curtailed replenishment orders by one of our largest customers in fiscal 2008.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity, which we believe will provide adequate financial resources for our foreseeable working capital needs, are cash flows from operating activities and our credit facilities ($20 million borrowing availability at March 31, 2009). Information about our credit facilities is incorporated herein by reference to Note 5 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report.
Operating cash flows for the first nine months of fiscal 2009 were $1.7 million as accounts receivable and inventories decreased from their levels at June 30, 2008 by $3.8 million and $2.5 million, respectively, exclusive of the provision for doubtful accounts and inventory write-down. The lower decreases in receivables and inventories were primarily due to lower sales in fiscal 2009 than in fiscal 2008. Also contributing to the fiscal 2009 operating cash flow was a $1.2 million tax refund included in other current assets at June 30, 2008. Of those cash flows, $4.4 million was used to reduce accounts payable and accrued expenses.
Investing activities included nominal amounts of capital expenditures in both years and $1.1 million funding in fiscal 2009 of the rabbi trust established to set aside amounts to assist in satisfying our supplemental executive retirement obligation. Financing activities included the payment of dividends (2009 — $564,000; 2008 — $832,000) and stock purchase program transactions (2009 — $145,000 net cash distributions in lieu of issuing shares as the result of the program being suspended; 2008 — $642,000 net contributions). Small net borrowings in fiscal 2009 offset some of the cash outflows while the greater cash inflows in fiscal 2008 permitted a net borrowing reduction in the first nine months.
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
ITEM 4T — CONTROLS AND PROCEDURES
Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009 in alerting them in a timely manner to material information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.
Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A — RISK FACTORS
In addition to the information in this Quarterly Report on Form 10-Q, consideration should be given to the risk factors in Part I, “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2008 which could materially and adversely affect our business, results of operations, and financial condition. There have been no significant changes in the risk factors disclosed in our 2008 Annual Report on Form 10-K other than the updates set forth in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases Of Equity Securities
The following provides information about repurchases of shares of common stock made by us during the quarter ended March 31, 2009. All such shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan.

			Total Number Of	Maximum Number
	Total		Shares Purchased	Of Shares That May
	Number	Average	As Part Of Publicly	Yet Be Purchased As
	Of Shares	Price Paid	Announced Plans	Part Of The Plans
Period	Purchased	Per Share	Or Programs	Or Programs
January 1, 2009 to January 31, 2009	11,497	$2.04	N/A	N/A
February 1, 2009 to February 28, 2009	7	1.75	N/A	N/A
March 1, 2009 to March 31, 2009	—	—	N/A	N/A
Total	11,504	2.04	N/A	N/A
ITEM 5 — OTHER INFORMATION
On October 1, 2008, we announced that N. Roderick McGeachy, III had been appointed as President and Chief Executive Officer of our Company. Mr. McGeachy succeeded J.S.B. Jenkins, who had served as President and Chief Executive Officer of our Company since 1990. To facilitate the transition between Mr. Jenkins and Mr. McGeachy, Mr. Jenkins agreed to continue as an employee of our Company for a reasonable transition period. To that end, Mr. Jenkins retired as Chairman of the Board and as a member of our Board of Directors, effective as of May 12, 2009, and will retire as an employee of our Company, effective as of June 30, 2009.
Because Mr. Jenkins holds valuable knowledge, experience and relationships with respect to the Company and the Company’s customers, industry and business, effective as of May 8, 2009, we entered into a Consulting Agreement with Mr. Jenkins (the “Agreement”), pursuant to which, Mr. Jenkins will provide consulting services to us over the next three years, beginning July 1, 2009. Under the Agreement, we will pay Mr. Jenkins an amount equal to $400,000 per year for each year during the term of the Agreement. Mr. Jenkins agreed that, during the term of the Agreement, he will not compete, carry on or engage in a business similar to our business, solicit or accept business from any of our customers, and/or solicit or encourage any of our employees to leave the employ of our Company. Mr. Jenkins also agreed to waive and release any and all claims that he may have against us and agreed to standard terms, including, without limitation, confidentiality, non-disparagement and indemnification provisions.
The Agreement is filed as Exhibit 10.8 to this Quarterly Report. The foregoing description of the Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of such document.
ITEM 6 — EXHIBITS
The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (Registrant)
May 14, 2009	/s/ N. Roderick McGeachy, III
N. Roderick McGeachy, III
President and Chief Executive Officer (principal executive officer)

/s/ M.C. Mackey
M.C. Mackey
Chief Financial Officer (principal financial officer and principal accounting officer)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

	Incorporated by Reference
	(if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit

(3) Articles of Incorporation and Bylaws

3.1 Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

3.2 Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

3.3 Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

3.4 Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4) Instruments Defining the Rights of Security Holders, Including Indentures

4.1 Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

4.2 Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	01-18927	3.1

4.3 Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/14/08	0-18927	4.3

4.4 Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009**	N/A	N/A	N/A	N/A

(10) Material Contracts

10.1 Amendment No. 5 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan dated December 31, 2008*	10-Q	2/4/09	0-18927	10.1

10.2 Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors dated December 31, 2008*	10-Q	2/4/09	0-18927	10.2

10.3 Amendment No. 8 to the Tandy Brands Accessories, Inc. Employees Investment Plan effective as of January 1, 2009*	10-Q	2/4/09	0-18927	10.3

10.4 Form of Tandy Brands Accessories, Inc. 2009 Performance Unit Award Agreement*	10-Q	2/4/09	0-18927	10.6

1

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit

10.5 First Amendment to Lease dated January 22, 2009 by and between Enterprise Centre Operating Associates, LP and Tandy Brands Accessories, Inc. relating to the corporate office	10-Q	2/4/09	0-18927	10.6

10.6 Separation Agreement and Release of Claims by and between Tandy Brands Accessories, Inc. and Jane Batts effective as of February 4, 2009* **	N/A	N/A	N/A	N/A

10.7 Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009**	N/A	N/A	N/A	N/A

10.8 Consulting Agreement by and between Tandy Brands Accessories, Inc. and J.S.B. Jenkins effective as of May 8, 2009* **	N/A	N/A	N/A	N/A

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32) Section 1350 Certifications

32.1 Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith

2