Form 10-K
period 2009-06-30
TANDY BRANDS ACCESSORIES INC
filed 2009-08-27
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2009	Commission File Number 0-18927
TANDY BRANDS ACCESSORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2349915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
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
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes                     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates based upon the closing price of the common stock on the NASDAQ Global Market System on December 31, 2008 was $7,497,157. Shares of common stock known to be held by executive officers, directors, and holders of more than 5% of the outstanding common stock have been excluded. This determination of affiliate status in not necessarily a conclusive determination for other purposes.
There were 7,058,371 shares of common stock, par value $1.00 per share, outstanding on August 26, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on October 27, 2009 are incorporated by reference into Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries unless the context requires otherwise.
FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. We have based these forward looking statements on our current expectations about future events, estimates and projections about the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified under “Risk Factors” on page 9. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.
PART I
ITEM 1 - BUSINESS
What do we do?
We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, gifts, small leather goods, eyewear, neckwear, and sporting goods. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including TOTES®, WRANGLER®, DOCKERS®, DR. MARTENS®, AMITY®, ROLFS®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, SURPLUS®, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.
What significant business developments were there in fiscal 2009?
Significant business developments in fiscal 2009 include:
•	October 2008 - Employment of a new chief executive officer to succeed the individual who guided the company since 1990;

•
January 2009 - Announcement of an organizational restructuring plan with more than $3 million in anticipated annualized savings designed to build critical capabilities, focus product development efforts, increase flexibility to better serve our retail partners’ needs, and reduce operating expenses;

•	March 2009 - Formation of a new Eyewear Division which expands our presence into the emerging reading glasses category - shipping commenced in July 2009; and

•	April 2009 - Signing of an agreement to purchase certain strategic assets from Chambers Belt Company and assume its Wrangler licenses - closing occurred on July 9, 2009.
Based on the organizational restructuring plan of our new chief executive officer and the views of other recently-recruited senior members of management, we concluded our stockholders would be better served by allocating our resources to products with higher margins and larger shipping quantities. As a result of this focus, we implemented a new product life-cycle management program and have moved away from low margin products with either small shipping quantities or slow turn-over rates. Consequently, we recorded a $6.9 million noncash inventory write-down to liquidate certain inventories requiring excessive resources by reducing selling prices or scrapping items which might be difficult to sell under current market conditions.

Information about the strategic assets purchased from Chambers is incorporated herein by reference to Note 3 of the notes to consolidated financial statements included in Item 8 of this Annual Report.
What are our product lines?
Our primary products, which we sell under proprietary, licensed, and private brand names, consist of belts, gifts, and small leather goods such as wallets. Our products and their percentages of fiscal 2009 total net sales were:

Belts	57.7%
Gifts	17.9
Small leather goods	17.2
Other products	7.2
We are organized along men’s and women’s product lines with two reportable segments: (1) men’s accessories and (2) women’s accessories. Men’s and boys’ products represented 78.1% of our net sales in fiscal 2009 and women’s and girl’s products accounted for 21.9% of our net sales.
Belts
We, along with our predecessors, have manufactured and marketed belts for over 88 years, and belts remain our largest single product category. In fiscal 2009, belt sales of $74.4 million were 57.7% of our net sales. We compete in all four categories of the belt market: casual, work, dress, and fashion.
Gifts
We distribute a broad range of gifts, including products such as emergency kits, lights and radios, book lights, beverage mugs, and tie racks. Gift sales were $23.1 million, or 17.9% of our total net sales, in fiscal 2009.
Small Leather Goods
Our small leather goods consist primarily of men’s and women’s wallets. Sales of small leather goods were $22.2 million, or 17.2% of our net sales in fiscal 2009.
Other Products
Other products we market include eyewear, neckwear, and sporting goods accessories which complement our core belt, gift, and small leather goods products. Sales of other products were $9.3 million, or 7.2% of our net sales in fiscal 2009.
What brands do we sell?
Our net sales by brand type in fiscal 2009 were (in millions):

Type	Net Sales
Private brands	$77.7	60.3%
Licensed brands	26.0	20.1
Proprietary brands	25.3	19.6

	$129.0

Private Brand Products
In fiscal 2009 private brand products accounted for $77.7 million, or 60.3% of our net sales. In a private brand program we are responsible for designing and delivering unique products for select customers according to the customer’s individual requirements. These programs offer our customers exclusivity and pricing control over their products, both of which are important factors in the retail marketplace. We believe our flexible sourcing capabilities, electronic inventory management and replenishment systems, and design, product development, and merchandising expertise provide retailers with a superior alternative to direct sourcing of their private brand products.
Our principal private brand programs include those for leading retailers such as Wal-Mart, Target, and JC Penney, as well as nationally recognized private brand names such as Faded Glory®, Meeting Street®, croft & barrow®, Tony Hawk®, Stafford®, and Sonoma®.

License Agreements
We have exclusive license agreements for several well recognized brands, including Dockers®, Dr. Martens®, and totes® gifts.
In fiscal 2010 we began delivering new leather belt and accessory products under the following brand names included in the Wrangler Mass and Western/Specialty licenses we assumed from Chambers in July 2009:
Wrangler Hero®      Timber Creek®   by Wrangler®      Wrangler Jeans Co®
Wrangler Outdoor Gear®     Wrangler®      Wrangler Rugged Wear®
Generally our license agreements cover specific products and require us to pay royalties ranging from 3% to 10% of net sales based on minimum sales quotas. The terms of the agreements are typically three years, with options to extend the terms, provided certain sales or royalty minimums are achieved. For fiscal 2009, sales of licensed products accounted for $26.0 million, or 20.1% of our net sales. Sales of totes® gifts were $19.9 million, or 15.5% of our net sales. No sales associated with any other individual license agreement accounted for more than 5% of our net sales in fiscal 2009. In order to allocate scarce resources to higher margin products with larger shipping quantities, some licenses have not been renewed and product development for certain others has been discontinued.
Proprietary Brands
In addition to our licensed and private brands, we market products under our own registered trademarks and trade names. We own leading and well recognized trademarks such as Amity®, Rolfs®, Canterbury®, Prince Gardner®, Princess Gardner®, and Surplus®. Net sales under our proprietary brands were $25.3 million, or 19.6% of our net sales in fiscal 2009.

Distribution Of Our Key Brands
We sell our products to a variety of retail outlets, including:
Department stores	Office supply stores
Specialty chains	E-commerce websites
Mass merchants	National chain stores
United States military retail exchange operations	Outlet stores
Golf pro shops	Sporting goods stores
Supermarkets	Individual specialty stores
Uniform stores	Catalog retailers
TV shopping networks	Shoe stores
Drug stores	Wholesale clubs
Our key brands and each brand’s targeted distribution channels and primary products are:

Brand	Distribution Channel	Products
totes®	Mass merchants	Gifts
National chain stores
Department stores
Specialty stores

Wrangler®	Mass merchants	Belts
	Western markets	Small leather goods
Sporting goods stores

Dockers®	National chain stores	Belts

Dr. Martens®	Specialty stores	Belts
Wallets
Bags

Amity®	Mass merchants	Small leather goods
National chain stores

Brand	Distribution Channel	Products

Rolfs®	National chain stores	Belts
	Department stores	Small leather goods
Specialty stores

Canterbury®	Specialty stores	Belts
	Golf pro shops	Small leather goods

Prince Gardner®	National chain stores	Small leather goods
Specialty stores

Princess Gardner®	National chain stores	Small leather goods
Specialty stores

Surplus®	National chain stores	Belts
Small leather goods
Two of our product lines also are sold through our e-commerce web sites: Rolfs® at www.rolfs.net and Sport Beads at www.sport-beads.com.
Who are our customers?
We maintain strong relationships with various major retailers throughout North America, including:

Department Stores	National Chains	Mass Merchants
Kohl’s	JCPenney (U.S. and Mexico)	Wal-Mart (U.S. and Canada)
Belk	Casual Male	Target
Bon-Ton/Carson’s	AAFES	Fred Meyer
Macy’s	Academy Sports & Outdoors	Zellers (Canada)
Dillard’s	Tractor Supply	Ross Stores
The Bay (Canada)	Moore’s (Canada)	Shopko
Wal-Mart accounted for 43% and 41% of our net sales in fiscal 2009 and 2008, respectively, and Kohl’s accounted for 10% in fiscal 2009. No other customer accounted for 10% or more of our total net sales. In fiscal 2009 and 2008 our top ten customers accounted for 74% and 76%, respectively, of net sales.
How do we maintain strong customer relations?
We believe our success is due in large part to our design expertise, long-term customer relationships, strong sales and marketing organization, and superior customer service. Factors which help facilitate these characteristics include our quick response distribution, vendor inventory management services, electronic data interchange capabilities, and expertise in the communication of fashion and lifestyle concepts through product lines and innovative point-of-sale presentations. We develop and manage our accounts through the coordinated efforts of senior management, account executives, and an organization of salespeople and independent sales representatives.
We maintain customer service relationships with various specialty stores, national chain stores, and major department stores. We have a team of 91 sales associates in the United States and 7 sales associates in Canada. These sales associates are organized on a regional basis and supervised by our account executives. Sales associates are responsible for overseeing accounts within a defined geographic territory, developing and maintaining business relationships with their respective customers, preparing and conducting product line presentations, and assisting customers in the implementation of programs at the individual store level. In addition, sales associates may, depending on the needs of an individual customer, assist in the maintenance and presentation of merchandise on the selling floor.

How do we merchandise and develop our products?
Our product development and merchandising professionals work closely with our licensors, suppliers, and customers to interpret market trends, develop new products, and create comprehensive merchandising programs consisting of packaging, point-of-sale, fixturing, and presentation materials. Our new product life-cycle management program leverages cross-functional business planning, merchandising, and design teams focusing product strategic planning and development on fashion trends and seasonal sales plans. Our senior managers maintain business relationships with customers’ buyers and merchandise managers enabling us to plan, develop, and implement specific merchandising programs for key accounts. We believe our internal design ability represents a significant competitive advantage because, in our opinion, retail customers have become increasingly reliant on the design and merchandising expertise of their suppliers for developing compelling assortments.
What is our competitive position?
Competition in the fashion accessories industry is intense. The accessories market is highly fragmented and we believe we are a major competitor in the accessories industry. In our opinion, the sectors of the accessories industry we serve has benefited from:
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
Our primary competitors are:

Product Category	Competitors
Men’s and boys’ belts	Swank, Randa/Humphreys, Cipriani, and Fossil
Men’s wallets	Buxton, Randa/Humphreys, Mundi, Fossil, Swank, and Cipriani
Men’s gifts	E&B, Merchsource, Excalibur, JLR, and Mundi
Women’s and girls’ belts	Cipriani, Circa, and Fossil
Women’s small leather goods	Buxton, Mundi, Fossil, Relic, and Nine West
We believe our ability to compete successfully is based on our long-term customer relationships, superior customer service, national distribution capabilities, proprietary inventory management systems, flexible sourcing, and product design, innovation, and quality.
How do we seek to grow our business?
We seek to increase our sales and earnings through a variety of means, including organic growth from increased sales by our current operating units, as well as growth through new products and license agreements and the acquisition of assets and similar businesses. Since our incorporation in 1990, we have acquired numerous businesses and licenses, including the assets, licenses, and manufacturing capabilities acquired from Chambers in July 2009 which we believe have the potential to increase our annual net sales by $15 to $20 million. In the future, we may make additional acquisitions that complement our business and are accretive to our earnings.
Where and how are our products produced?
We have strong relationships with a number of high-quality, low-cost foreign manufacturers who provide products manufactured to our specifications. Most of our products are manufactured by third-party suppliers in China, the Dominican Republic, India, Italy, Mexico, and Taiwan, with only a small percentage manufactured in Canada and the US. In fiscal 2009 and 2008, Superior Leather Limited and Best Development Company were our two largest suppliers. We do not believe we are exposed to any potentially significant disruption of product flow because a number of companies could manufacture our products and, in July 2009, we acquired manufacturing capabilities in Mexico from Chambers.
Is our business seasonal?
Our quarterly sales and operating results have a seasonal increase in the fall (our first and second fiscal quarters). Quarterly net sales and our pretax (loss) income, as percentages of the totals for fiscal 2009 and 2008, were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales
Fiscal 2009	26.8%	33.3%	19.4%	20.5%
Fiscal 2008	26.4	33.2	20.2	20.2

Pretax (loss) income
Fiscal 2009	(6.7)%	6.8%	(81.6)%	(18.5)%
Fiscal 2008	(6.2)	(81.5)	(4.9)	(7.4)

      The fiscal 2009 third quarter includes noncash charges of $7.5 million, or 58.6% of the quarter’s pretax loss, and the fiscal 2008 second quarter includes noncash charges of $36.5 million, or 97.2% of the quarter’s pretax loss.

Are we subject to governmental regulations?
Most of our products are manufactured outside of the United States. Accordingly, foreign countries and the United States may from time to time modify existing quotas, duties, tariffs, or import restrictions, or otherwise regulate or restrict imports in a manner which could be material and adverse to us. In addition, economic and political disruptions in Asia and other parts of the world from which we import goods could have an adverse effect on our ability to maintain an uninterrupted flow of products to our customers. Laws and regulations such as the Consumer Product Safety Improvement Act of 2008 also may adversely affect our profitability when they require product modifications or increased product testing.
Due to the fact that we sell our products to the retail exchange operations of the United States military, and thus are a supplier to the federal government, we must comply with all applicable federal statutes. Historically we have not made any material modifications or accommodations as a result of government regulations.
How many employees do we have?
As of June 30, 2009, we employed 655 people, of which 527 were full time employees. We believe employee relations are generally good.
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
What are our working capital practices?
We do not enter into long-term agreements with any of our suppliers or customers. Instead we enter into a number of purchase order commitments for each of our lines every season. Due to the time required by our foreign suppliers to produce and ship goods to our distribution centers, we attempt, based on internal estimates, to carry on-hand inventory levels necessary for the timely shipment of initial and replenishment orders. A decision by a customer’s buyer for a group of stores or any significant customer, whether motivated by competitive conditions, financial difficulties, or otherwise, to significantly change the amount of merchandise they purchase from us, or to change the manner of doing business with us, could have a significant effect on our financial condition and results of operations. We attempt to mitigate this exposure by selling our products to a variety of retail customers throughout North America.

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
ITEM 1A - RISK FACTORS
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
Ten customers accounted for 74% of our fiscal 2009 net sales, including Wal-Mart which accounted for 43% of our net sales. A decision by Wal-Mart or any other major customer, whether motivated by competitive conditions, financial difficulties or otherwise, to significantly change the amount of merchandise purchased from us, or to change the manner of doing business with us, could have a significant effect on our results of operations and financial position. We attempt to mitigate this exposure by selling our products to a variety of retail customers throughout North America.
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
Our fiscal 2009 net sales included $26.0 million of licensed brand name sales, including $19.9 million of totes® gifts. If we fail to comply with the terms of our license agreements, or to protect against infringement, such failure could have a material adverse effect on our business. In addition, certain of our license agreements require minimum royalty payments, regardless of the level of sales of the licensed products. In the event royalty commitments under these agreements exceed the revenues generated by sales of the licensed products, our operating results would be negatively impacted. The Wrangler® licenses assumed from Chambers in July 2009 expire in 2010 and, if we are unable to enter into new agreements as we expect, our ability to achieve an annual $15 to $20 million net sales increase from Wrangler® licensed products could be jeopardized and the carrying value of the assets acquired from Chambers might be impaired.
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
Lack of credit availability could constrain our operations.
Our $27.5 million credit facility expires in February 2010. We are negotiating with lenders to replace the facility before it expires, but an inability to do so on favorable terms could have a material negative impact on our results of operations and financial position.
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
The volatility and disruption in the capital and credit markets over the last year have had a significant adverse impact on global economic conditions resulting in significant recessionary pressures and declines in consumer confidence and economic growth. The economic crisis has had and may continue to have a negative impact on our business which could result in:
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
There has been a significant amount of consolidation in the retail industry in recent years which has been accelerated by recent economic trends. This consolidation may result in factors which could negatively impact our business, such as:
•	store closures;

•	increased customer leverage over suppliers, resulting in lower product prices or lower margins;

•	tighter inventory management on the part of the customer, resulting in lower inventory levels and decreased orders; and

•	a greater exposure to customer credit risk.
Risks Relating To International Operations
We source most of our products from foreign countries.
Our transactions with our foreign manufacturers and suppliers are subject to the risks of doing business abroad, including potential political and economic disruptions. Imports into the United States could be affected by, among other things, the cost of transportation and the possible imposition of import duties and restrictions. The United States, Canada, China, and other countries in which our products are manufactured could impose new quotas, tariffs, or other restrictions, or adjust presently prevailing quotas, duty, or tariff levels, which could affect our operations and our ability to import products at current or increased levels.

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
Our continued success is highly dependent upon the personal efforts and abilities of our senior executives. Except for our employment agreement with our chief executive officer, we do not have employment contracts with, or maintain key-person insurance on the lives of, any of these officers, and the loss of any one of them could disrupt our business.
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
ITEM 1B - UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2 - PROPERTIES
We own and lease facilities in the United States and lease facilities in Canada and Hong Kong. We believe our properties are adequate and suitable for the particular uses involved. The following table summarizes our properties:

Form of
Facility Location	Use	Ownership
Yoakum, Texas - 4 facilities (1)	Office and distribution center	Own

West Bend, Wisconsin	Warehouse held for sale and leased to third parties	Own

Scarborough, Ontario, Canada	Manufacturing and distribution center	Lease

Dallas, Texas	Distribution center	Lease

Arlington, Texas	Corporate offices	Lease

New York, New York	Office and showroom	Lease

Kowloon, Hong Kong	Office	Lease

(1) One of the Yoakum, Texas facilities is vacant and held for sale.
The total space we owned, leased, and occupied as of June 30, 2009 was as follows:

	Square Feet
	Owned	Leased	Total
Warehouse and office	559,000	219,000	778,000
Factory	-	27,000	27,000

Total	559,000	246,000	805,000

ITEM 3 - LEGAL PROCEEDINGS
We are not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to our business.
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.
PART II
ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
What is the principal market for our common stock?
The principal market for our common stock is The NASDAQ Global Market where it is listed under the symbol “TBAC.” The high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported on NASDAQ were:

	Fiscal 2009		Fiscal 2008
Quarter Ended	High	Low	High	Low
September 30	$6.34	$2.38	$13.15	$10.12
December 31	$5.00	$1.25	$11.86	$7.91
March 31	$2.50	$1.35	$9.66	$4.50
June 30	$3.18	$1.49	$6.99	$3.82
How many common stockholders do we have?
As of August 26, 2009, we had approximately 580 stockholders of record.
Did we declare any cash dividends in fiscal 2009 or the prior fiscal year?
We declared and paid the following dividends:

Fiscal 2009
Declaration Date	Record Date	Payable Date	Per Share
August 19, 2008	September 30, 2008	October 17, 2008	$0.04

Fiscal 2008
Declaration Date	Record Date	Payable Date	Per Share
August 13, 2007	September 28, 2007	October 19, 2007	$0.04
October 29, 2007	December 31, 2007	January 18, 2008	$0.04
February 4, 2008	March 31, 2008	April 18, 2008	$0.04
April 21, 2008	June 30, 2008	July 18, 2008	$0.04
No dividends have been paid since October 2008 in order to preserve capital and enhance financial flexibility. The payment of dividends in the future will be at the discretion of our board of directors and will depend on our profitability, financial condition, capital needs, future prospects, contractual restrictions, and other factors deemed relevant by our board of directors. In addition, payment of any future dividends requires the approval of our lender, in its sole discretion, pursuant to the terms of our credit facility.

How many shares of common stock are authorized for issuance under our equity compensation plans?
The following table provides information regarding the number of shares of our common stock that may be issued on exercise of outstanding stock options or purchased by employees under our existing equity compensation plans as of June 30, 2009. These plans are:
•	1997 Employee Stock Option Plan;

•	Nonqualified Formula Stock Option Plan for Non-Employee Directors;

•	2002 Omnibus Plan;

•	1995 Stock Deferral Plan for Non-Employee Directors;

•	Stock Purchase Program; and

•	Nonqualified stock option agreements with certain nonemployee directors.

	(A)	(B)	(C)
	Number of Securities		Number Of Securities Remaining
	To Be Issued upon	Weighted-Average	Available For Future Issuance
	Exercise Of	Exercise Price Of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants And Rights	Warrants And Rights	Reflected In Column (A))

Equity Compensation Plans Approved by Stockholders	735,712 (1)	$10.75 (2)	546,334 (3)
Equity Compensation Plans Not Approved by Stockholders	15,000 (4)	$6.09	-
Total	750,712	$10.60 (2)	546,334

(1)	Includes options to purchase common stock under the following plans:

• 1997 Employee Stock Option Plan - 180,500 shares;

• Nonqualified Formula Stock Option Plan for Non-Employee Directors - 34,275 shares; and

• 2002 Omnibus Plan - 227,550 shares.

Also includes up to 293,387 shares under the 2002 Omnibus Plan for performance units payable in shares of our common stock following the end of the July 1, 2008 to June 30, 2011 performance cycle if we achieve the maximum performance goal.

(2)	Calculation of weighted-average exercise price does not include performance unit shares under the 2002 Omnibus Plan because they have no exercise price.

(3)
Includes 28,375 shares of common stock issuable under the 1995 Stock Deferral Plan for Non-Employee Directors and 269,046 shares of common stock issuable under the 2002 Omnibus Plan after reserving 293,387 shares which would be issuable following the end of the July 1, 2008 to June 30, 2011 performance cycle if we achieve the maximum performance goal. Upon adoption of the 2002 Omnibus Plan, the number of shares authorized and reserved for issuance under our previously existing stock option plans were transferred to the 2002 Omnibus Plan and are presently authorized and reserved for issuance under that plan. All shares of common stock authorized and reserved for issuance on the exercise of outstanding stock options under our previous stock option plans and the 2002 Omnibus Plan will, on the cancellation or expiration of any such stock options, automatically be authorized and reserved for issuance under the 2002 Omnibus Plan.

Also includes 248,913 shares of common stock issuable under the Stock Purchase Program which was suspended in September 2008. The Stock Purchase Program was open to all full-time employees who had been employed at least six months, but less than one year, or who had been employed one year or more and are contributing to the Tandy Brands Accessories, Inc. Employees Investment Plan. Under the Stock Purchase Program participants could contribute 5% or 10% of their earnings and we matched 25% or 50% of each participant’s contribution depending on their length of employment and other considerations. The Stock

Purchase Program purchased treasury stock, if available, or unissued common stock directly from our Company at monthly average market prices. The shares were fully vested upon purchase and the participant could withdraw from the Stock Purchase Program at any time. The shares purchased under the Stock Purchase Program were distributed to participants annually.

(4)
Stock options to purchase an aggregate of 15,000 shares of common stock under nonqualified stock option agreements for nonemployee directors dated October 16, 2001 with Dr. James F. Gaertner (4,250), Gene Stallings (4,250), Roger R. Hemminghaus (2,500), and Colombe M. Nicholas (4,000). These options became fully vested six months after the grant date and expire on October 16, 2011.

Did we repurchase any shares of common stock during the fourth quarter of fiscal 2009?
We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2009.
ITEM 6 - SELECTED FINANCIAL DATA
Not applicable.
ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 7 should be read in the context of the information included elsewhere in this Annual Report including our consolidated financial statements and accompanying notes in Item 8 of this Annual Report.
OVERVIEW
We are organized along men’s and women’s product lines and have two reportable segments: (1) men’s accessories, consisting of belts, gifts, wallets and other small leather goods, suspenders, and sporting goods; and (2) women’s accessories, consisting of belts, small leather goods, and gifts.
The overall negative retail environment and general economic conditions which the global economy began to experience over a year ago are showing signs of modest improvement, but there seems to be little consensus on when a complete economic recovery may occur. Like most companies in the retail industry, our net sales, and resulting profitability, have been severely impacted beginning in fiscal 2008. Our customers generally have indicated they are taking a very conservative approach toward replenishing inventory in this environment. As a result, we have made the necessary adjustments internally to respond to these indications, and we continue to work closely with our retail partners to develop products and programs to fit their needs and the current environment.
Our operating results for fiscal 2009 were not only affected by lower net sales, but also the need to recognize that $1.1 million of accounts receivable may not be collectible due to several of our customers’ deteriorating financial condition and bankruptcy filings. These customers accounted for approximately 8.7% and 11.4% of our net sales in the first half of fiscal 2009 and fiscal 2008, respectively. Fiscal 2009 was also negatively impacted by a $6.9 million inventory write-down described in Note 3 of the notes to consolidated financial statements in Item 8 of this Annual Report and incorporated herein by reference.
In connection with an organizational restructuring plan announced in January 2009, we recorded charges for termination payments relating to an approximately 17% salaried employee headcount reduction ($558,000) and other costs ($216,000).
For the year, we had a net loss of $15.1 million, or $2.18 per share. In fiscal 2008, we had a net loss of $49.3 million, or $7.18 per share.
The following presents sales and gross margin data for our reportable segments (in thousands of dollars). Other financial information about our segments is incorporated herein by reference to Note 5 of the notes to consolidated financial statements included in Item 8 of this Annual Report.

		Increase
	2009	(Decrease)	2008
Net sales:
Men’s accessories	$100,759	(15.3)%	$118,949
Women’s accessories	28,258	(6.8)	30,308

	$129,017	(13.6)	$149,257

Gross margin:
Men’s accessories	$32,327	6.5%	$30,364
Women’s accessories	7,344	219.9	2,296

	$39,671	21.5	$32,660

Gross margin percent of sales:
Men’s accessories	32.1%		25.5%
Women’s accessories	26.0		7.6
Total	30.7		21.9
Our sales are generally affected by changes in demand for our product categories (volume) as well as customer allowances and returns. Sales volume also can impact our gross margins in terms of product mix between mass merchant retailers, which typically sell product at lower price points than department stores, and specialty retailers. The components of our cost of goods sold and selling, general and administrative expenses (“SG&A”) are described in Note 2 of the notes to consolidated financial statements included in Item 8 of this Annual Report and incorporated herein by reference. We include the costs related to our distribution network in SG&A while others may include all or a portion of such costs in their cost of goods sold. Consequently, our gross margins may not be comparable to others.
The following presents product line net sales by each of our segments (in thousands of dollars).

2009	Men’s		Women’s		Total
Belts	$62,462	62.0%	$11,944	42.3%	$74,407	57.7%
Gifts	22,066	21.9	1,078	3.8	23,145	17.9
Small leather goods	7,742	7.7	14,479	51.2	22,220	17.2
Other products	8,489	8.4	757	2.7	9,245	7.2

	$100,759		$28,258		$129,017

2008
Belts	$76,265	64.1%	$11,557	38.1%	$87,822	58.8%
Gifts	19,821	16.7	1,089	3.6	20,910	14.0
Small leather goods	12,790	10.7	15,964	52.7	28,754	19.3
Other products	10,073	8.5	1,698	5.6	11,771	7.9

	$118,949		$30,308		$149,257

The following presents our SG&A and depreciation and amortization expenses by segment, and our interest expense (in thousands of dollars).

	2009	Decrease	2008
Selling, general and administrative expense:
Men’s accessories	$41,440	(1.4)%	$42,008
Women’s accessories	11,591	(20.6)	14,596

	$53,031	(6.3)	$56,604

Depreciation and amortization:
Men’s accessories	$1,210	(45.8)%	$2,234
Women’s accessories	702	(27.5)	968

	$1,912	(40.3)	$3,202

Interest expense	$636	(54.4)%	$1,394

Operationally, the most significant challenges in fiscal 2009 were:
•	Maintaining gross margins and controlling SG&A expenses as net sales for fiscal 2009 declined 13.6 % from the fiscal 2008 level which was 23.8% lower than the prior year; and

•	Transitioning management to a new senior executive team and implementing restructuring plans as long-time executives retired.
We implemented an aggressive product life-cycle management program and have moved away from low margin products with either small shipping quantities or slow turnover rates. To facilitate implementation of the product life-cycle management program, we decided to liquidate inventories requiring excessive resources by reducing selling prices or scrapping items which might be difficult to sell under current market conditions. Consequently, we recorded a $6.9 million noncash inventory write-down reflecting our best estimate of the market values we anticipate realizing based on our experiences selling through inventory liquidation channels. Actual amounts realized from the marked-down inventory may differ from our estimates and such differences could have a material impact on our future results of operations, cash flows, and financial position.
2009 COMPARED TO 2008
Net Sales And Gross Margins
Our $129.0 million fiscal 2009 net sales were 13.6% lower than the prior year with an improved gross margin of 30.7% which includes a 5.4 percentage point effect of the inventory write-down. The 21.9% gross margin in fiscal 2008 on net sales of $149.3 million included an inventory write-down effect of 12.5 percentage points.
Men’s accessories segment net sales of $100.7 million in fiscal 2009 were 15.3% below the $118.9 million in fiscal 2008 as the continuing decline in economic conditions further slowed retailers’ sales of belts and small leather goods. Fewer belt sales to our largest customer accounted for almost half of the lower men’s accessories sales and a $5.0 million decline in small leather goods sales was partly offset by a $2.2 million improvement in sales of gifts. The men’s accessories fiscal 2009 sales decline was offset by lower discounts and allowances for returns approximating $7.8 million primarily for our gift products. Women’s accessories segment net sales of $28.3 million in fiscal 2009 were 6.8% below the $30.3 million in fiscal 2008 as economic conditions affected its sales of small leather goods.
Gross margin dollars in fiscal 2009 generally were lower as the result of lower sales and a $6.9 million inventory write-down which negatively impacted the margin percentage by 5.4 percentage points. The fiscal 2008 gross margin percentage was negatively impacted by 12.5 percentage points due to an $18.7 million inventory write-down that year. The margin percentage of net sales for our men’s accessories segment in fiscal 2009 improved by 6.6 percentage points over fiscal 2008 and both years were affected by inventory write-downs (fiscal 2009 - $4.8 million, or 4.8 margin percentage points; fiscal 2008 - $9.6 million, or 8.1 margin percentage points). The women’s accessories segment included inventory write-downs of $2.1 million in fiscal 2009 (7.4 percentage point margin effect) and $9.1 million in fiscal 2008 (30.0 percentage point margin effect).
Our gross margin percentages also are affected by direct shipments to our customers which are not handled in our distribution centers because higher gross margins are not required to cover distribution costs which would be included in SG&A expenses. Any material changes in sales mix, such as higher mass merchant accessory sales or direct shipments, could lower our gross margin percentages during a particular season.
Operating Expenses
Total SG&A expenses have been reduced $8.2 million over the last two years with a 6.3%, or $3.6 million, reduction in fiscal 2009 reflecting distribution cost savings of $2.5 million and other cost saving initiatives. Fiscal 2009 includes a $1.1 million provision for doubtful accounts receivable and restructuring costs of $774,000 ($558,000 associated with headcount reductions). Fiscal 2008 includes $1.1 million in restructuring costs (closing West Bend, Wisconsin distribution facility - $756,000; terminating staff at other locations - $128,000; remaining rent under a lease for a vacated office - $184,000; other initiatives - $21,000).
Fiscal 2008 operating expenses include charges of $17.8 million for the impairment of our men’s accessories segment goodwill ($16.5 million) and customer lists ($1.3 million) as we significantly revised projections of our future operating results in light of changing business conditions and lower fiscal 2008 sales.

Interest And Taxes
Interest expense for fiscal 2009 includes a $33,000 write-off of previously capitalized costs due to amending our current credit facility, but was lower than fiscal 2008 as both our borrowings and, for most of the year, interest rates were lower. Fiscal 2008 interest expense includes $196,000 of costs related to a debt covenant waiver we received for the first quarter and $176,000 related to costs previously capitalized for the credit facility with our previous lenders.
Because we incurred a net loss in fiscal 2009, we do not owe any federal income taxes and, together with the loss in fiscal 2008, we have a federal income tax net loss carryover of $32.8 million expiring in 2028 and 2029. Part of the fiscal 2008 loss was carried back and we received a $1.2 million tax refund this year.
Our effective income tax rates were a negative 3.6% in fiscal 2009 and 7% in fiscal 2008. In both years the benefits of the 34% federal statutory rate applied to our pretax losses were offset by deferred tax valuation allowances (fiscal 2009 - 39.2%; fiscal 2008 - 31.2%) and, in fiscal 2008, by an additional 8.7% for goodwill impairment which was not tax deductible. The valuation allowances are recorded as our operating results over the past three years and revised projections of future operating results do not currently indicate it is more likely than not the deferred tax assets of our US operations will ultimately be realized.
LIQUIDITY AND CAPITAL RESOURCES
Our operating activities provided cash of $3.7 million in fiscal 2009 compared to $5.6 million in fiscal 2008. This difference is primarily due to lower sales and accounts receivable and inventory reductions which provided cash of $6.7 million in fiscal 2009 and $19.8 million in fiscal 2008. In fiscal 2008, the sales level allowed us to reduce accounts payable and accrued expenses by $6.8 million. To bridge the timing gap between inventory purchases and collection of accounts receivable, our credit facility provides us with funds on a revolving basis. In fiscal 2009, periodic borrowings totaled $52.4 million and repayments totaled $52.7 million. In fiscal 2008 periodic borrowings totaled $41.9 million and repayments totaled $47.6 million. The larger amounts this year were due to an increase in the frequency of borrowing and repayment.
Capital expenditures for property and equipment of $0.5 million were primarily in support of inventory management and other computer related applications. Other investing activity was the $1.1 million funding of the supplemental executive retirement plan.
Financing activities in fiscal 2009 included credit facility short-term borrowings and repayments resulting in a $0.3 million net debt reduction for the year, and dividend payments of $0.6 million. In order to preserve capital and enhance financial flexibility, dividend payments were suspended after the first quarter of fiscal 2009.
Our primary sources of liquidity are cash flows from operating activities and our credit facility which we believe can provide adequate financial resources for our future working capital needs even though the facility was amended effective March 31, 2009 to reduce the credit limit from $35 million to $27.5 million and adjust the tangible net worth financial ratio because we did not meet the pre-amendment ratio at that date. We expect to replace our current credit facility before it expires in February 2010, but an inability to do so on favorable terms could have a material negative impact on our results of operations and financial position.
Information about our credit facility is incorporated herein by reference to Note 4 of the notes to consolidated financial statements included in Item 8 of this Annual Report. At June 30, 2009, we had $18.7 million borrowing availability and no outstanding borrowings.
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
Sensitivity Analysis The following table presents the estimated effect of the indicated increase (decrease) in our sales, based on fiscal 2009 net sales of $129.0 million, on our allowance for doubtful accounts (in thousands except per share amounts). Changes in general economic conditions, trends and developments within our industry, or situations unique to specific customers could result in significant fluctuations in the actual effects of these estimates.

	Sales		Allowances		Earnings
	Change		Reserves	Expense	Per Share
Change in customer allowances and returns	+/-	0.5%	$645/$(645)	$645/$(645)	$(0.06)/$0.06
Change in allowance for doubtful accounts	+/-	0.125	161/ (161)	161/ (161)	(0.02)/ 0.02
Inventories
Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Cost includes the direct cost of purchased products and, for manufactured products, materials, direct and indirect labor, and factory overhead. Market, with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value. In our assessment of the value of inventory, we monitor retailer sell-through rates, fashion trends, and the accumulation of excess inventory. Our assessment is both a quantitative measurement (e.g., the use of metrics such as the number of months supply on hand) and qualitative measurement (e.g., the ability to utilize certain styles in current and future programs). In general we have relationships with off-price store customers that will purchase excess inventory at discounted prices and we have been able to realize values at or above the lower of cost or market values at which we carry our inventories. If circumstances arise in which the market value of items in inventory declines below cost, an inventory markdown is estimated and charged to expense in the period identified. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected.
Sensitivity Analysis The effect of a 1% write down in the value of our June 30, 2009 inventory would be (in thousands except per share amounts):

	Percentage			Earnings
	Of Inventory	Inventory	Expense	Per Share

Change in inventory markdown	-1%	$(230)	$230	$(0.02)
Uncertain Tax Positions
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
Share-Based Compensation
The fair values of restricted stock and performance unit grants payable in stock are estimated to be the market price of our common stock on the grant dates and, for performance units, reduced by the present value of estimated future dividends. The assumptions we use to estimate the fair value of our stock options are based on historical information and current economic conditions. Estimated fair values increase if the expected dividend yield decreases and the other assumptions increase. Neither the grant-date market values of our stock nor the resulting output of the Black-Scholes option-pricing model using our assumptions may be the value ultimately realized by our directors and employees or accurately measure the tax benefits we may realize.
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
The information in Note 2 of the notes to consolidated financial statements included in Item 8 of this Annual Report is incorporated herein by reference.
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tandy Brands Accessories, Inc.
We have audited the accompanying consolidated balance sheets of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tandy Brands Accessories, Inc. and subsidiaries at June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Dallas, Texas
August 27, 2009

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,670	$2,855
Accounts receivable	19,566	21,496
Inventories	23,022	35,535
Other current assets	8,282	8,783

Total current assets	54,540	68,669

Property and equipment	3,776	5,382

Other assets:
Intangibles	2,742	3,069
Other assets	908	1,617

Total other assets	3,650	4,686

	$61,966	$78,737

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$9,369	$10,312
Accrued compensation	5,932	1,985
Accrued expenses	2,124	2,725
Note payable	-	363

Total current liabilities	17,425	15,385

Other liabilities:
Supplemental executive retirement obligation	-	1,893
Other liabilities	2,825	3,581

Total other liabilities	2,825	5,474

Commitments

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	-	-
Common stock, $1.00 par value, 10,000 shares authorized, 7,037 shares and 7,049 shares issued and outstanding	7,037	7,049
Additional paid-in capital	34,867	34,840
Retained earnings (deficit)	(56)	15,337
Other comprehensive income	984	1,666
Shares held by Benefit Restoration Plan Trust	(1,116)	(1,014)

Total stockholders’ equity	41,716	57,878

	$61,966	$78,737

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Operations
(in thousands except per share amounts)

	Year Ended June 30
	2009	2008
Net sales	$129,017	$149,257
Cost of goods sold	82,417	97,872
Inventory write-down	6,929	18,725

	89,346	116,597

Gross margin	39,671	32,660

Selling, general and administrative expenses	53,031	56,604
Depreciation and amortization	1,912	3,202
Goodwill and other intangibles impairment	-	17,774

Total operating expenses	54,943	77,580

Operating loss	(15,272)	(44,920)

Interest expense	(636)	(1,394)
Other income	228	237

Loss before income taxes	(15,680)	(46,077)
Income taxes (benefit)	(569)	3,211

Net loss	$(15,111)	$(49,288)

Loss per common share	$(2.18)	$(7.18)

Loss per common share assuming dilution	$(2.18)	$(7.18)

Cash dividends declared per common share	$0.04	$0.16

Common shares outstanding	6,937	6,863

Common shares outstanding assuming dilution	6,937	6,863
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended June 30
	2009	2008
Cash flows provided by operating activities:
Net loss	$(15,111)	$(49,288)
Adjustments to reconcile net loss to net cash provided by operating activities:
Inventory write-down	6,929	18,725
Goodwill and other intangibles impairment	-	17,774
Doubtful accounts receivable provision	1,091	130
Depreciation and amortization	1,944	3,237
Stock compensation expense	195	249
Amortization of debt costs	233	315
Deferred income taxes	(405)	3,074
Other	(629)	729
Change in assets and liabilities:
Accounts receivable	839	9,731
Inventories	5,830	10,112
Other assets	2,406	(2,328)
Accounts payable	(736)	(6,233)
Accrued expenses	1,133	(585)

Net cash provided by operating activities	3,719	5,642

Cash flows used for investing activities:
Purchases of property and equipment	(542)	(594)
Funding supplemental executive retirement plan	(1,060)	-

Net cash used for investing activities	(1,602)	(594)

Cash flows used by financing activities:
Stock purchase program (withdrawals)	(145)	840
Stock options exercised	-	67
Dividends paid	(564)	(1,112)
Change in cash overdrafts	(230)	(358)
Proceeds from borrowings	52,370	41,911
Borrowing repayments	(52,733)	(47,617)

Net cash used by financing activities	(1,302)	(6,269)

Net increase (decrease) in cash and cash equivalents	815	(1,221)

Cash and cash equivalents beginning of year	2,855	4,076

Cash and cash equivalents end of year	$3,670	$2,855

Supplemental cash flow information:
Interest paid	$460	$859
Income taxes paid	$502	$545
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Stockholders’ Equity
(in thousands except per share amounts)

						Shares Held
			Additional	Retained	Other	By Benefit	Total
	Common Stock		Paid-In	Earnings	Comprehensive	Restoration	Stockholders’
	Shares	Amount	Capital	(Deficit)	Income	Plan Trust	Equity
Balance June 30, 2007	6,912	$6,912	$33,616	$66,967	$1,326	$(914)	$107,907

Uncertainty in income taxes accounting change	-	-	-	(1,225)	-	-	(1,225)
Comprehensive (loss):
Net (loss)	-	-	-	(49,288)	-	-	(49,288)
Currency translation adjustments	-	-	-	-	340	-	340

							(48,948)
Cash dividends declared - $0.16 per share	-	-	-	(1,120)	-	-	(1,120)
Stock sold to Stock Purchase Program	113	113	727	-	-	-	840
Stock options exercised	8	8	59	-	-	-	67
Share-based compensation	16	16	438	3	-	-	457
Benefit Restoration Plan Trust shares purchased	-	-	-	-	-	(100)	(100)

Balance June 30, 2008	7,049	7,049	34,840	15,337	1,666	(1,014)	57,878
Comprehensive (loss):
Net (loss)	-	-	-	(15,111)	-	-	(15,111)
Currency translation adjustments	-	-	-	-	(682)	-	(682)

							(15,793)
Cash dividends declared - $0.04 per share	-	-	-	(282)	-	-	(282)
Stock Purchase Program withdrawals	(25)	(25)	(120)	-	-	-	(145)
Share-based compensation	13	13	147	-	-	-	160
Benefit Restoration Plan Trust shares purchased	-	-	-	-	-	(102)	(102)

Balance June 30, 2009	7,037	$7,037	$34,867	$(56)	$984	$(1,116)	$41,716

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Overview
The Company
We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, gifts, small leather goods, eyewear, neckwear, and sporting goods. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.
Basis Of Presentation
U.S. generally accepted accounting principles (“US GAAP”) promulgated by the Financial Accounting Standards Board (“FASB”), its predecessors, and others as of June 30, 2009, as well as future authoritative accounting principles, are set forth in the FASB Accounting Standards Codification™ (“ASC”). Future references to US GAAP will be to the ASC number, rather than to literature numbers and titles such as FASB Statements of Financial Accounting Standards numbers and titles. A basic view of the codification is available on the Internet without charge at www.fasb.org where the codification is explained at ASC 105-10, Generally Accepted Accounting Principles.
The preparation of our consolidated financial statements in accordance with US GAAP requires the use of estimates that affect the reported value of assets, liabilities, revenues, and expenses. These estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as the business and economic environments change, including evaluation of events subsequent to our fiscal year end through August 27, 2009, the financial statements issuance date. Actual results may differ from these estimates under different assumptions or conditions. Such differences could have a material impact on our future financial position, results of operations, and cash flows.
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation. Certain amounts have been reclassified in the fiscal 2008 financial statements to conform to the fiscal 2009 presentation.
Foreign Currency Translation
The functional currency for our foreign subsidiary is the Canadian dollar. Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and resulting translation gains or losses are accumulated in other comprehensive income as a separate component of stockholders’ equity. Revenue and expenses are translated at monthly average exchange rates.
Note 2 - Summary Of Significant Accounting Policies
Fair Values
We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or our assumptions about the assumptions market participants would use (Level 3 inputs). Our financial instruments consist primarily of cash, trade receivables and payables, and our credit facility. The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values. Our credit facility bears interest at floating market interest rates; therefore, the fair value of amounts borrowed approximate their carrying values.
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
Allowance account transactions, including deductions for returns and uncollectible accounts written off net of recoveries, were (in thousands):

	Beginning	Charged To		Ending
Fiscal Year	Balance	Expense	Deductions	Balance
2009	$1,171	$6,298	$5,452	$2,017
2008	943	9,540	9,312	1,171
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

	2009	2008
Raw materials	$1,489	$2,545
Work-in-process	68	148
Finished goods	21,465	32,842

	$23,022	$35,535

Advance payments for inventory of $1.7 million and $1.2 million are included in other current assets at June 30, 2009 and 2008, respectively.
Property And Equipment
Property and equipment are carried at cost less accumulated depreciation calculated using the straight-line method (in thousands):

	2009	2008	Depreciation Rates
Buildings	$3,667	$4,171	3%
Leasehold improvements	3,096	3,232	Lesser of lease term or asset life
Machinery and equipment	23,668	24,996	10% to 50%

	30,431	32,399
Accumulated depreciation	(26,655)	(27,017)

	$3,776	$5,382

Depreciation expense: 2009 - $1,617 ; 2008 - $2,723
The net book value of property and equipment of our men’s accessories segment no longer used in our operations is included in other current assets (2009 - $3.2 million; 2008 - $3.1 million) and is held for sale without expectation of incurring a loss; however, amounts actually realized from their sale may differ from our estimates.
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

Derivative Instruments
We did not have any significant derivative activities as of June 30, 2009 or 2008 and we do not enter into derivative investments for the purpose of speculative investment. Our overall risk management philosophy is re-evaluated as business conditions change.
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
Costs And Expenses
Cost of goods sold includes our costs associated with the procurement and manufacture of inventory, such as the cost of inventory and raw materials purchased from overseas, costs of shipping from our suppliers, ticketing and labeling of product and, where applicable, labor and overhead related to our product manufacturing facilities. Selling, general and administrative expenses (“SG&A”) include our costs related to activities incurred in the normal course of business which are not associated with the procurement or production of inventory. They also include costs associated with our distribution centers (2009 - $12.1 million; 2008 - $14.6 million). Those amounts include $2.7 million of shipping and handling expenses in both years.
Advertising Costs
Advertising costs, consisting primarily of shows and conventions as well as display and print advertising, are expensed as they are incurred (2009 - $1.3 million; 2008 - $1.9 million).
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
A $1.2 million liability was recognized as of July 1, 2007, with a corresponding reduction in retained earnings, resulting from the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”), a clarification of the accounting in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (ASC 740-10, Income Taxes).
Recent Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) (ASC 825-10, Financial Instruments) permits choosing to measure certain financial assets and liabilities at fair value. We have not elected to measure any assets or liabilities at fair value which were not being so measured prior to our adopting SFAS 159 on July 1, 2008.
Effective July 1, 2008, we adopted the disclosure requirements of SFAS No. 157, Fair Value Measurements and Disclosures, (“SFAS 157”) (ASC 820-10, Fair Value Measurements and Disclosures) issued by the FASB in September 2006, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance for carrying instruments at fair value. FASB Staff Position No. 157-2 (ASC 820-10-65) issued in February 2008 allows us to delay application of SFAS 157 for nonfinancial assets and liabilities until the first quarter of fiscal 2010.

We have adopted SFAS No. 165, Subsequent Events, (ASC 855, Subsequent Events) issued by the FASB in May 2009 which requires us to evaluate post-balance sheet date events and transactions for potential recognition or disclosure in the financial statements.
Effective July 1, 2009, we will adopt the accounting and reporting requirements of SFAS No. 141 (revised 2007), Business Combinations, (ASC 805-10, Business Combinations) issued by the FASB in December 2007 together with the guidance in FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, (ASC 350-30-55) issued in April 2008. Together they require recognition of assets acquired and liabilities assumed at their fair values at the acquisition date using the acquisition method, including goodwill recognition as a residual or a gain from a bargain purchase. The new accounting will have no effect on previously acquired assets, liabilities, or goodwill.
Note 3 - Significant Events
Fiscal 2010 Acquisition Subsequent Event
On July 9, 2009, we purchased from Chambers Belt Company (“Chambers”), a wholly-owned subsidiary of Phoenix Footwear Group, Inc., its intellectual property, customer relationships, manufacturing equipment, and substantially all of its inventory. We also assumed its licenses with Wrangler Apparel, Inc. (“Wrangler”) to sell men’s and boy’s belts and accessories in the mass merchants and western markets (“Wrangler Mass” and “Western/Specialty”, respectively) and a manufacturing contract between Chambers and Maquiliadora Chambers de Mexico, S.A. de C.V. (“MCM”). We have employed certain of Chambers employees and leased its former facilities in Commerce, California.
We paid $3.6 million to Chambers and certain of its vendors, subject to audit of inventory quantities, and a $0.4 million advance on the earn-out provisions of the purchase agreement. The earn-out requires payment of 21.5% of our net sales (potentially $15 to $20 million annually) through July 9, 2010 of private label and Wrangler Mass products formerly sold by Chambers, with a $2.0 million minimum guarantee. The Wrangler Mass and Western/Specialty licenses expire in June 2010 and December 2010, respectively, with the expectation we will enter into new agreements before those dates. Both licenses provide for 5% of net sales royalty payments through December 2009 and the Wrangler Mass license provides for a 4% royalty thereafter. The licenses have minimum royalty guarantees of $497,000 through December 2009 and the Western/Specialty license has a $210,000 annual guarantee thereafter. The Wrangler Mass royalties are payable by Chambers from the earn-out, but are guaranteed by us.
Under the MCM contract, MCM will manufacture products for us under the direction and supervision of our employees utilizing machinery we purchased from Chambers and raw materials which we will supply. There is a minimum wage guarantee for any week we do not require MCM to manufacture products for us and the contract may be terminated on sixty days notice. Commerce, California minimum rental payments through December 2009 are $32,000 per month.
We expect to allocate the purchase price to the assets acquired and liabilities assumed by the end of the fiscal 2010 first quarter.
Fiscal 2009 Inventory Write-Down And Restructuring Charges
Based on the organizational restructuring plan of our chief executive officer who joined the Company in October 2008 and the views of other recently-recruited senior members of management, we concluded our stockholders would be better served by allocating our resources to products with higher margins and larger shipping quantities. As a result of this focus, we implemented an aggressive product life-cycle management program and have moved away from low margin products with either small shipping quantities or slow turnover rates. To facilitate implementation of the product life-cycle management program, we decided to liquidate certain inventories requiring excessive resources by reducing selling prices or scrapping items which might be difficult to sell under current market conditions. Consequently, we recorded an $6.9 million noncash inventory write-down reflecting our best estimate of the market values we anticipate realizing based on our experiences selling through inventory liquidation channels. Actual amounts realized from the marked-down inventory may differ from our estimates and such differences could have a material impact on our future results of operations, cash flows, and financial position. In connection with the organizational restructuring plan, we also recorded charges included in SG&A for termination payments ($558,000) and other costs ($216,000).

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
Out-of-program and slow-moving inventory was marked down to our best estimate of the market value we anticipated realizing based on our experiences selling through inventory liquidation channels. We expected that reducing the prices for these items would enable us to liquidate much more inventory than we would have under our previous pricing. Although we believe the out-of-program and slow-moving inventory would continue to be saleable over the long term at previously marked down prices, the new philosophy and valuation methodology was driven by decisions to reduce overall inventory levels and sell large quantities of out-of-program and slow-moving inventory as quickly as possible. In fiscal 2008 and 2009 we had higher than expected margins on initial sales of the marked-down inventory; however, we estimate the marked-down amounts are in line with our expectations for selling the remaining out-of-program and slow moving inventory. Actual amounts realized from this marked-down inventory may differ from our estimates and such differences could have a material impact on our future results of operations, cash flows, and financial position.
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
Note 4 - Credit Arrangements
We have a $27.5 million credit facility for borrowings and letters of credit which was amended effective March 31, 2009 to reduce the credit limit from $35 million and adjust the tangible net worth financial ratio. At June 30, 2009, we had $18.7 million borrowing availability based on our accounts receivable and inventory levels, outstanding letters of credit totaling $512,000, and no outstanding borrowings under the facility. Outstanding borrowings under the facility at June 30, 2008 were $363,000 bearing interest at a rate of 5.25%. Borrowings, which are due on the facility’s expiration in February 2010, bear interest at the daily adjusting one-month LIBOR rate plus 4.5% (6.5% at June 30, 2009) or, if such rate is not available under the terms of the credit facility note, the lender’s prime rate plus 4.5%. We expect to replace our current credit facility before it expires.
The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries. It requires the maintenance of a $33.5 million tangible net worth financial ratio, as adjusted quarterly for future earnings and issuance of equity ownership interests, as of the end of each fiscal quarter which, if not met, could adversely impact our liquidity. The facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements. The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying debt, and making certain property transfers.
Our Canadian subsidiary has a CAD $1.4 million credit facility (direct advances limited to US $1.1 million) secured by its cash, credit balances, and deposit instruments with interest at the lender’s prime or US base rates. There have been no borrowings under this line of credit.

Interest expense includes amortization of costs incurred in connection with our credit facilities over the periods of the facilities (2009 - $233,000; 2008 - $139,000) and costs in fiscal 2008 related to the credit facility with our previous lenders (debt covenant waiver - $196,000; write-off of previously capitalized costs - $176,000). At June 30, 2009 the remaining debt costs to be amortized were $182,000, including the balance of a $100,000 fee in connection with amending our credit facility effective March 31, 2009 because we did not meet the pre-amendment tangible net worth financial ratio at that date.
Note 5 - Disclosures About Segments Of Our Business And Related Information
We are organized along men’s and women’s product lines and have two reportable segments: (1) men’s accessories, consisting of belts, gifts, wallets and other small leather goods, eyewear, neckwear, and sporting goods; and (2) women’s accessories, consisting of belts, small leather goods, and gifts. General corporate expenses and depreciation and amortization related to assets recorded in our corporate accounting records are allocated to each segment based on the respective segment’s asset base. Management measures each segment based upon income or loss before income taxes utilizing accounting policies consistent in all material respects with those described in Note 2. No inter-segment revenue is recorded.
The following presents operating and asset information by reportable segment (in thousands).

	2009	2008
Net sales:
Men’s accessories	$100,759	$118,949
Women’s accessories	28,258	30,308

	$129,017	$149,257

Operating loss: (1)
Men’s accessories (2)	$(10,323)	$(31,652)
Women’s accessories (3)	(4,949)	(13,268)

	(15,272)	(44,920)
Interest expense (4)	(636)	(1,394)
Other income (5)	228	237

Loss before income taxes	$(15,680)	$(46,077)

Depreciation and amortization:
Men’s accessories	$1,210	$2,234
Women’s accessories	702	968

	$1,912	$3,202

Capital expenditures:
Men’s accessories	$110	$101
Corporate	432	493

	$542	$594

Total assets:
Men’s accessories	$44,085	$53,079
Women’s accessories	9,459	15,792
Corporate	8,422	9,866

	$61,966	$78,737

(1)	Operating loss consists of net sales less cost of goods sold and specifically identifiable and allocated SG&A expenses.

(2)
Men’s accessories’ fiscal 2009 operating loss includes an inventory write-down ($4.8 million) and restructuring costs ($0.6 million). The fiscal 2008 loss includes charges of $28.4 million: goodwill impairment ($16.5 million); write-down of out-of-program and slow-moving inventory ($9.6 million); intangibles impairment ($1.3 million); and restructuring ($1 million).

(3)
Women’s accessories’ fiscal 2009 operating loss includes an inventory write-down ($2.1 million) and restructuring costs ($0.2 million). The fiscal 2008 loss includes charges of $9.2 million: write-down of out-of-program and slow-moving inventory ($9.1 million); and restructuring ($0.1 million).

(4)
Interest expense for fiscal 2008 includes $196,000 of costs related to a debt covenant waiver we received for the first quarter and $176,000 related to costs previously capitalized for the credit facility with our previous lenders.

(5)	Other income includes interest, royalty income from corporate trade names, and other income not specifically identifiable with a segment.
The only customers accounting for 10% or more of our total net sales were Wal-Mart Stores, Inc. (2009 - 43%; 2008 - 41%) and Kohl’s Department Stores, Inc. (2009 - 10%). Our annual purchases from one supplier were $20.1 million in fiscal 2009 and $27.7 million in fiscal 2008.
Our net sales, loss before income taxes, property and equipment, and total assets by geographic location were (in thousands):

	2009	2008
Net sales:
United States	$118,568	$137,753
Canada	10,449	11,504

	$129,017	$149,257

(Loss) income before income taxes:
United States	$(16,294)	$(45,403)
Canada	614	(674)

	$(15,680)	$(46,077)

Property and equipment:
United States	$29,715	$31,620
Canada	716	779

	$30,431	$32,399

Total assets:
United States	$56,180	$72,349
Canada	5,786	6,388

	$61,966	$78,737

Our Canadian subsidiary is part of our men’s accessories segment. Its sales and income are converted to U.S. dollars at monthly average exchange rates. Property and equipment and total assets are converted at each fiscal year end exchange rate.
Note 6 - Leases And Royalties
We lease office, warehouse, and manufacturing facilities under noncancelable operating leases expiring through the year 2013 with varying renewal and escalation clauses. Our rental expense in fiscal 2009 and 2008 totaled $2.0 million and $2.4 million, respectively.

We have licensing agreements with other companies to use their trademarks on our products. Royalty expense in fiscal 2009 and 2008 related to these agreements totaled $2.1 million and $2.7 million, respectively.
As of June 30, 2009, future payments under our leases, including additional rents under escalation clauses, and minimum royalty commitments were (in thousands):

Fiscal Year	Rent	Royalty
2010	$1,371	$1,141
2011	584	988
2012	458	725
2013	251	123

	$2,664	$2,977

Note 7 - Income Taxes
Significant components of our net deferred tax assets were (in thousands):

	2009	2008
Inventory valuation	$5,279	$7,942
Net operating loss carryover	12,199	3,533
Compensation plans	1,401	1,768
Uncertain tax positions	918	844
Depreciation	885	816
Accounts receivable valuation	624	202
Other net	186	74

	21,492	15,179
Valuation allowance	(21,087)	(15,179)

Net	$405	$-

Significant components of our income tax provisions were (in thousands):

	2009	2008
Current:
Federal (benefit)	$-	$(1,412)
State	89	235
Foreign	155	300

	244	(877)

Deferred:
Federal	(5,479)	(11,263)
State	(575)	82
Foreign	(415)	-
Uncertain tax positions	(252)	90
Valuation allowance	5,908	15,179

	(813)	4,088

	$(569)	$3,211

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	2009	2008
Statutory rate	(34.0)%	(34.0)%
Deferred tax valuation allowance	39.2	31.2
Goodwill impairment	-	8.7
State and foreign taxes net of federal tax benefit	(5.1)	1.1
Uncertain tax positions	(1.7)	0.2
Other net	(2.0)	(0.2)

	(3.6)%	7.0%

Our $32.8 million federal income tax net operating loss carryover expires in 2028 and 2029. While it is reasonably possible a current examination of state income tax returns for the fiscal years 1999 through 2003 involving uncertain tax positions could be resolved within the next twelve months through settlement or administrative proceedings, the potential impact cannot be estimated at this time. Otherwise, the majority of our state income tax returns are no longer subject to examination for years before 2004. US federal income tax returns are no longer subject to examination for years before fiscal 2005 and Canadian income tax returns are no longer subject to examination for years before 2000.

The following presents information about our unrecognized tax benefits of uncertain tax positions (in thousands).

	2009	2008
Unrecognized tax benefits:
Beginning of year	$1,870	$1,946
Increases (decreases) in prior years’ tax positions	119	(48)
Statutes of limitations lapses	(468)	(26)
Settlements	-	(2)

End of year	1,521	1,870
Accrued interest and penalties	1,171	1,074

Uncertain tax positions liability	$2,692	$2,944

Unrecognized tax benefits affecting tax rate if recognized	$1,003	$1,393
Interest and penalty expense	$97	$221
Note 8 - Intangibles And Goodwill
The following tables present information about the cost we have allocated to finite-lived intangible assets we acquired as part of business acquisitions (in thousands).

	2009	2008
Gross carrying amount	$6,655	$6,730
Accumulated amortization	(3,913)	(3,661)

	$2,742	$3,069

	2009		Weighted-Average Life
	Balance	Expense	Total	Remaining
Trade names	$2,734	$316	20.7	8.7
Other	8	11	20.0	4.0

	$2,742	$327	20.7	8.6

Amortization expense: 2009 - $327; 2008 - $514
Estimated annual amortization expense: 2010 and 2011 - $318; following three years - $300
Changes in the carrying amount of goodwill were (in thousands):

June 30, 2007 - Accumulated amortization - $6,670	$16,361
Currency translation adjustment	114
Impairment	(16,475)

June 30, 2008	$-

Goodwill and customer lists of our men’s accessories segment were written-off in fiscal 2008 as the result of assessments of their future cash flows in light of changing business conditions which resulted in significantly revised projections of future operating results.
Note 9 - Share-Based Compensation
Omnibus Plan
The Tandy Brands Accessories, Inc. 2002 Omnibus Plan (“Omnibus Plan”), approved by our stockholders in 2002, is designed to attract and retain the services of key management employees and members of our board of directors through the granting of incentive stock options (other than to directors), nonqualified stock options, performance units, stock appreciation rights, or restricted stock. Restricted stock and stock option awards under the Omnibus Plan and prior stock option plans have a maximum contractual life of ten years and specific vesting terms and performance goals are addressed in each equity award grant. All shares available for grant under our prior plans have been transferred to the Omnibus Plan and are authorized and reserved for issuance under the Omnibus Plan. All shares of common stock presently authorized and reserved for issuance on the exercise of stock options or vesting of restricted stock will automatically be authorized and reserved for issuance under the Omnibus Plan on their cancellation, forfeiture, or expiration. At June 30, 2009, there were 269,046 shares of common stock available for future grants and 293,387 shares reserved for issuance pursuant to performance unit awards following the end of the July 1, 2008 to June 30, 2011 performance cycle if we achieve the maximum performance goal.

The Omnibus Plan provides that, when a nonemployee director is first elected or appointed to our board of directors, the director will be awarded 4,060 shares of restricted stock. The Omnibus Plan also provides that on or about the beginning of each fiscal year, each continuing nonemployee director will be awarded shares of restricted stock (Chairman of the Board - 4,200 shares; each other director - 3,000 shares). If the board so elects, an alternative form of award with a substantially equivalent value, other than an incentive stock option, may be granted in lieu of restricted stock.
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

		Weighted-Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested June 30, 2008	59,810	$11.18
Granted	21,000	4.93
Vested	(40,969)	10.91

Nonvested June 30, 2009	39,841	8.16

Restricted stock fair values on the vesting dates in fiscal 2009 and 2008 were $189,000 and $237,000, respectively.
Stock Options Stock options granted to our nonemployee directors are nonqualified and become fully vested six months after the grant date, the requisite service period. Nonqualified options granted to employees vest annually at a rate of one-third per year, beginning one year after the grant date, and have a three-year requisite service period.
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

		Weighted-Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term	Value
Outstanding June 30, 2008	532,732	$11.49
Granted	30,000	5.31
Forfeited and cancelled	(105,407)	13.62

Outstanding June 30, 2009	457,325	10.60

Vested and expected to vest	457,325	10.60	3.4 Years	-

Exercisable	427,325	10.97	3.0 Years	-

The $1.66 weighted-average grant-date fair value of options granted in fiscal 2009 was estimated using a risk-free interest rate of 3.29%, no dividend yield, 0.355% stock price volatility, and a 7 year holding period. In fiscal 2008, we received $57,000 from the exercise of options having a $25,000 intrinsic value and realized $9,000 in tax benefits.
Performance Units Performance units payable 50% in cash and 50% in shares of our common stock following the end of the performance cycle were awarded in fiscal 2009. The units earned during the performance cycle vary from 0% to 200% of the units awarded based on our basic earnings per share for each of the three fiscal years ending June 30, 2011, excluding the effects of accounting principles changes, extraordinary items, recognized capital gains and losses and, as determined by our board of directors, one-time, non-operating items. Employees vest in 200% of the units awarded if there is a change in control or in the portion of units earned equal to the years employed during the cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement; otherwise, units cliff vest at the end of the cycle.
The performance units have a $1.00 assigned value. The weighted-average fair value of performance unit shares was based on the grant-date market price of our common stock assuming no dividend payments during the performance cycle.

		Shares
			Weighted-Average
	Performance		Grant-Date
	Units(1)	Number(1)	Fair Value
Granted	1,260,000	328,108	$1.92
Forfeited	(133,334)	(34,721)	1.92

Outstanding June 30, 2009	1,126,666	293,387	1.92

Vested and expected to vest	1,126,666	293,387	1.92

(1) Assuming maximum payout.
The performance units awarded to employees in fiscal 2007 expired unvested on June 30, 2009 as the minimum return on noncash assets criterion was not achieved.
Expense Share-based compensation expense of $276,000 and $463,000 was recognized in fiscal 2009 and 2008, respectively, together with income tax benefits of $102,000 and $171,000, respectively. Estimated unrecognized expense of $720,000 remained at June 30, 2009 to be recognized over a weighted-average period of 2 years. The number of stock options and performance units expected to vest in determining compensation expense to be recognized were estimated based on employment termination, option forfeiture patterns, and actual and estimated earnings per share.
Note 10 - Employee Benefit Plans And Consulting Agreement
Our total contributions to our 401(k) Plan, Stock Purchase Program, and Benefit Restoration Plan were $655,000 and $952,000 in fiscal 2009 and 2008, respectively.
401(k) Plan Our Employees Investment Plan is open to substantially all of our full-time employees. Eligible employees may contribute up to 25% of their annual compensation to the 401(k) Plan on a pretax basis. We, at our discretion, match 100% of employee contributions up to 5% of compensation. The 401(k) Plan allows participants to direct the investment of both employee and matching employer contributions from a variety of investment alternatives, one of which is our common stock.
Stock Purchase Program Until its suspension in September 2008, our Stock Purchase Program (“Program”) was open to all full-time employees who had been employed at least six months, but less than one year, or who had been employed one year or more and were contributing to the 401(k) Plan. Under the Program participants could contribute either 5% or 10% of their earnings and we matched 25% or 50% of each participant’s contribution depending on their length of employment and other considerations. Excluding the right to assign, alienate, pledge, or otherwise encumber their accounts, participants immediately vested in all contributions to their accounts which were invested in our common stock. The Program purchased treasury stock, if available, or unissued common stock directly from us at monthly average market prices. The shares purchased under the Program were distributed to participants annually.
Benefit Restoration Plan Our Benefit Restoration Plan (“BRP”) is a nonqualified deferred compensation plan to restore retirement benefits for a select group of our management and highly compensated employees who are eligible to make contributions to the 401(k) Plan, but whose contributions to the 401(k) Plan are reduced due to limitations imposed by the Internal Revenue Code of 1986, as amended. For any plan year, participants may elect to defer, on a pretax basis, between 1% and 10% of their annual compensation, reduced by their total contributions to the 401(k) Plan during the year. Participants may direct the investment of their contributions in various investment alternatives, including our common stock. We make quarterly matching cash contributions to the BRP on the participant’s behalf equal to 150% of the amount the participant deferred during the quarter, up to a maximum of 5% of the participant’s annual compensation. Our matching contributions are required to be invested in our common stock, or as we otherwise determine. All benefit payments from the BRP are made in cash either in a lump sum or monthly installments over a period not exceeding ten years. Our liability associated with the BRP is included in accrued compensation in 2009 ($281,000) and other liabilities in 2008 ($505,000) and is expected to be paid in January 2010 to the only current participants who have retired.
Acknowledgment and Release Agreement Our former chief executive officer who retired as an employee as of June 30, 2009, and was the only actively employed participant in the Company’s Supplemental Executive Retirement Plan (“SERP”) when it was terminated in September 2005, entered into an Acknowledgment and Release Agreement (“Agreement”), a defined contribution agreement. The Agreement entitles the officer to (1) the funds in the rabbi trust (“Trust”) we established to set aside amounts to assist in satisfying our obligations under the SERP and (2) an additional $331,000 for each of the fiscal years 2006, 2007, and 2008. The additional amounts, together with interest at a rate per year equal to our cost of borrowing, were contributed to the Trust in July 2008. Our liability under the Agreement at June 30, 2009 and 2008 was $1.7 million and $1.9 million, respectively. The Trust’s assets are invested in Level 1 securities and are included in other current assets in 2009 ($1.7 million) and other assets in 2008 ($0.8 million). These funds will continue to be invested under the terms of the Trust and are expected to be paid in January 2010.
Consulting Agreement We entered into a Consulting Agreement with our former chief executive officer for consulting services to be provided to the Company for which he will receive $400,000 each fiscal year through June 2012. Our former chief executive officer agreed that, during the term of the agreement, he will not compete, carry on or engage in a business similar to our business, solicit or accept business from any of our customers, and/or solicit or encourage any of our employees to leave the employ of our Company. He also agreed to a complete waiver and release of any and all claims that he may have against us. The agreement includes other standard terms, including, without limitation, confidentiality, non-disparagement and indemnification provisions.
Note 11 - Director Stock Deferral Plan
The 1995 Stock Deferral Plan for Non-Employee Directors (“Deferral Plan”) provides nonemployee directors with an opportunity to defer receipt of their fees until a future date determined by each director. We record compensation expense for the amount of the deferred fees which are credited, together with dividend equivalents, to an account we maintain in phantom stock units equivalent in value to our common stock. The payment of deferred fees will be settled in shares of our common stock, or at our option, in cash based on the then current market price of our stock. No director is currently deferring fees and changes in the market value of our common stock reduced the value of previously deferred amounts by $82,000 and $213,000 in fiscal 2009 and 2008, respectively. At June 30, 2009, there were 28,375 shares of common stock available for settlement of future deferrals.
Note 12 - Preferred Stock
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

Note 13 - Loss Per Share
Our basic and diluted losses per common share are computed as follows (in thousands except per share amounts):

	2009	2008
Numerator for basic and diluted earnings per share:
Net loss	$(15,111)	$(49,288)

Denominator:
Weighted-average shares outstanding	6,936	6,860
Contingently issuable shares	1	3

Denominator for earnings per share	6,937	6,863

Basic and diluted loss per common share	$(2.18)	$(7.18)
Potentially dilutive securities which could have had an antidilutive effect on our losses per share were (in thousands except per share amounts):

	2009	2008
Stock options (exercise prices per share: 2009 - $5.31 to $16.81; 2008 - $5.63 to $17.56)	457	533
Benefit Restoration Trust shares	122	90
Performance units	46	-
Nonvested restricted stock not contingently issuable	3	33
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T) - CONTROLS AND PROCEDURES
Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009 in alerting them in a timely manner to material information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission under the Exchange Act.
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
In order to assess the effectiveness of our internal control over financial reporting as of June 30, 2009 as required by Section 404 of the Sarbanes-Oxley Act of 2002, we conducted an evaluation of the effectiveness of our internal control over financial reporting under the supervision and with the participation of our management, including our

Chief Executive Officer and Chief Financial Officer, which included testing based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Based on that assessment, we determined that our internal control over financial reporting was effective as of June 30, 2009.
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
Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B - OTHER INFORMATION
None.

PART III
The information required by Items 10 through 14 of this Annual Report on Form 10-K is included in our definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference. Such information and its location in the Proxy Statement are as follows:

Item
Caption In The
Tandy Brands Accessories, Inc.
2009 Proxy Statement

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
“Proposal One: Election of Directors
– Biographical and Other Information Regarding Our
   Nominees for Re-Election to Our Board of Directors”
“Proposal One: Election of Directors
– Biographical and Other Information Regarding Our
   Continuing Directors”

“Executive Officers”

“Proposal One: Election of Directors
– Corporate Governance Information
– Code of Ethics”

“Proposal One: Election of Directors
– Corporate Governance Information
– Audit Committee”

“Section 16(a) Beneficial Ownership Reporting
Compliance”

ITEM 11 - EXECUTIVE COMPENSATION
“Executive Compensation”

“Proposal One: Election of Directors
– Director Compensation”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
“Security Ownership of Certain Beneficial Owners”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
“Proposal One: Election of Directors
– Corporate Governance Information
– Review, Approval or Ratification of Transactions
   with Related Persons”

“Proposal One: Election of Directors
– Corporate Governance Information
– Director Independence”

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES
“Proposal Two: Ratification of Independent Auditor -
Background”

PART IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following financial statements are included in Item 8 of this Annual Report:
•	Consolidated Balance Sheets as of June 30, 2009 and 2008

•	Consolidated Statements of Operations for the years ended June 30, 2009 and 2008

•	Consolidated Statements of Cash Flows for the years ended June 30, 2009 and 2008

•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2009 and 2008
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

Date: August 27, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ N. Roderick McGeachy	Director, Chairman of the Board,	August 27, 2009

N. Roderick McGeachy	President and Chief Executive Officer (principal executive officer)

/s/ W. Grady Rosier	Lead Independent Director	August 27, 2009

W. Grady Rosier

/s/ Dr. James F. Gaertner	Director	August 27, 2009

Dr. James F. Gaertner

/s/ Roger R. Hemminghaus	Director	August 27, 2009

Roger R. Hemminghaus

/s/ George C. Lake	Director	August 27, 2009

George C. Lake

/s/ Colombe M. Nicholas	Director	August 27, 2009

Colombe M. Nicholas

/s/ Gene Stallings	Director	August 27, 2009

Gene Stallings

/s/ William D. Summitt	Director	August 27, 2009

William D. Summitt

/s/ M.C. Mackey	Chief Financial Officer	August 27, 2009

M.C. Mackey	(principal financial officer and
principal accounting officer)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

(3) Articles of Incorporation and Bylaws

3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4) Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	01-18927	3.1

4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/14/08	0-18927	4.3

4.4	Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009	10-Q	5/14/09	0-18927	4.4

(10) Material Contracts

10.1	Tandy Brands Accessories, Inc. Benefit Restoration Plan and related Trust Agreement and Amendments Nos. 1 and 2 thereto*	10-K	9/25/97	0-18927	10.14

10.2	Amendment No. 3 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, effective as of July 1, 2003*	10-K	9/23/03	0-18927	10.32

10.3	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Directors	S-1	12/17/90	33-37588	10.16

10.4	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and each of its Officers	S-1	12/17/90	33-37588	10.17

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

10.5	Tandy Brands Accessories, Inc. Non-Qualified Formula Stock Option Plan for Non-Employee Directors*	S-8	2/10/94	33-75114	28.1

10.6	Amendment No. 4 to the Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan For Non-Employee Directors*	10-Q	5/10/02	0-18927	10.39

10.7	Tandy Brands Accessories, Inc. Non-Qualified Stock Option Plan for Non-Employee Directors*	S-8	2/10/94	33-75114	28.3

10.8	Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	S-8	6/03/96	33-08579	99.1

10.9	Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	S-8	12/12/97	333-42211	99.1

10.10	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	10-Q	5/10/02	0-18927	10.38

10.11	Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-K	9/26/00	0-18927	10.39

10.12	Mid-Market Trust Agreement, dated August 19, 2001, between Tandy Brands Accessories, Inc. and State Street Bank and Trust Company, relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.28

10.13	Amendments Nos. 1-3 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-K	9/23/03	0-18927	10.31

10.14	Succession Agreement, dated June 20, 2002, between Tandy Brands Accessories, Inc. and Comerica Bank - Texas, (the Trustee), relating to the Tandy Brands Accessories, Inc. Employees Investment Plan*	10-K	9/23/03	0-18927	10.35

10.15	Amendment No. 4 to the Tandy Brands Accessories, Inc. Employees Investment Plan, dated December 22, 2003*	10-Q	2/12/04	0-18927	10.38

10.16	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Dr. James F. Gaertner*	S-8	5/15/02	33-88276	10.2

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

10.17	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Gene Stallings*	S-8	5/15/02	33-88276	10.4

10.18	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Roger R. Hemminghaus*	S-8	5/15/02	33-88276	10.5

10.19	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	33-88276	10.6

10.20	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

10.21	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.39

10.22	Form of Employee Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.40

10.23	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.41

10.24	Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.42

10.25	Form of Severance Agreement between Tandy Brands Accessories, Inc. and certain Executive Officers*	10-K	9/23/03	0-18927	10.33

10.26	Office Lease Agreement, dated January 31, 2004, between Koll Bren Fund VI, LP and Tandy Brands Accessories, Inc. relating to the corporate office	10-Q	2/12/04	0-18927	10.36

10.27	Acknowledgement and Release Agreement between Tandy Brands Accessories, Inc. and J.S.B. Jenkins relating to the termination of the Supplemental Executive Retirement Plan*	8-K	8/22/05	0-18927	10.45

10.28	Amendments Nos. 5-6 to the Tandy Brands Accessories, Inc. Employees Investment Plan, as Amended and Restated effective July 1, 2000*	10-Q	5/11/06	0-18927	10.44

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

10.29	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	10-K	9/22/06	0-18927	10.35

10.30	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/14/08	0-18927	10.31

10.31	Amendment No. 4 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan, dated July 1, 2001*	10-Q	11/14/06	0-18927	10.37

10.32	Amendment No. 7 to the Tandy Brands Accessories, Inc. Employees Investment Plan, effective as of January 1, 2006*	10-Q	2/14/07	0-18927	10.38

10.33	Amendment No. 1 to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/21/07	0-18927	10.38

10.34	Tandy Brands Accessories, Inc. Stock Purchase Program (As Amended And Restated Effective December 1, 2005)*	10-Q	11/19/07	0-18927	10.40

10.35	Employment Agreement by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III effective October 1, 2008*	10-Q	11/10/08	0-18927	10.1

10.36	Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan with N. Roderick McGeachy, III dated October 1, 2008*	10-Q	11/10/08	0-18927	10.2

10.37	Amendment No. 5 to the Tandy Brands Accessories, Inc. Benefit Restoration Plan dated December 31, 2008*	10-Q	2/4/09	0-18927	10.1

10.38	Amendment No. 2 to the Tandy Brands Accessories, Inc. Stock Deferral Plan for Non-Employee Directors dated December 31, 2008*	10-Q	2/4/09	0-18927	10.2

10.39	Amendment No. 8 to the Tandy Brands Accessories, Inc. Employees Investment Plan dated December 31, 2008*	10-Q	2/4/09	0-18927	10.3

10.40	Summary of 2009 Long-Term Incentive Program for Tandy Brands Accessories, Inc.*	10-Q	2/4/09	0-18927	10.5

10.41	Form of Tandy Brands Accessories, Inc. 2009 Performance Unit Award Agreement*	10-Q	2/4/09	0-18927	10.6

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

10.42	First Amendment to Lease dated January 22, 2009 by and between Enterprise Centre Operating Associates, LP and Tandy Brands Accessories, Inc. relating to the corporate office	10-Q	2/4/09	0-18927	10.7

10.43	Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009	10-Q	5/14/09	0-18927	10.7

10.44	Consulting Agreement by and between Tandy Brands Accessories, Inc. and J.S.B. Jenkins effective as of May 8, 2009*	10-Q	5/14/09	0-18927	10.8

10.45	Summary of Fiscal 2010 Management Incentive Plan for Tandy Brands Accessories, Inc.*	8-K	7/7/09	0-18927	10.1

10.46	Summary of 2010 Long-Term Incentive Program for Tandy Brands Accessories, Inc.*	8-K	7/7/09	0-18927	10.2

10.47
Consent, Resignation & Appointment agreement among Tandy Brands Accessories, Inc., Comerica Bank, and Wells Fargo Bank, N.A. relating to the Tandy Brands Accessories, Inc. Employees Investment Plan* **
		N/A	N/A	N/A	N/A

10.48	Consent, Resignation & Appointment agreement among Tandy Brands Accessories, Inc., Comerica Bank, and Wells Fargo Bank, N.A. relating to the Tandy Brands Accessories, Inc. Benefit Restoration Plan* **	N/A	N/A	N/A	N/A

10.49	Form of Tandy Brands Accessories, Inc. 2010 Performance Unit Award Agreement* **	N/A	N/A	N/A	N/A

10.50	Fiscal 2010 Compensation Summaries* **	N/A	N/A	N/A	N/A

(21) Subsidiaries of the Registrant

21.1	List of Subsidiaries**	N/A	N/A	N/A	N/A

(23) Consents of Experts and Counsel

23.1	Consent of Ernst & Young LLP**	N/A	N/A	N/A	N/A

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

(32) Section 1350 Certifications

32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith

