Form 10-Q
period 2009-09-30
TANDY BRANDS ACCESSORIES INC
filed 2009-11-13
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at November 12, 2009

Common stock, $1.00 par value	7,058,371

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries unless the context requires otherwise.
This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements on our current expectations about future events, estimates and projections about the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified under “Risk Factors” included in our 2009 Annual Report on Form 10-K. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Operations
(in thousands except per share amounts)

	Three Months Ended
	September 30
	2009	2008
Net sales	$37,193	$34,617
Cost of goods sold	22,964	22,607

Gross margin	14,229	12,010
Selling, general and administrative expenses	13,194	12,429
Depreciation and amortization	677	569
Acquisition transaction costs	289	—

Total operating expenses	14,160	12,998

Operating income (loss)	69	(988)
Interest expense	(268)	(148)
Other income	36	89
Acquisition bargain purchase gain	1,379	—

Income (loss) before income taxes	1,216	(1,047)
Income taxes	113	233

Net income (loss)	$1,103	$(1,280)

Income (loss) per common share	$0.16	$(0.18)
Income (loss) per common share assuming dilution	$0.15	$(0.18)
Cash dividends declared per common share	$—	$0.04
Common shares outstanding	6,930	6,988
Common shares outstanding assuming dilution	7,115	6,988
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands)

	September 30	June 30
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$1,861	$3,670
Accounts receivable	26,932	19,566
Inventories	36,097	23,022
Other current assets	7,184	8,282

Total current assets	72,074	54,540

Property and equipment	5,431	3,776

Other assets:
Intangibles	6,647	2,742
Other assets	893	908

Total other assets	7,540	3,650

	$85,045	$61,966

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$12,001	$9,369
Accrued expenses	6,447	8,056
Acquisition earn-out	3,767	—
Note payable	16,524	—

Total current liabilities	38,739	17,425

Other liabilities	2,999	2,825

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	—	—
Common stock, $1.00 par value, 10,000 shares authorized, 7,058 shares and 7,037 shares issued and outstanding	7,058	7,037
Additional paid-in capital	34,962	34,867
Retained earnings (deficit)	1,047	(56)
Other comprehensive income	1,364	984
Shares held by Benefit Restoration Plan Trust	(1,124)	(1,116)

Total stockholders’ equity	43,307	41,716

	$85,045	$61,966

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Cash Flows
(in thousands)

	Three Months Ended
	September 30
	2009	2008
Cash flows provided by operating activities:
Net income (loss)	$1,103	$(1,280)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Acquisition bargain purchase gain	(1,379)	—
Doubtful accounts receivable provision	153	70
Depreciation and amortization	681	577
Stock compensation expense	173	90
Amortization of debt costs	71	42
Other	380	(270)
Changes in assets and liabilities:
Accounts receivable	(7,519)	(4,334)
Inventories	(9,548)	(12,954)
Other assets	1,499	1,583
Accounts payable	2,428	2,185
Accrued expenses	(1,417)	(29)

Net cash used by operating activities	(13,375)	(14,320)
Cash flows used for investing activities:
Acquisition	(3,921)	—
Purchases of property and equipment	(560)	(81)
Funding supplemental executive retirement plan trust	—	(1,060)

Net cash used for investing activities	(4,481)	(1,141)
Cash flows provided by financing activities:
Stock purchase program withdrawals	—	(89)
Dividends paid	—	(282)
Change in cash overdrafts	204	1
Acquisition earn-out payments	(681)	—
Net note borrowings	16,524	15,078

Net cash provided by financing activities	16,047	14,708

Net decrease in cash and cash equivalents	(1,809)	(753)
Cash and cash equivalents beginning of year	3,670	2,855

Cash and cash equivalents end of period	$1,861	$2,102

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Principles
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified in the fiscal 2009 financial statements to conform to the fiscal 2010 presentation, including restatement of business segment information as the result of restructuring our organization.
The preparation of our consolidated financial statements requires the use of estimates that affect the reported value of assets, liabilities, revenues, and expenses. These estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as the business and economic environment change, including evaluation of events subsequent to the end of the quarter through November 13, 2009, the financial statements issuance date. Actual results may differ from these estimates under different assumptions or conditions. Such differences could have a material impact on our future financial position, results of operations, and cash flows.
The consolidated balance sheet at June 30, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Historically our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Sales for the first quarters of fiscal 2010 and 2009 were not consistent with historical patterns due to the very difficult retail environment. Operating results for the first three months of fiscal 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.
Note 2 — Fair Value Measurements
We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or our assumptions about the assumptions market participants would use (Level 3 inputs). Our financial instruments consist primarily of cash, trade receivables and payables, our credit facility, and earn-out contingent consideration. The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values. Our credit facility bears interest at floating market interest rates; therefore, the fair value of amounts borrowed approximates the carrying value. We measure the earn-out contingent consideration based on estimated net sales and present value discount rates.
The following presents the assets and liabilities we measure at fair value each reporting period, the measurement input level, and their classification in our financial statements (in thousands).

	Fair
	Value	September 30	June 30
	Level	2009	2009
Supplemental executive retirement obligation trust included in other current assets	1	$1,847	$1,705
Supplemental executive retirement obligation included in accrued expenses	1	1,847	1,705
Acquisition earn-out	3	3,767	—

Changes in the fair value of our acquisition earn-out contingent consideration obligation were (in thousands):

July 9, 2009	$4,373
Payments	(660)
Expense	54

September 30, 2009	$3,767

Note 3 — Recent Accounting Pronouncements
Effective July 1, 2009, we adopted the accounting and reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Business Combinations, (ASC 805-10) originally issued by the FASB in December 2007 as Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, together with the guidance in FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, (ASC 350-30-55) issued in April 2008. Together they require recognition of assets acquired and liabilities assumed at their fair values at the acquisition date using the acquisition method, including goodwill recognition as a residual or a gain from a bargain purchase. The new accounting had no effect on previously acquired assets, liabilities, or goodwill, but the accounting for acquisitions after June 2009 differs from acquisitions before July 2009.
Note 4 — Acquisition
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
We paid $3.9 million to Chambers and certain of its vendors. The earn-out provisions of the purchase agreement require payment of 21.5% of our estimated $25.5 million of net sales through July 9, 2010 of private label and Wrangler Mass products formerly sold by Chambers, with a $2.0 million minimum guarantee. The Wrangler Mass and Western/Specialty licenses expire in June 2010 and December 2010, respectively. Both licenses provide for 5% of net sales royalty payments through December 2009 and the Wrangler Mass license provides for a 4% royalty thereafter. The licenses have minimum royalty guarantees of $497,000 through December 2009 and the Western/Specialty license has a $210,000 annual guarantee thereafter. The Wrangler Mass royalties are payable by Chambers from the earn-out, but are guaranteed by us.
Under the MCM contract, MCM manufactures products for us under the direction and supervision of our employees utilizing machinery we purchased from Chambers and raw materials which we supply. There is a minimum wage guarantee for any week we do not require MCM to manufacture products for us and the contract may be terminated on sixty days notice.
The following presents the estimated fair values of the net assets acquired (in thousands).

Inventories	$3,527
Equipment	1,550
Customer list	3,016
Trade names	1,150
Earn-out prepayment	430

Total assets	9,673
Earn-out consideration discounted at 6.625%	(4,373)

Net assets	$5,300

We derived the estimated fair values from assumptions we believe unrelated market participants would use based on both observable and unobservable marketplace factors. The earn-out contingent consideration fair value is the present value of our obligation based on probability-weighted estimates of the net sales of private label and Wrangler Mass products formerly sold by Chambers that we may sell during the earn-out period, a Level 3 fair value estimate.

Each reporting period, the contingent consideration may be revalued as the result of changes in our estimates of net sales, their timing, or the discount rate, with increases and decreases being recorded in our statements of operations. Our estimate of the net assets’ fair value exceeded the estimated fair value of the total consideration we paid and will pay over the earn-out period. Consequently, the acquisition resulted in a $1.4 million bargain purchase gain which we believe resulted from Chambers’ financial difficulties and uncertainties relating to extending the terms of certain licenses.
Acquired equipment is being depreciated using the straight line method over periods of three to five years (fiscal 2010 first quarter — $84,000). The customer list is being amortized over seven years in proportion to the estimated undiscounted cash flows which may be derived from the acquired assets (fiscal 2010 first quarter — $182,000). The trade names have indefinite-lives and, therefore, are not being amortized.
Net sales of $6.1 million and $1.4 million of the $8.5 million of our accessories segment income attributable to the acquisition are included in our fiscal 2010 statement of operations. Sales in fiscal 2010 prior to the acquisition date would have been minimal. We are unable to provide financial information as if the Chambers acquisition had occurred as of the beginning of fiscal 2009 as we do not have what we believe to be reliable financial information for Chambers during that time period.
Note 5 — Business Segment Information
We sell our products through all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military. Our business segments are based on product categories — belts and small leather goods, eyewear, neckwear, sporting goods, and our Canadian subsidiary (collectively, “Accessories”), and gifts. Each is measured by management based on income consisting of net sales less cost of goods sold, product distribution expenses, and royalties utilizing accounting policies consistent in all material respects with those described in Note 2 of the notes to consolidated financial statements included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. No inter-segment revenue is recorded. Assets, related depreciation and amortization, and selling, general and administrative expenses are not allocated to the segments.
The following presents operating information by segment and reconciliation of segment income to our consolidated operating income or loss (in thousands).

	Three Months Ended
	September 30
	2009	2008
Net sales:
Accessories	$31,786	$31,205
Gifts	5,407	3,412

	$37,193	$34,617

Segment income:
Accessories	$8,529	$7,688
Gifts	644	(586)

	9,173	7,102
Selling, general and administrative expenses	(8,138)	(7,521)
Depreciation and amortization	(677)	(569)
Acquisition transaction costs	(289)	—

Operating income (loss)	$69	$(988)

Note 6 — Credit Arrangements
We have a $27.5 million credit facility for borrowings and letters of credit which was amended effective October 6, 2009 to extend its term, reduce the interest rate, and adjust the tangible net worth financial ratio. At September 30, 2009, we had $27.3 million borrowing availability based on our accounts receivable and inventory levels and outstanding borrowings of $16.5 million with interest at 6.5% per annum and letters of credit totaling $844,000. Borrowings, which are due on the amended facility’s expiration in April 2011, bear interest after the amendment date at the daily adjusting one-month LIBOR rate plus 4% (3.5% after June 2010 under specified conditions) or, if such rate is not available under the terms of the credit facility note, the lender’s prime rate plus 2%.
The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries. It requires the maintenance of a $32.5 million tangible net worth financial ratio, as adjusted quarterly for future earnings and issuance of equity ownership interests, as of the end of each fiscal quarter which, if not met, could adversely impact our liquidity. The facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements. The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying debt, and making certain property transfers.
Our Canadian subsidiary has a CAD $1.4 million credit facility (direct advances limited to US $1.1 million) secured by its cash, credit balances, and deposit instruments with interest at the lender’s prime or US base rates. There have been no borrowings under this line of credit.
Note 7 — Long-Term Incentive Award
Performance units payable 50% in cash and 50% in shares of our common stock following the end of a three-year performance cycle ending June 30, 2012 were awarded during the first quarter of fiscal 2010. Each unit has a $1.00 assigned value and the fair value of the Company’s stock to be issued is $2.4175 per share based on its grant-date market price and assuming no dividends during the performance cycle. Based on a 200% achievement target for each year, 1,380,000 units were awarded, are outstanding and expected to vest, and would be payable in cash of $690,000 and 285,419 shares of common stock.
Note 8 — Income Taxes
The following presents the income tax components (in thousands).

	Three Months Ended
	September 30
	2009	2008
Federal and state (benefit)	$442	$(535)
Foreign	21	140
Uncertain tax positions	55	93
Deferred tax valuation allowance	(405)	535

	$113	$233

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	Three Months Ended
	September 30
	2009	2008
Statutory rate	34.0%	(34.0)%
State and foreign taxes net of federal tax benefit	4.1	(3.8)
Uncertain tax positions	4.5	8.9
Deferred tax valuation allowance	(33.3)	51.1

	9.3%	22.2%

At September 30, 2009 we had federal income tax net operating loss carryovers of approximately $33 million expiring in 2028 through 2030. Our deferred tax valuation allowance was approximately $21 million.
Note 9 — Comprehensive Income
The following presents the components of comprehensive loss (in thousands).

	Three Months Ended
	September 30
	2009	2008
Net income (loss)	$1,103	$(1,280)
Currency translation adjustments	380	(231)

Comprehensive income (loss)	$1,483	$(1,511)

Note 10 — Earnings Per Share
Our basic and diluted earnings (loss) per common share are computed as follows (in thousands except per share amounts):

	Three Months Ended
	September 30
	2009	2008
Numerator for basic and diluted earnings per share:
Net income (loss)	$1,103	$(1,280)

Denominator:
Weighted-average shares outstanding	6,930	6,986
Contingently issuable shares	—	2

Denominator for basic earnings per share	6,930	6,988
Effect of dilutive share-based compensation	185	—

Denominator for diluted earnings per share	7,115	6,988

Income (loss) per common share	$0.16	$(0.18)
Income (loss) per common share assuming dilution	$0.15	$(0.18)
Potentially dilutive securities which could have had an antidilutive effect on our per share results of operations were (in thousands except per share amounts):

	September 30
	2009	2008
Stock options (exercise prices per share: 2009 — $5.31 to $15.60; 2008 — $5.63 to $16.81)	402	500
Benefit Restoration Trust shares	—	97
Nonvested restricted stock not contingently issuable	—	5
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 should be read in the context of the information included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report, including our consolidated financial statements and accompanying notes in Item 1 of this Quarterly Report.
BUSINESS
We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, small leather goods, eyewear, neckwear, and sporting goods, and gifts. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including TOTES®, WRANGLER®, DOCKERS®, DR. MARTENS®, AMITY®, ROLFS®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, SURPLUS®, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.
The purchase of the intellectual property, customer relationships, manufacturing equipment, and substantially all of the inventory of the Chambers Belt Company and the assumption of its licenses with Wrangler Apparel, Inc. to sell men’s and boy’s belts and accessories in the mass merchants and western markets (“Wrangler Mass” and “Western/Specialty”, respectively) was the most significant event in the first quarter of fiscal 2010. The transaction and $1.4 million bargain purchase gain are described in Note 4 of the notes to consolidated financial statements in Item 1 of this Quarterly Report incorporated herein by reference. The sales and segment income from the acquisitions are included in our accessories segment.
As the result of restructuring our organization, we changed our reportable business segments in the first quarter of fiscal 2010 to focus on product categories as described in Note 5 of the notes to consolidated financial statements in Item 1 of this Quarterly Report incorporated herein by reference. Our business segment information for fiscal 2009 has been restated to conform to the fiscal 2010 presentation.
FISCAL 2010 COMPARED TO FISCAL 2009
Business Segments
The following presents sales, gross margins, and operating expenses for our business segments (in thousands of dollars).

	Three Months Ended
	September 30
	2009	2008
Net sales:
Accessories	$31,786	$31,205
Gifts	5,407	3,412

	$37,193	$34,617

Gross margin:
Accessories	$12,407	$11,280
Gifts	1,822	730

	$14,229	$12,010

Gross margin percent of sales:
Accessories	39.0%	36.2%
Gifts	33.7	21.4
Total	38.3	34.7

Operating expenses:
Accessories	$3,878	$3,592
Gifts	1,178	1,316

	$5,056	$4,908

Net sales for the first quarter of fiscal 2010 were $2.6 million greater than the same period last year, the first year-over-year increase in 12 quarters. Accessories segment net sales attributable to the Chambers acquisition (“Chambers Sales”) were $6.1 million, which essentially offset lower net sales of other belts and small leather goods compared to the fiscal 2009 first quarter. Increased gifts segment net sales to one customer in the first quarter of fiscal 2010 exceeded the segment’s $2.0 total net sales increase over last year.
Contributing to the lower accessories segment net sales was our fiscal 2009 implementation of an aggressive product life-cycle management program which included moving away from low margin products with either small shipping quantities or slow turnover rates. Also, our customers continue to take a very conservative approach toward replenishing inventory even though the economic environment is improving. This impacted sales of products popular in back-to-school sales. In addition, the first quarter of fiscal 2009 included sales to companies which have suffered severe financial difficulties, including bankruptcy.
The overall gross margin increase in the fiscal 2010 first quarter compared to fiscal 2009 is largely attributable to Chambers Sales. Our total margin percentage of sales improved 3.6 percentage points over last year. The accessories segment margin percentages improved as the result of our product life-cycle management program and higher margins on our new eyewear products. The margin on Chambers Sales was somewhat lower than the margin on other belts and small leather goods as the fair value of the acquired inventory sold during the quarter was greater than Chambers’ carrying value, reflecting the general, administrative, design, and procurement costs we did not have to incur. The gifts segment margin was almost 150 percentage points greater in the fiscal 2010 first quarter compared to the same quarter last year as its sales included improved assortments sourced from overseas suppliers at lower costs.
Total segment operating expenses were slightly higher in the first quarter of fiscal 2010 compared to the prior year, but were smaller as a percentage of net sales. The accessories segment incurred a percentage of net sales increase of less than one percentage point and the gifts segment’s increased net sales over last year reduced its operating expense to net sales ratio by 16.8 percentage points.
Expenses And Taxes
Selling, general and administrative expenses not included in segment income (“SG&A”) for the first quarter of fiscal 2010 were $617,000 more than those incurred in the first quarter of fiscal 2009. An increase in the market value of our common stock held by the Benefit Restoration Plan Trust and higher employee benefit costs such as health care were the major contributors to the increase. Other less significant cost increases offset a $360,000 reduction in salaries and wages.
Acquisition transactions costs of $289,000 we incurred in connection with the Chambers transaction have been expensed in accordance with the acquisition method of accounting adopted effective July 1, 2009. Had the acquisition been completed in fiscal 2009, those costs would have been added to the carrying value of the assets acquired.
Depreciation and amortization, which had been declining as equipment and software were reaching the end of their estimated depreciable lives, increased as the result of acquiring equipment in the Chambers transaction.
Interest expense in the first quarter of fiscal 2010 was $120,000 more than in the same quarter last year. Almost equal parts were attributable to our credit facility (higher debt cost amortization and interest rates on outstanding borrowings) and the Chambers acquisition earn-out liability discount amortization.
Information about our income taxes is incorporated herein by reference to Note 8 of the notes to consolidated financial statements in Item 1 of this Quarterly Report.
SEASONALITY
Historically our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Sales for the first quarters of fiscal 2010 and 2009 were not consistent with historical patterns due to the very difficult retail environment. Operating results for the first three months of fiscal 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity, which we believe will provide adequate financial resources for our foreseeable working capital needs, are cash flows from operating activities and our credit facilities ($28.4 million borrowing availability at September 30, 2009). Information about our credit facilities is incorporated herein by reference to Note 6 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report.
Our first quarter operating activities result in net cash outflows in preparation for the holiday season as sales and accounts receivable increase in September and we procure inventory to be shipped to customers in our second quarter. Also contributing to the fiscal 2010 first quarter outflow was the payment of incentive compensation accrued in fiscal 2009.
Investing activities related to the Chambers transaction consisted of the $4.4 million estimated present value of an earn-out agreement, a noncash financing activity, and $3.9 million in cash from operating activities paid for the assets listed in Note 4 of the notes to consolidated financial statements in Item 1 of this Quarterly Report incorporated herein by reference. Purchases of property and equipment in the first quarter of fiscal 2010 were primarily in preparation for the planned move of our corporate offices into our lower-cost Dallas distribution facility at the end of our second fiscal quarter.

Financing activities included credit facility net borrowings of $16.5 million and $15.1 million in the first quarters of fiscal 2010 and 2009, respectively, to fund our operating activities. Dividend payments were suspended in December 2008 in light of the ongoing decline in economic conditions in order to preserve capital and enhance our financial flexibility for investing in key growth initiatives. The dividend suspension will be reassessed on an ongoing basis.
CRITICAL ACCOUNTING POLICIES
There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009.
ITEM 4T — CONTROLS AND PROCEDURES
Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009 in alerting them in a timely manner to material information required to be disclosed by us in the reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.
Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A — RISK FACTORS
In addition to the information in this Quarterly Report on Form 10-Q, consideration should be given to the risk factors in Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2009 which could materially and adversely affect our business, results of operations, and financial condition. There have been no significant changes in the risk factors disclosed in our 2009 Annual Report on Form 10-K other than the updates set forth below.
Inability to enter into agreements extending or replacing recently acquired licenses could adversely impact our financial condition and results of operations.
The carrying value of more than half the assets acquired in the Chambers transaction described in Note 4 of the notes to consolidated financial statements in Item 1 of this Quarterly Report could be impaired if we are not able to enter into agreements with Wrangler Apparel, Inc. which extend or replace the Wrangler licenses we assumed. To the extent the assets are impaired, their carrying value would have to be removed from the balance sheet and expensed.
Changes in the estimated fair value of earn-out contingent consideration could materially impact our results of operations.
We made significant judgments in determining the appropriateness of the acquisition-date assumptions in estimating the fair value of the Chambers transaction earn-out contingent consideration and similar judgments will be made as we revalue the fair value each reporting period. Future operating results could be materially impacted if economic conditions affect our net sales estimates or if we make a significant change in the present value discount rate.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases Of Equity Securities
The following provides information about repurchases of shares of common stock made by us during the quarter ended September 30, 2009. All such shares were purchased in the open market and are held in a rabbi trust established under our Benefit Restoration Plan.

			Total Number Of	Maximum Number
	Total		Shares Purchased	Of Shares That May
	Number	Average	As Part Of Publicly	Yet Be Purchased As
	Of Shares	Price Paid	Announced Plans	Part Of The Plans
Period	Purchased	Per Share	Or Programs	Or Programs
July 1, 2009 to July 31, 2009	3,221	$2.67	N/A	N/A
August 1, 2009 to August 31, 2009	—	—	N/A	N/A
September 1, 2009 to September 30, 2009	—	—	N/A	N/A
Total	3,221	2.67	N/A	N/A
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our 2009 Annual Meeting of Stockholders on October 27, 2009, our stockholders voted on proposals to (1) elect five directors to our board of directors, and (2) ratify the appointment of Ernst & Young LLP as our independent auditor for fiscal 2010.
Dr. James F. Gaertner, Mr. Roger R. Hemminghaus, Mr. George C. Lake, Mr. N. Roderick McGeachy, III, and Mr. Gene Stallings were re-elected to our board of directors to serve until the 2010 annual meeting of stockholders, or until their successors are elected and qualified. The number of votes cast for and withheld for each nominee was as follows:

Nominee	For	Withheld
James F. Gaertner	5,897,923	434,121
Roger R. Hemminghaus	5,920,345	411,699
George C. Lake	5,919,880	412,164
N. Roderick McGeachy, III	6,283,830	48,214
Gene Stallings	4,224,141	2,107,903
Votes on the proposal to ratify the appointment of Ernst & Young LLP as our independent auditor for fiscal 2010 were as follows:

For	6,312,611	Against	17,540	Abstain	1,893
Continuing members of our board of directors are: Ms. Colombe M. Nicholas, Mr. W. Grady Rosier, and Mr. William D. Summitt whose terms expire in 2010.
ITEM 6 — EXHIBITS
The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (Registrant)
November 13, 2009	/s/ N. Roderick McGeachy, III
N. Roderick McGeachy, III
President and Chief Executive Officer (principal executive officer)

/s/ M.C. Mackey
M.C. Mackey
Chief Financial Officer (principal financial officer and principal accounting officer)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)
Exhibit Number and Description			Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	01-18927	3.1

	4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/14/08	0-18927	4.3

	4.4	Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009	10-Q	5/14/09	0-18927	4.4

	4.5	Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009**	N/A	N/A	N/A	N/A

(10)	Material Contracts

	10.1	Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009**	N/A	N/A	N/A	N/A

	10.2	Amendment No. 9 to the Tandy Brands Accessories, Inc. Employees Investment Plan effective as of January 1, 2009* **	N/A	N/A	N/A	N/A

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