Form 10-Q
period 2009-12-31
TANDY BRANDS ACCESSORIES INC
filed 2010-02-12
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2009
Commission File Number 0-18927
TANDY BRANDS ACCESSORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2349915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3631 West Davis Suite A, Dallas, Texas 75211
(Address of principal executive offices and zip code)
214-519-5200
(Registrant’s telephone number, including area code)
Former name, former address and former fiscal year, if changed since last report:
690 East Lamar Boulevard, Suite 200, Arlington, TX 76011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes          ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at February 11, 2010
Common stock, $1.00 par value	6,932,726

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements	4 - 11

Item 2 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	11-14

Item 4T Controls And Procedures	14

PART II — OTHER INFORMATION

Item 1A Risk Factors	14

Item 2 Unregistered Sales Of Equity Securities And Use Of Proceeds	14-15

Item 4 Submission Of Matters To A Vote Of Security Holders	15

Item 6 Exhibits	15

SIGNATURES	16
EX-4.3
EX-4.4
EX-4.5
EX-10.1
EX-10.2
EX-10.3
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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Operations
(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2009	2008	2009	2008
Net sales	$48,355	$42,944	$85,548	$77,561

Cost of goods sold	31,041	27,183	54,005	49,790

Gross margin	17,314	15,761	31,543	27,771

Selling, general and administrative expenses	14,034	14,106	27,228	26,535
Depreciation and amortization	703	474	1,380	1,043
Acquisition transaction costs	—	—	289	—

Total operating expenses	14,737	14,580	28,897	27,578

Operating income	2,577	1,181	2,646	193

Interest expense	(418)	(220)	(686)	(368)
Other income	347	103	383	192
Acquisition bargain purchase gain	—	—	1,379	—

Income before income taxes	2,506	1,064	3,722	17

Income taxes (benefit)	(4,303)	112	(4,190)	345

Net income (loss)	$6,809	$952	$7,912	$(328)

Income (loss) per common share	$0.98	$0.14	$1.14	$(0.05)

Income (loss) per common share assuming dilution	$0.95	$0.14	$1.11	$(0.05)

Common shares outstanding	6,930	6,934	6,930	6,961

Common shares outstanding assuming dilution	7,136	7,040	7,126	6,961

Cash dividends declared per common share	$—	$—	$—	$0.04
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands)

	December 31	June 30
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$2,676	$3,670
Accounts receivable	29,355	19,566
Refundable income taxes	4,439	—
Inventories	26,648	23,022
Other current assets	6,768	8,282

Total current assets	69,886	54,540

Property and equipment	7,322	3,776

Other assets:
Intangibles	6,352	2,742
Other assets	971	908

Total other assets	7,323	3,650

	$84,531	$61,966

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$13,900	$9,369
Accrued expenses	6,339	8,056
Acquisition earn-out	2,396	—
Note payable	8,351	—

Total current liabilities	30,986	17,425

Other liabilities	3,230	2,825

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	—	—
Common stock, $1.00 par value, 10,000 shares authorized, 7,058 shares and 7,037 shares issued and outstanding	7,058	7,037
Additional paid-in capital	35,042	34,867
Retained earnings (deficit)	7,856	(56)
Other comprehensive income	1,483	984
Shares held by Benefit Restoration Plan Trust	(1,124)	(1,116)

Total stockholders’ equity	50,315	41,716

	$84,531	$61,966

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Cash Flows
(in thousands)

	Six Months Ended
	December 31
	2009	2008
Cash flows used by operating activities:
Net income (loss)	$7,912	$(328)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Deferred income taxes	(4,236)	—
Acquisition bargain purchase gain	(1,379)	—
Depreciation and amortization	1,387	1,056
Doubtful accounts receivable provision	222	1,117
Stock compensation expense	358	28
Amortization of debt costs	168	90
Other	73	(1,329)
Changes in assets and liabilities:
Accounts receivable	(10,011)	(3,604)
Inventories	(99)	(3,090)
Other assets	1,346	2,178
Accounts payable	3,672	(229)
Accrued expenses	(1,543)	(1,004)

Net cash used by operating activities	(2,130)	(5,115)

Cash flows used for investing activities:
Acquisition	(3,921)	—
Purchases of property and equipment	(2,862)	(219)
Sales of property and equipment	781	370
Funding supplemental executive retirement plan trust	—	(1,060)

Net cash used for investing activities	(6,002)	(909)

Cash flows provided by financing activities:
Stock purchase program withdrawals	—	(145)
Dividends paid	—	(564)
Change in cash overdrafts	859	(604)
Acquisition earn-out payments	(2,072)	—
Net note borrowings	8,351	8,059

Net cash provided by financing activities	7,138	6,746

Net (decrease) increase in cash and cash equivalents	(994)	722

Cash and cash equivalents beginning of year	3,670	2,855

Cash and cash equivalents end of period	$2,676	$3,577

Noncash investing and financing activities:
Acquisition and acquisition earn-out	$4,373	$—

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
The preparation of our consolidated financial statements requires the use of estimates that affect the reported value of assets, liabilities, revenues, and expenses. These estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as the business and economic environment change, including evaluation of events subsequent to the end of the quarter through February 12, 2010, the financial statements issuance date. Actual results may differ from these estimates under different assumptions or conditions. Such differences could have a material impact on our future financial position, results of operations, and cash flows.
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
Historically our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Operating results for the first six months of fiscal 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.
Note 2 — Fair Value Measurements
We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or our assumptions about the assumptions market participants would use (Level 3 inputs). Our financial instruments consist primarily of cash, trade receivables and payables, our credit facility, and earn-out contingent consideration. The carrying values of cash, trade receivables, and payables are considered to be representative of their respective fair values. Our credit facility bears interest at floating market interest rates; therefore, the fair value of amounts borrowed approximates the carrying value. We measure the earn-out contingent consideration based on estimated net sales and present value discount rates.
The following presents the assets and liabilities we measure at fair value each reporting period, the measurement input level, and their classification in our financial statements (in thousands).

	Fair
	Value	December 31	June 30
	Level	2009	2009
Supplemental executive retirement obligation trust included in other current assets	1	$1,869	$1,705
Supplemental executive retirement obligation included in accrued expenses	1	1,869	1,705
Acquisition earn-out	3	2,396	—
Changes in the fair value of our acquisition earn-out contingent consideration obligation were (in thousands):

July 9, 2009	$4,373
Payments	(2,072)
Expense	95

December 31, 2009	$2,396

Note 3 — Recent Accounting Pronouncements
Effective July 1, 2009, we adopted the accounting and reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Business Combinations (ASC 805-10), originally issued by the FASB in December 2007 as Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, together with the guidance in FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (ASC 350-30-55) issued in April 2008. Together they require recognition of assets acquired and liabilities assumed at their fair values at the acquisition date using the acquisition method, including goodwill recognition as a residual or a gain from a bargain purchase. The new accounting had no effect on previously acquired assets, liabilities, or goodwill, but the accounting for acquisitions after June 2009 differs from accounting for acquisitions before July 2009.
Note 4 — Acquisition
On July 9, 2009, we purchased from Chambers Belt Company (“Chambers”), a wholly-owned subsidiary of Phoenix Footwear Group, Inc., its intellectual property, customer relationships, manufacturing equipment, and substantially all of its inventory. We also assumed its licenses with Wrangler Apparel, Inc. to sell men’s, women’s, and boy’s belts and accessories in the mass merchants and western markets (“Wrangler Mass” and “Western/Specialty”, respectively) and a manufacturing contract between Chambers and Maquiliadora Chambers de Mexico, S.A. de C.V. (“MCM”). We have employed certain of Chambers employees and leased its former facilities in Commerce, California.
We paid $3.9 million to Chambers and certain of its vendors. The earn-out provisions of the purchase agreement require payment of 21.5% of our estimated $25.5 million of net sales through July 9, 2010 of private label and Wrangler Mass products formerly sold by Chambers, with a $2.0 million minimum guarantee. The Wrangler Mass and Western/Specialty licenses expire in June 2010 and December 2010, respectively. Both licenses provide for 5% of net sales royalty payments through December 2009 and the Wrangler Mass license provides for a 4% royalty thereafter. The licenses have minimum royalty guarantees of $497,000 through December 2009 and the Western/Specialty license has a $210,000 annual guarantee thereafter. The Wrangler Mass royalties are payable by Chambers from the earn-out, but are guaranteed by us. The Wrangler Mass license will not be renewed when it expires; however, because a significant retail partner began ordering from us substitute product under another trade name in January 2010, we do not expect the license expiration to have a significant impact on our operations.
Under the MCM contract, MCM manufactures products for us under the direction and supervision of our employees utilizing machinery we purchased from Chambers and raw materials which we supply. There is a minimum wage guarantee for any week we do not require MCM to manufacture products for us and the contract may be terminated on sixty days notice.
The following presents the estimated fair values of the net assets acquired (in thousands).

Inventories	$3,527
Equipment	1,550
Customer list	3,016
Trade names	1,150
Earn-out prepayment	430

Total assets	9,673
Earn-out consideration discounted at 8.625%	(4,373)

Net assets	$5,300

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
Our estimate of the net assets’ fair value exceeded the estimated fair value of the total consideration we paid and will pay over the earn-out period which we believe resulted from Chambers’ financial difficulties and uncertainties relating to extending the terms of certain licenses. Consequently, we recognized a $1.4 million bargain purchase gain.

Acquired equipment is being depreciated using the straight line method over periods of three to five years (fiscal 2010 first half — $167,000). The customer list is being amortized over seven years in proportion to the estimated undiscounted cash flows which may be derived from the acquired assets (fiscal 2010 first half — $397,000). The trade names have indefinite lives and, therefore, are not being amortized.
For the first half of fiscal 2010, net sales of $16.4 million, and $4.0 million of our accessories segment income, was attributable to the acquisition. Sales in fiscal 2010 prior to the acquisition date would have been minimal. We are unable to provide financial information as if the Chambers acquisition had occurred as of the beginning of fiscal 2009 as we do not have what we believe to be reliable financial information for Chambers during that time period.
Note 5 — Business Segment Information
We sell our products through all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military. Our business segments are based on product categories: (1) accessories, which includes belts and small leather goods, eyewear, neckwear, sporting goods, and products sold by our Canadian subsidiary and (2) gifts. Each segment is measured by management based on income consisting of net sales less cost of goods sold, product distribution expenses, and royalties utilizing accounting policies consistent in all material respects with those described in Note 2 of the notes to consolidated financial statements included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. No inter-segment revenue is recorded. Assets, related depreciation and amortization, and selling, general and administrative expenses are not allocated to the segments.
The following presents operating information by segment and reconciliation of segment income to our consolidated operating income (in thousands).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2009	2008	2009	2008
Net sales:
Accessories	$34,839	$27,137	$66,625	$58,342
Gifts	13,516	15,807	18,923	19,219

	$48,355	$42,944	$85,548	$77,561

Segment income:
Accessories	$8,863	$6,655	$17,392	$14,343
Gifts	3,229	2,220	3,873	1,634

	12,092	8,875	21,265	15,977
Selling, general and administrative expenses	(8,812)	(7,220)	(16,950)	(14,741)
Depreciation and amortization	(703)	(474)	(1,380)	(1,043)
Acquisition transaction costs	—	—	(289)	—

Operating income	$2,577	$1,181	$2,646	$193

Note 6 — Credit Arrangements
We have a $27.5 million credit facility for borrowings and letters of credit which was amended effective October 6, 2009 to extend its term, reduce the interest rate, and adjust the tangible net worth financial ratio. At December 31, 2009, we had $19.5 million borrowing availability based on our accounts receivable and inventory levels and outstanding borrowings of $8.4 million with interest at 5.0% per annum and letters of credit totaling $597,000. Borrowings, which are due on the amended facility’s expiration in April 2011, bear interest after the amendment date at the daily adjusting one-month LIBOR rate plus 4% (3.5% after June 2010 under specified conditions) or, if such rate is not available under the terms of the credit facility note, the lender’s prime rate plus 2%.
The credit facility is secured by substantially all of our assets and those of our subsidiaries. It requires the maintenance of a $32.5 million tangible net worth financial ratio, as adjusted quarterly for future earnings and issuance of equity ownership interests, as of the end of each fiscal quarter which, if not met, could adversely impact our liquidity. The facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements. The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying debt, and making certain property transfers.
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
Note 8 — Income Taxes
The carryback of our fiscal 2008 net operating loss as the result of the Worker, Homeownership, and Business Assistance Act of 2009, which became law in November 2009, resulted in $4.4 million of refundable income taxes paid for the fiscal 2003-2005 period. Repayment of the previous carryback of a portion of the fiscal 2008 loss to fiscal 2007 is offset by carrying back a portion of the fiscal 2009 net operating loss.
The following presents our income tax components (in thousands).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2009	2008	2009	2008
Federal and state (benefit)	$(4,439)	$—	$(4,439)	$—
Deferred federal and state	978	341	1,420	(194)
Foreign	(28)	49	(7)	189
Uncertain tax positions	18	7	73	100
Deferred tax valuation allowance	(832)	(285)	(1,237)	250

	$(4,303)	$112	$(4,190)	$345

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2009	2008	2009	2008
Statutory rate	34.0%	34.0%	34.0%	34.0%
State and foreign taxes net of federal tax benefit	3.9	2.7	3.9	(60.1)
Uncertain tax positions	0.7	0.7	2.0	586.6
Deferred tax valuation allowance	(210.2)	(26.8)	(152.5)	1,456.0

	(171.6)%	10.6%	(112.6)%	2,016.5%

At December 31, 2009 we had federal income tax net operating loss carryovers of approximately $17 million expiring in 2029 and our deferred tax valuation allowance was approximately $15 million.
Note 9 — Comprehensive Income
The following presents the components of comprehensive income (in thousands).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2009	2008	2009	2008
Net income (loss)	$6,809	$952	$7,912	$(328)
Currency translation adjustments	119	(772)	499	(1,003)

Comprehensive income (loss)	$6,928	$180	$8,411	$(1,331)

Note 10 — Earnings Per Share
Our basic and diluted earnings per common share are computed as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net income (loss)	$6,809	$952	$7,912	$(328)

Denominator:
Weighted-average shares outstanding	6,930	6,931	6,930	6,958
Contingently issuable shares	—	3	—	3

Denominator for basic earnings per share	6,930	6,934	6,930	6,961

Effect of dilutive share-based compensation	206	106	196	—

Denominator for diluted earnings per share	7,136	7,040	7,126	6,961

Earnings (loss) per common share	$0.98	$0.14	$1.14	$(0.05)

Earnings (loss) per common share assuming dilution	$0.95	$0.14	$1.11	$(0.05)
Potentially dilutive securities at December 31, 2009 and 2008 which could have had an antidilutive effect on our per share results of operations were (in thousands except per share amounts):

	2009	2008
Stock options (exercise prices per share: 2009 - $5.31 to $15.60; 2008 - $5.31 to $16.81)	379	513
Benefit Restoration Trust shares	—	110
Nonvested restricted stock not contingently issuable	—	3
Note 11 — Subsequent Events
Subsequent to December 31, 2009, we disbursed to retired executive officers the funds held in the Supplemental Executive Retirement Plan rabbi trust ($1,869,000 included in other current assets at December 31, 2009) and the market value of our common stock ($386,000) held by the Benefit Restoration Plan Trust (“BRP)”. Accrued expenses at December 31, 2009 included the liability for the payments. The cancellation of the 125,204 shares of our common stock held by the BRP reduced the number of common shares issued and outstanding to 6,932,726 as of February 11, 2010.
On February 1, 2010 we announced a plan to consolidate our operations in Yoakum, Texas into our Dallas distribution facility over the next four months. We believe product distribution from one location will be more efficient and cost effective and, with the December 2009 move of our corporate offices into the Dallas distribution facility, an estimated $4 to $5 million in annual cost savings may be achieved. In the last half of fiscal 2010, we expect to incur $1 to $2 million in pretax charges primarily associated with reducing our headcount by approximately 100.
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
BUSINESS
We are a leading designer and marketer of branded men’s, women’s and children’s accessories (including belts, small leather goods, eyewear, neckwear, and sporting goods) and gifts. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including TOTES®, WRANGLER®, DOCKERS®, DR. MARTENS®, AMITY®, ROLFS®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, SURPLUS®, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.

Significant Events
In July 2009, we purchased the intellectual property, customer relationships, manufacturing equipment, and substantially all the inventory of the Chambers Belt Company and assumed its licenses with Wrangler Apparel, Inc. to sell men’s, women’s, and boy’s belts and accessories in the mass merchants and western markets (“Wrangler Mass” and “Western/Specialty”, respectively). The sales and segment income from the acquisitions are included in our accessories segment. The transaction and the resulting $1.4 million bargain purchase gain are described in Note 4 of the notes to consolidated financial statements in Item 1 of this Quarterly Report incorporated herein by reference. While the Wrangler Mass license will not be renewed when it expires in June 2010, a significant retail partner began ordering from us substitute product under another trade name in January 2010 and we do not expect the license expiration to have a significant impact on our operations.
The enactment in November 2009 of the Worker, Homeownership, and Business Assistance Act of 2009 changed the income tax rules for obtaining refunds of previously-paid federal income taxes by carrying back net operating losses to the preceding five years, rather than two years. Consequently, our deferred tax asset associated with approximately $13 million of our net operating loss carryovers no longer required a valuation allowance and we recognized a $4.4 million tax benefit for refunds we expect to receive before the end of April 2010 ($3.2 million) and the end of June 2010 ($1.2 million).
As a result of restructuring our organization, we changed our reportable business segments in the first quarter of fiscal 2010 to focus on product categories as described in Note 5 of the notes to consolidated financial statements in Item 1 of this Quarterly Report incorporated herein by reference. Our business segment information for fiscal 2009 has been restated to conform to the fiscal 2010 presentation.
FISCAL 2010 COMPARED TO FISCAL 2009
Business Segments
The following presents sales, gross margins, and operating expenses for our business segments (in thousands of dollars).

	Three Months Ended		Six Months Ended
	December 31		December 31
	2009	2008	2009	2008
Net sales:
Accessories	$34,839	$27,137	$66,625	$58,342
Gifts	13,516	15,807	18,923	19,219

	$48,355	$42,944	$85,548	$77,561

Gross margin:
Accessories	$11,989	$10,345	$24,396	$21,625
Gifts	5,325	5,416	7,147	6,146

	$17,314	$15,761	$31,543	$27,771

Gross margin percent of sales:
Accessories	34.4%	38.1%	36.6%	37.1%
Gifts	39.4	34.3	37.8	32.0
Total	35.8	36.7	36.9	35.8

Operating expenses:
Accessories	$3,126	$3,690	$7,004	$7,282
Gifts	2,096	3,196	3,274	4,512

	$5,222	$6,886	$10,278	$11,794

Net sales for fiscal 2010 were greater (second quarter — $5.4 million; six months — $8.0 million) than the same periods last year, the second consecutive year-over-year quarterly increase since fiscal 2006. Accessories segment net sales of belts and small leather goods exceeded the fiscal 2009 levels by approximately $10.4 million in each period. The increase was led by sales attributable to the Chambers acquisition (“Chambers Sales”) (second quarter — $10.3 million; six months — $16.4 million) and included sales of inventory written down in prior periods (second quarter — $2.3 million; six months — $4.4 million). The gifts segment $2.3 million second quarter net sales decline, compared to the second quarter of fiscal 2009, was more than offset by sales to one customer in the first quarter of fiscal 2010.

Contributing to the lower accessories segment net sales other than Chambers Sales in fiscal 2010 (second quarter — $2.6 million; six months — $8.2 million) was our fiscal 2009 implementation of an aggressive product life-cycle management program earlier in calendar 2009 which included moving away from low margin products with either small shipping quantities or slow turnover rates. Also, the first half of fiscal 2009 included sales to companies which have suffered severe financial difficulties, including bankruptcy which reduced our customer base. Chambers Sales contributed $3.2 million to our gross margin in the second quarter and $5.4 million in the first half of fiscal 2010.
The accessories segment margin percentages in the second quarter of fiscal 2010 were below last year’s level as product mix, lower selling prices, and Chambers Sales exceeded the benefits resulting from the product life-cycle management program introduced earlier in calendar 2009 and higher margins on our new eyewear products. For the six months, the segment’s margin percentages benefited from the effects of sales of previously written-down inventory (fiscal 2010 — 3.8%; fiscal 2009 — 1.8%) while fiscal 2010 selling price pressures from our retail partners in the soft economy and Chambers Sales resulted in lower margins on other products. The margin on Chambers Sales was lower than the margin on other belts and small leather goods as the fair value of the acquired inventory sold during the first half of the fiscal year was greater than Chambers’ carrying value, reflecting the general, administrative, design, and procurement costs we did not have to incur.
The gifts segment’s percentage point improvement in its margin percentages, other than margins on sales of previously written-down inventory, over fiscal 2009 (second quarter — 8.8%; six-months - 6.6%) was primarily the result of its sales including improved assortments sourced from overseas suppliers at lower costs.
Total segment operating expenses in fiscal 2010 were more than $1.5 million lower than the prior year second quarter and first six months, and were smaller as percentages of net sales. The primary contributors were lower gifts segment royalties as we sold more products under proprietary licenses in fiscal 2010 and a larger doubtful accounts receivable provision in fiscal 2009. Compared to fiscal 2009, each of our segments achieved operating expense percentage of net sales reductions of more than 4.6 percentage points in the second quarter of fiscal 2010. For the first half of fiscal 2010, the accessories segment operating expense percentage of net sales was 2.0 percentage points lower than the prior year and the gifts segment’s increased net sales reduced its operating expense percentage of net sales by 6.2 percentage points.
Expenses And Taxes
Selling, general and administrative expenses for the three- and six-month periods of fiscal 2010 were more than those incurred in fiscal 2009 because of costs such as executive retirement and employee benefits while expenses such as salaries and wages, rent, and professional services were lower. Acquisition transactions costs of $289,000 we incurred in connection with the Chambers transaction have been expensed in accordance with the acquisition method of accounting adopted effective July 1, 2009. Had the acquisition been completed in fiscal 2009, those costs would have been added to the carrying value of the assets acquired.
Depreciation and amortization, which had been declining as equipment and software were reaching the end of their estimated depreciable lives, increased as the result of acquiring equipment in the Chambers transaction.
The fiscal 2010 interest expense increase over last year was primarily attributable to our credit facility (higher debt cost amortization and interest rates on outstanding borrowings) and the Chambers acquisition earn-out liability discount amortization (second quarter — $48,000; six months - $117,000).
Information about our income taxes is incorporated herein by reference to Note 8 of the notes to consolidated financial statements in Item 1 of this Quarterly Report and in the second paragraph under “Significant Events” above.
SEASONALITY
Historically our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Operating results for the first six months of fiscal 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity, which we believe will provide adequate financial resources for our foreseeable working capital needs, are cash flows from operating activities and our credit facilities ($20.6 million borrowing availability at December 31, 2009). Information about our credit facilities is incorporated herein by reference to Note 6 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report.
Our operating activities for the first half of each fiscal year result in net cash outflows as accounts receivable increase due to the higher level of holiday season sales. The fiscal 2010 net cash used for operating activities was less than last year primarily due to an increase in accounts payable due to the timing of payments to vendors. Also contributing to the fiscal 2010 outflow was the payment of incentive compensation accrued in fiscal 2009.
Investing activities related to the Chambers transaction consisted of the $4.4 million estimated present value of an earn-out agreement, a noncash financing activity, and $3.9 million in cash from operating activities paid for the assets listed in Note 4 of the notes to consolidated financial statements in Item 1 of this Quarterly Report incorporated herein by reference. Purchases of property and equipment in the first half of fiscal 2010 were primarily related to the move of our corporate offices in December 2009 and consolidation of certain of our distribution facilities into our lower-cost Dallas distribution facility. As of December 31, 2009, we had committed to additional equipment purchases approximating $908,000. Property and equipment sale proceeds of $781,000 in fiscal 2010 were primarily from the sale of a warehouse in Yoakum, Texas which resulted in a $339,000 pretax gain.
Financing activities included credit facility net borrowings of slightly more than $8 million in the first half of both fiscal 2010 and 2009 to fund our operating activities. Dividend payments were suspended in December 2008 in light of the ongoing decline in economic conditions in order to preserve capital and enhance our financial flexibility for investing in key growth initiatives. The dividend suspension will be reassessed on an ongoing basis.
CRITICAL ACCOUNTING POLICIES
There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009.
ITEM 4T — CONTROLS AND PROCEDURES
Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.
Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A — RISK FACTORS
In addition to the information in this Quarterly Report on Form 10-Q, consideration should be given to the risk factors in Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2009 which could materially and adversely affect our business, results of operations, and financial condition. There have been no significant changes in the risk factors disclosed in our 2009 Annual Report on Form 10-K other than the updates set forth in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases Of Equity Securities
The following provides information about shares of our common stock withheld from a restricted stock award for employment taxes due when the stock vested during the quarter ended December 31, 2009.

			Total Number Of	Maximum Number
	Total		Shares Purchased	Of Shares That May
	Number	Average	As Part Of Publicly	Yet Be Purchased As
	Of Shares	Price Paid	Announced Plans	Part Of The Plans
Period	Purchased	Per Share	Or Programs	Or Programs
October 1, 2009 to October 31, 2009	—	—	N/A	N/A
November 1, 2009 to November 30, 2009	—	—	N/A	N/A
December 1, 2009 to December 31, 2009	441	$3.34	N/A	N/A
Total	441	3.34	N/A	N/A
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

TANDY BRANDS ACCESSORIES, INC. (Registrant)
February 12, 2010	/s/ N. Roderick McGeachy, III
N. Roderick McGeachy, III
President and Chief Executive Officer (principal executive officer)

/s/ M.C. Mackey
M.C. Mackey
Chief Financial Officer (principal financial officer and principal accounting officer)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

	Incorporated by Reference
	(if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit
(3) Articles of Incorporation and Bylaws

3.1 Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

3.2 Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

3.3 Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

3.4 Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4) Instruments Defining the Rights of Security Holders, Including Indentures

4.1 Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

4.2 Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	01-18927	3.1

4.3 Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008**	N/A	N/A	N/A	N/A

4.4 Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009**	N/A	N/A	N/A	N/A

4.5 Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009**	N/A	N/A	N/A	N/A

(10) Material Contracts

10.1 Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008**	N/A	N/A	N/A	N/A

10.2 Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009**	N/A	N/A	N/A	N/A

1

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit
10.3 Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009**	N/A	N/A	N/A	N/A

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32) Section 1350 Certifications

32.1 Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

**	Filed herewith

2