Form 10-Q
period 2010-03-31
TANDY BRANDS ACCESSORIES INC
filed 2010-05-13
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at May 12, 2010
Common stock, $1.00 par value	6,932,726

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements	4 - 12

Item 2 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	12-15

Item 4T Controls And Procedures	15

PART II — OTHER INFORMATION

Item 1A Risk Factors	15

Item 6 Exhibits	16

SIGNATURES	17
EX-4.6
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

PART I — FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Operations
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009
Net sales	$27,687	$25,051	$113,235	$102,612

Cost of goods sold	17,030	15,876	71,035	65,666
Inventory write-down	—	7,504	—	7,504

	17,030	23,380	71,035	73,170

Gross margin	10,657	1,671	42,200	29,442

Selling, general and administrative expenses	11,189	13,116	38,187	39,651
Depreciation and amortization	665	444	2,045	1,487
Acquisition related costs	619	—	908	—
Restructuring charges	1,187	844	1,417	844

Total operating expenses	13,660	14,404	42,557	41,982

Operating loss	(3,003)	(12,733)	(357)	(12,540)

Interest expense	(178)	(140)	(864)	(508)
Other income	73	74	456	266
Acquisition bargain purchase gain	—	—	1,379	—

Income (loss) before income taxes	(3,108)	(12,799)	614	(12,782)
Income taxes (benefit)	220	(521)	(3,970)	(176)

Net income (loss)	$(3,328)	$(12,278)	$4,584	$(12,606)

Income (loss) per common share	$(0.48)	$(1.78)	$0.66	$(1.82)

Income (loss) per common share assuming dilution	$(0.48)	$(1.78)	$0.65	$(1.82)

Common shares outstanding	6,931	6,914	6,931	6,945

Common shares outstanding assuming dilution	6,931	6,914	7,097	6,945

Cash dividends declared per common share	$—	$—	$—	$0.04
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands)

	March 31	June 30
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,559	$3,670
Accounts receivable	16,280	19,566
Refundable income taxes	4,439	—
Inventories	29,051	23,022
Other current assets	4,738	8,282

Total current assets	57,067	54,540
Property and equipment	8,769	3,776
Other assets:
Intangibles	6,105	2,742
Other assets	866	908

Total other assets	6,971	3,650

	$72,807	$61,966

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$8,724	$9,369
Accrued expenses	4,487	8,056
Acquisition earn-out	1,836	—
Note payable	7,044	—

Total current liabilities	22,091	17,425
Other liabilities	3,425	2,825
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	—	—
Common stock, $1.00 par value, 10,000 shares authorized, 6,933 shares and 7,037 shares issued and outstanding	6,933	7,037
Additional paid-in capital	34,105	34,867
Retained earnings (deficit)	4,528	(56)
Other comprehensive income	1,725	984
Shares held by Benefit Restoration Plan Trust	—	(1,116)

Total stockholders’ equity	47,291	41,716

	$72,807	$61,966

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Cash Flows
(in thousands)

	Nine Months Ended
	March 31
	2010	2009
Cash flows provided by operating activities:
Net income (loss)	$4,584	$(12,606)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Inventory write-down	—	7,504
Deferred income taxes	(4,102)	—
Acquisition bargain purchase gain	(1,379)	—
Contingent consideration revaluation	619	—
Depreciation and amortization	2,073	1,509
Doubtful accounts receivable provision	71	1,218
Stock compensation expense	479	46
Amortization of debt costs	241	166
Other	413	(1,588)
Changes in assets and liabilities:
Accounts receivable	3,215	3,825
Inventories	(2,502)	2,533
Other assets	1,485	3,054
Accounts payable	(1,076)	(3,209)
Accrued expenses	(3,323)	(1,225)

Net cash provided by operating activities	798	1,227
Cash flows used for investing activities:
Acquisition	(3,921)	—
Purchases of property and equipment	(4,759)	(280)
Sales of property and equipment	790	425
Liquidation (funding) supplemental executive retirement plan trust	1,812	(1,060)

Net cash used for investing activities	(6,078)	(915)
Cash flows provided (used) by financing activities:
Stock purchase program withdrawals	—	(145)
Dividends paid	—	(564)
Change in cash overdrafts	431	(332)
Acquisition earn-out payments	(3,306)	—
Net note borrowings	7,044	105

Net cash provided (used) by financing activities	4,169	(936)

Net decrease in cash and cash equivalents	(1,111)	(624)
Cash and cash equivalents beginning of year	3,670	2,855

Cash and cash equivalents end of period	$2,559	$2,231

Noncash investing and financing activities:
Acquisition and acquisition earn-out	$5,067	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Principles
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified in the fiscal 2009 financial statements to conform to the fiscal 2010 presentation, including restatement of business segment information as the result of restructuring our organization. In addition, we recorded non-cash charges in fiscal 2009 ($7.5 million inventory write-down; $1.2 million provision for doubtful accounts receivable). During the third quarter of fiscal 2010, we corrected individually and in the aggregate immaterial errors from previous periods that improved earnings for the three and nine month periods ended March 31, 2010 by $361,000 and $264,000, respectively.
The preparation of our consolidated financial statements requires the use of estimates that affect the reported value of assets, liabilities, revenues, and expenses. These estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as the business and economic environment changes, including evaluation of events subsequent to the end of the quarter through the financial statements issuance date. Actual results may differ from these estimates under different assumptions or conditions. Such differences could have a material impact on our future financial position, results of operations, and cash flows.
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
Historically our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Operating results for the first nine months of fiscal 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.
Note 2 — Fair Value Measurements
We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or our assumptions about the assumptions market participants would use (Level 3 inputs). Our financial instruments consist primarily of cash, trade receivables and payables, our credit facility, and earn-out contingent consideration. The carrying values of cash, trade receivables, and payables are considered to be representative of their respective fair values. Our credit facility bears interest at floating market interest rates; therefore, we believe the fair value of amounts borrowed approximates the carrying value as our credit rating is not materially different from when we entered into the agreement. We measure the earn-out contingent consideration based on estimated net sales and present value discount rates.
The following presents the assets and liabilities we measure at fair value each reporting period, the measurement input level, and their classification in our financial statements (in thousands).

	Fair
	Value	March 31	June 30
	Level	2010	2009
Supplemental executive retirement obligation trust included in other current assets	1	$—	$1,705
Supplemental executive retirement obligation included in accrued expenses	1	—	1,705
Acquisition earn-out	3	1,836	—

Changes in the fair value of our acquisition earn-out contingent consideration obligation were (in thousands):

July 9, 2009	$4,373
Contingent consideration revaluation	619
Payments	(3,306)
Expense	150

March 31, 2010	$1,836

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
Note 4 – Restructuring
During the third quarter of fiscal 2010, we announced a plan to consolidate our operations in Yoakum, Texas into our Dallas, Texas distribution facility. In connection with the consolidation plan and other organizational restructuring actions, we recorded charges for termination payments (third quarter — $627,000; nine-months — $763,000) and other costs (third quarter — $560,000; nine-months — $654,000). As of March 31, 2010, $758,000 of such costs were included in accounts payable and accrued expenses. We expect to incur an additional $451,000 in termination, closure and relocation costs during the fourth quarter of fiscal 2010 and none thereafter.
Note 5 — Acquisition
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
In July 2009, we paid $3.9 million to Chambers and certain of its vendors. The earn-out provisions of the purchase agreement require payment of 21.5% of our revised estimated $30.4 million of net sales through July 9, 2010 of private label and Wrangler Mass products formerly sold by Chambers, with a $2.0 million minimum guarantee. The Wrangler Mass and Western/Specialty licenses expire in June 2010 and December 2010, respectively. Both licenses provided for royalty payments equal to 5% of net sales through December 2009 and the Wrangler Mass license provides for a 4% royalty thereafter. The licenses had minimum royalty guarantees of $497,000 through December 2009 and the Western/Specialty license has a $210,000 annual guarantee thereafter. The Wrangler Mass royalties are payable by Chambers from the earn-out, but are guaranteed by us. We received notice in December 2009 that the Wrangler Mass license will not be renewed once it expires; however, because a significant retail partner began ordering additional private label products from us under another trade name in January 2010, we do not expect the license expiration to have a significant impact on our operations.
Under the MCM contract, MCM manufactures products for us under the direction and supervision of our employees utilizing machinery we purchased from Chambers and raw materials which we supply. There is a minimum wage guarantee for any week we do not require MCM to manufacture products for us and the contract may be terminated on sixty days notice.

The following presents the July 9, 2009 estimated fair values of the net assets acquired (in thousands):

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
Our estimate of the net assets’ fair value exceeded the estimated fair value of the total consideration we paid and will pay over the earn-out period which we believe resulted from Chambers’ financial difficulties and uncertainties relating to extending the terms of certain licenses. As a result, we recognized a $1.4 million bargain purchase gain in July 2009. Due to sales outperforming our initial estimate, we revalued the contingent consideration during the third quarter of fiscal 2010 resulting in a charge of $619,000 which was included in acquisition related costs.
The equipment we acquired is being depreciated using the straight line method over periods of three to five years (nine months of fiscal 2010 — $251,000). The customer list is being amortized over seven years in proportion to the estimated undiscounted cash flows which may be derived from the acquired assets (nine months of fiscal 2010 — $565,000). The trade names have indefinite lives and, therefore, are not being amortized.
For the nine months of fiscal 2010, net sales of $24.1 million, and $6.5 million of our accessories segment income, were attributable to the acquisition. Sales of Chambers products in fiscal 2010 prior to the acquisition date would have been minimal. We are unable to provide financial information as if the Chambers acquisition had occurred as of the beginning of fiscal 2009 as we do not have what we believe to be reliable financial information for Chambers during that time period.
Note 6 — Business Segment Information
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

The following presents operating information by segment and reconciliation of segment income to our consolidated operating income (in thousands).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009
Net sales:
Accessories	$26,201	$23,758	$92,826	$82,100
Gifts	1,486	1,293	20,409	20,512

	$27,687	$25,051	$113,235	$102,612

Segment income (loss):
Accessories (1)	$7,119	$(1,170)	$24,511	$12,603
Gifts (2)	270	(1,643)	4,143	(50)

	7,389	(2,813)	28,654	12,553
Selling, general and administrative expenses	(7,921)	(8,632)	(24,641)	(22,762)
Restructuring charges	(1,187)	(844)	(1,417)	(844)
Depreciation and amortization	(665)	(444)	(2,045)	(1,487)
Acquisition related costs	(619)	—	(908)	—

Operating loss	$(3,003)	$(12,733)	$(357)	$(12,540)

(1)	Accessories’ segment income for the three- and nine-months of fiscal 2009 includes inventory write-downs of $5.9 million.

(2)	Gifts’ segment income for the three- and nine-months of fiscal 2009 includes inventory write-downs of $1.6 million.
Note 7 — Credit Arrangements
We have a $27.5 million credit facility for borrowings and letters of credit which was amended effective October 6, 2009 to extend its term, reduce the interest rate, and adjust the tangible net worth financial covenant. Effective May 10, 2010, the facility was amended to extend its term an additional eighteen months, expand the Company’s ability to acquire fixed assets and adjust the tangible net worth financial covenant. At March 31, 2010, we had $7.0 million borrowing availability based on our accounts receivable and inventory levels and outstanding borrowings of $7.0 million bearing interest at 5.0% per annum and letters of credit totaling $837,000. Borrowings, which are due on the amended facility’s expiration in October 2012, bear interest after the October 2009 amendment date at the daily adjusting one-month LIBOR rate plus 4% (3.5% after June 2010 under specified conditions) or, if such rate is not available under the terms of the credit facility note, the lender’s prime rate plus 2%.
The credit facility is secured by substantially all of our assets and those of our subsidiaries. It requires the maintenance of a $32.5 million ($35.0 million as of June 30, 2010) tangible net worth financial covenant, as adjusted quarterly for future earnings and issuance of equity ownership interests, as of the end of each fiscal quarter which, if not met, could adversely impact our liquidity. The facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements. The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying debt, and making certain property transfers.
Our Canadian subsidiary has a CAD $1.4 million credit facility (direct advances limited to US $1.1 million) secured by its cash, credit balances, and deposit instruments with interest at the lender’s prime or US base rates. There have been no borrowings under this line of credit.
Note 8 — Long-Term Incentive Award
Performance units payable 50% in cash and 50% in shares of our common stock following the end of a three-year performance cycle ending June 30, 2012 were awarded during the first quarter of fiscal 2010. Each unit has a $1.00 assigned value and the fair value of the Company’s stock to be issued is $2.4175 per share based on its grant-date market price and assuming no dividends during the performance cycle. Based on a 200% achievement target for each year, 1,380,000 units were awarded. At March 31, 2010, 1,260,000 units are outstanding and expected to vest, and would be payable in cash of $630,000 and 260,600 shares of common stock.
Note 9 — Income Taxes
Pursuant to the Worker, Homeownership, and Business Assistance Act of 2009, which became law in November 2009, the carryback of our fiscal 2008 net operating loss resulted in $4.4 million of refundable income taxes paid for the fiscal 2003-2005 period. Repayment of the previous carryback of a portion of the fiscal 2008 loss to fiscal 2007 is offset by carrying back a portion of the fiscal 2009 net operating loss.
The following presents our income tax components (in thousands).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009
Federal and state (benefit)	$—	$—	$(4,439)	$—
Deferred federal and state	(1,175)	(4,780)	245	(4,980)
Foreign	99	23	92	212
Uncertain tax positions	36	(544)	109	(388)
Deferred tax valuation allowance	1,260	4,780	23	4,980

	$220	$(521)	$(3,970)	$(176)

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009
Statutory rate	(34.0)%	(34.0)%	34.0%	(34.0)%
State and foreign taxes net of federal tax benefit	(0.6)	(3.2)	20.9	(3.3)
Uncertain tax positions	1.2	(3.8)	17.8	(3.1)
Deferred tax valuation allowance	40.5	36.9	(719.0)	39.0

	7.1%	(4.1)%	(646.3)%	(1.4)%

At March 31, 2010 we had federal income tax net operating loss carryovers of approximately $21 million expiring in 2029 and our deferred tax valuation allowance was approximately $17 million.
Note 10 — Comprehensive Income
The following presents the components of comprehensive income (in thousands).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009
Net income (loss)	$(3,328)	$(12,278)	$4,584	$(12,606)
Currency translation adjustments	242	(93)	741	(1,096)

Comprehensive income (loss)	$(3,086)	$(12,371)	$5,325	$(13,702)

Note 11 — Earnings Per Share
Our basic and diluted earnings per common share are computed as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net income (loss)	$(3,328)	$(12,278)	$4,584	$(12,606)

Denominator:
Weighted-average shares outstanding	6,931	6,914	6,931	6,944
Contingently issuable shares	—	—	—	1

Denominator for basic earnings per share	6,931	6,914	6,931	6,945
Effect of dilutive share-based compensation	—	—	166	—

Denominator for diluted earnings per share	6,931	6,914	7,097	6,945

Income (loss) per common share	$(0.48)	$(1.78)	$0.66	$(1.82)
Income (loss) per common share assuming dilution	$(0.48)	$(1.78)	$0.65	$(1.82)
Potentially dilutive securities at March 31, 2010 and 2009 which could have had an antidilutive effect on our per share results of operations were (in thousands except per share amounts):

	March 31
	2010	2009
Stock options (exercise prices per share: 2010 - $5.31 to $15.60; 2009 - $5.31 to $16.81)	379	512
Benefit Restoration Trust shares	—	122
Nonvested restricted stock not contingently issuable	—	3
During the third quarter of fiscal 2010, we disbursed to retired executive officers the funds held in the Supplemental Executive Retirement Plan rabbi trust ($1.8 million) and the market value of our common stock ($386,000) held by the Benefit Restoration Plan Trust (“BRP”). The cancellation of the 125,204 shares of our common stock held by the BRP reduced the number of common shares issued and outstanding.
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
Significant Events
In July 2009, we purchased the intellectual property, customer relationships, manufacturing equipment, and substantially all the inventory of the Chambers Belt Company (“Chambers”) and assumed its licenses with Wrangler Apparel, Inc. to sell men’s, women’s, and boy’s belts and accessories in the mass merchants and western markets (“Wrangler Mass” and “Western/Specialty”, respectively). The sales and segment income from the acquisitions are included in our accessories segment. The transaction and the resulting $1.4 million bargain purchase gain are described in Note 5 of the notes to consolidated financial statements in Item 1 of this Quarterly Report incorporated herein by reference. While the Wrangler Mass license will not be renewed when it expires in June 2010, we do not expect the license expiration to have a significant impact on our operations because a significant retail partner began ordering additional private label products from us under another trade name in January 2010.

The enactment of the Worker, Homeownership, and Business Assistance Act of 2009 in November 2009 changed the income tax rules for obtaining refunds of previously-paid federal income taxes by carrying back net operating losses to the preceding five years, rather than two years. Consequently, our deferred tax asset associated with approximately $13 million of our net operating loss carryovers no longer required a valuation allowance and we recognized a $4.4 million tax benefit in the second quarter of fiscal 2010. We received refunds of $3.2 million in April 2010 and expect to receive the remaining $1.2 million early in fiscal 2011.
In connection with the consolidation of our operations in Yoakum, Texas into our Dallas, Texas distribution facility and other organizational restructuring actions, we recorded charges for termination payments (third quarter — $627,000; nine-months — $763,000) and other costs (third quarter — $560,000; nine-months — $654,000). We expect to incur an additional $451,000 in termination, closure and relocation costs during the fourth quarter of fiscal 2010. We believe product distribution from one location will be more efficient and cost effective and, with the December 2009 move of our corporate offices into the Dallas, Texas distribution facility, an estimated $4 to $5 million in annual cost savings may be achieved.
As a result of restructuring our organization, we changed our reportable business segments in the first quarter of fiscal 2010 to focus on product categories as described in Note 6 of the notes to consolidated financial statements in Item 1 of this Quarterly Report incorporated herein by reference. Our business segment information for fiscal 2009 has been restated to conform to the fiscal 2010 presentation.
FISCAL 2010 COMPARED TO FISCAL 2009
Business Segments
The following presents sales, gross margins, and operating expenses for our business segments (in thousands of dollars).

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009
Net sales:
Accessories	$26,201	$23,758	$92,826	$82,100
Gifts	1,486	1,293	20,409	20,512

	$27,687	$25,051	$113,235	$102,612

Gross margin:
Accessories	$10,119	$2,573	$34,515	$24,198
Gifts	538	(902)	7,685	5,244

	$10,657	$1,671	$42,200	$29,442

Gross margin percent of sales:
Accessories	38.6%	10.8%	37.2%	29.5%
Gifts	36.2	(69.8)	37.7	25.6
Total	38.5	6.7	37.3	28.7

Operating expenses:
Accessories	$3,001	$3,743	$10,005	$11,595
Gifts	267	741	3,541	5,294

	$3,268	$4,484	$13,546	$16,889

Net sales for fiscal 2010 were greater (third quarter — $2.6 million; nine months — $10.6 million) than the same periods last year, the third consecutive year-over-year quarterly increase since fiscal 2006. Net sales of belts and small leather goods in our accessories segment exceeded the fiscal 2009 levels in each of the periods (third quarter — $2.8 million; nine months — $11.7 million). The increase was led by sales attributable to the Chambers acquisition (“Chambers Sales”) (third quarter — $7.7 million; nine months — $24.1 million) and included sales of inventory written down in prior periods (third quarter — $791,000; nine months — $5.2 million). The gifts segment experienced a third quarter net sales increase of $193,000, compared to the third quarter of fiscal 2009, due primarily to favorable holiday sell through rates which resulted in lower customer deductions for returns. The decrease in gifts segment net sales of $103,000 for the first nine months of fiscal 2010 compared to fiscal 2009 was due to slightly higher returns than in the prior year.

Contributing to the lower accessories segment net sales other than Chambers Sales in fiscal 2010 (third quarter — $5.3 million; nine months — $13.4 million) was our fiscal 2009 implementation of an aggressive product life-cycle management program earlier in calendar 2009 which included moving away from low margin products with either small shipping quantities or slow turnover rates. Also, the first nine months of fiscal 2009 included sales to companies that have suffered severe financial difficulties, including bankruptcy which reduced our customer base in fiscal 2010. Chambers Sales contributed $2.8 million to our gross margin in the third quarter and $8.2 million in the first nine months of fiscal 2010.
The accessories segment margin percentages in the third quarter of fiscal 2010 were above last year’s level as a result of Chambers Sales and a $5.9 million inventory write-down in the prior year quarter. For the nine months, the segment’s margin percentages benefited from the effects of sales of previously written-down inventory (fiscal 2010 – 2.9%; fiscal 2009 – 1.8%) while fiscal 2010 selling price pressures from our retail partners in the soft economy and Chambers Sales resulted in lower margins on other products. The margin on Chambers Sales was lower than the margin on other belts and small leather goods as the fair value of the acquired inventory sold during the first six months of fiscal 2010 was greater than Chambers’ carrying value, reflecting the general, administrative, design, and procurement costs we did not have to incur.
The gifts segment’s improvement in its margin percentages in fiscal 2010 (nine months – 2.5%), other than margins on sales of previously written-down inventory and a $1.6 million inventory write-down in the prior year third quarter, over fiscal 2009 was primarily the result of its sales including improved assortments sourced from overseas suppliers at lower costs. The margin percentage improvement compared to the prior year quarter was primarily attributable to a $1.6 million inventory write-down in the prior year quarter.
Total segment operating expenses in fiscal 2010 were more than $1.2 million lower than the prior year third quarter, $3.3 million lower for the first nine months, and were smaller as percentages of net sales. The primary contributors to these lower operating expenses were lower gifts segment royalties, resulting from the sale of more products under proprietary licenses in fiscal 2010, and a larger doubtful accounts receivable provision in fiscal 2009. Compared to fiscal 2009, accessories and gifts segments achieved operating expense percentage of net sales reductions of 4.3 and 39.3 percentage points, respectively, in the third quarter of fiscal 2010. The large reduction experienced by the gifts segment was due to lower distribution and returns processing costs resulting from moving our distribution functions for the gifts segment to our Dallas, Texas facility. For the nine months of fiscal 2010, the accessories and gifts segments achieved operating expense percentage of net sales reductions of 3.3 and 8.5 percentage points, respectively.
Expenses And Taxes
Selling, general and administrative expenses for the three- and nine-month periods of fiscal 2010 were $1.9 million and $1.5 million, respectively, less than those incurred in fiscal 2009 due to decreases in expenses such as bad debt provisions, salaries and wages and professional services. Acquisition related costs of $289,000 were incurred during first quarter fiscal 2010 in connection with the Chambers transaction. As further described in Note 5 of the notes to the consolidated financial statements in Item 1 of this Quarterly Report incorporated herein by reference, an additional $619,000 of acquisition related costs was recognized in the third quarter fiscal 2010.
Depreciation and amortization increased in fiscal 2010 as the result of acquiring equipment in the Chambers transaction and from capital expenditures relating to our Dallas, Texas facility.
The increase in interest expense in fiscal 2010 over last year was primarily attributable to our credit facility (higher debt cost amortization and interest rates on outstanding borrowings) and the Chambers acquisition earn-out liability discount amortization (third quarter — $21,000; nine months — $138,000).
Information about our income taxes described in Note 9 of the notes to consolidated financial statements in Item 1 of this Quarterly Report and in the second paragraph under “Significant Events” above is incorporated herein by reference.
SEASONALITY
Historically our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Operating results for the first nine months of fiscal 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity, which we believe will provide adequate financial resources for our foreseeable working capital needs, are cash flows from operating activities and our credit facilities ($8.1 million aggregate borrowing availability at March 31, 2010). Information about our credit facilities is incorporated herein by reference to Note 7 of the notes to consolidated financial statements included in Item 1 of this Quarterly Report.
Operating cash flows for the first nine months of fiscal 2010 were $798,000, which is slightly lower than the prior year. The fiscal 2010 net cash provided by operating activities was less than last year primarily due to higher inventory levels to support the increased net sales driven by the Chambers acquisition.
Investing activities related to the Chambers transaction consisted of the $5.1 million estimated present value of an earn-out agreement, a noncash financing activity, and $3.9 million in cash from operating activities paid for the assets listed in Note 5 of the notes to consolidated financial statements in Item 1 of this Quarterly Report incorporated herein by reference. Purchases of property and equipment in the nine months of fiscal 2010 were primarily related to the move of our corporate offices in December 2009 and the consolidation of our distribution facilities into our lower-cost Dallas, Texas distribution facility. As of March 31, 2010, we had committed to additional equipment purchases approximating $329,000. Property and equipment sale proceeds of $790,000 in fiscal 2010 were primarily from the sale of a warehouse in Yoakum, Texas which resulted in a $339,000 pretax gain included in other income. In January 2010, $1.8 million of assets held in a trust for retired executive officers were liquidated and payment of the proceeds to the retirees reduced other current assets and accrued expenses. In fiscal 2009, $1.1 million was contributed to the trust.
Financing activities included credit facility net borrowings of $7 million in fiscal 2010 compared with $105,000 in fiscal 2009. The increase over the prior year was primarily due to borrowings relating to the Chambers transaction and to fund our investing activities. Dividend payments were suspended in December 2008 in light of the ongoing decline in economic conditions in order to preserve capital and enhance our financial flexibility for investing in key growth initiatives. The dividend suspension will be reassessed on an ongoing basis.
CRITICAL ACCOUNTING POLICIES
There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009.
ITEM 4T — CONTROLS AND PROCEDURES
Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

TANDY BRANDS ACCESSORIES, INC. (Registrant)
May 13, 2010	/s/ N. Roderick McGeachy, III
N. Roderick McGeachy, III
President and Chief Executive Officer (principal executive officer)

/s/ M.C. Mackey
M.C. Mackey
Chief Financial Officer (principal financial officer and principal accounting officer)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)
Exhibit Number and Description			Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	000-18927	3.1

	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	000-18927	3.01

	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	000-18927	3.2

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	000-18927	3.1

	4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/12/10	000-18927	4.3

	4.4	Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009	10-Q	2/12/10	000-18927	4.4

	4.5	Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009	10-Q	2/12/10	000-18927	4.5

	4.6	Amendment No. 3 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of May 10, 2010**	N/A	N/A	N/A	N/A

1

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
Exhibit Number and Description			Form	Date	File No.	Exhibit
(10)	Material Contracts

	10.1	Agreement to Provide Severance Pay by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III dated as of April 22, 2010* **	N/A	N/A	N/A	N/A

	10.2	Change of Control Agreement by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III dated as of April 22, 2010* **	N/A	N/A	N/A	N/A

	10.3	Amendment No. 3 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of May 10, 2010**	N/A	N/A	N/A	N/A

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith

2