Form 10-K
period 2010-06-30
TANDY BRANDS ACCESSORIES INC
filed 2010-08-26
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2010
Commission File Number 0-18927
TANDY BRANDS ACCESSORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2349915 (I.R.S. Employer Identification Number)
3631 West Davis Suite A, Dallas, Texas 75211
(Address of principal executive offices and zip code)
214-549-5200
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting common equity held by non-affiliates based upon the closing price of the common stock on the NASDAQ Global Market System on December 31, 2009 was $19,882,871. Shares of common stock held by executive officers and directors have been excluded. This determination of affiliate status in not necessarily a conclusive determination for other purposes.
There were 6,971,618 shares of common stock, par value $1.00 per share, outstanding on August 25, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on October 26, 2010 are incorporated by reference into Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries, unless the context requires otherwise.
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
General
We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, gifts, small leather goods, eyewear, neckwear, and sporting goods. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including TOTES®, WRANGLER®, DOCKERS®, LEVI STRAUSS SIGNATURE®, DR. MARTENS®, AMITY®, ROLFS®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, CHAMBERS BELT COMPANY®, ABSOLUTELY FRESH®, SURPLUS®, as well as private brands for major retail customers. We sell our products through all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military. We were incorporated as a Delaware corporation on November 1, 1990.
Significant Business Developments
Significant business developments in fiscal 2010 included:
•
July 2009 — Acquisition of certain strategic assets from Chambers Belt Company (“Chambers”). The acquisition contributed $34.6 million of net sales in fiscal 2010, provided talented employees and designs, and diversified our supplier base.

•	December 2009 — Relocation of our headquarters from Arlington, Texas to our existing Dallas, Texas distribution center.
•
February 2010 — Announcement of a plan to consolidate our operations in Yoakum, Texas into our Dallas, Texas distribution facility. We completed the consolidation in July 2010 and expect the consolidation to improve our customer service capabilities, increase operational efficiencies, and reduce annualized operating expenses.

Information about the strategic assets purchased from Chambers and the consolidation plan is incorporated herein by reference to Notes 3 and 4 of the notes to consolidated financial statements included in Item 8 of this Annual Report.

Product Lines
Our primary products, which we sell under proprietary, licensed, and private brand names, consist of belts, gifts, and small leather goods such as wallets. For fiscal 2010, our product categories, expressed as a percentage of total net sales, were:

Belts	66.5%
Gifts	15.4
Small leather goods	11.6
Other products	6.5
We are organized such that we have two reportable segments: (1) accessories, which includes belts and small leather goods, eyewear, neckwear, and sporting goods and (2) gifts. Accessories represented 84.6% of our net sales in fiscal 2010 and gifts accounted for 15.4% of our net sales.
Belts
We, along with our predecessors, have manufactured and marketed belts for over 89 years, and belts remain our largest single product category. In fiscal 2010, belt sales of $94.3 million accounted for 66.5% of our net sales. We compete in all four categories of the belt market: casual, work, dress, and fashion.
Gifts
We distribute a broad range of gifts, including products such as emergency kits, lights and radios, book lights, beverage mugs, and tie racks. Gift sales were $21.9 million, or 15.4% of our net sales, in fiscal 2010.
Small Leather Goods
Our small leather goods consist primarily of men’s and women’s wallets. Sales of small leather goods were $16.5 million, or 11.6% of our net sales in fiscal 2010.
Other Products
Other products we market include eyewear, neckwear, and sporting goods accessories which complement our core belt, gift, and small leather goods products. Sales of other products were $9.2 million, or 6.5% of our net sales in fiscal 2010.
Our Brands
We sell products under private brands, licensed brands and our own proprietary brands. Our net sales by brand type in fiscal 2010 were (in millions):

Type	Net Sales
Private brands	$84.5	59.6%
Licensed brands	34.2	24.1
Proprietary brands	23.2	16.3

	$141.9

Private Brand Products
In fiscal 2010 private brand products accounted for $84.5 million, or 59.6% of our net sales. In a private brand program we are responsible for designing and delivering products for select customers according to their unique requirements. These programs offer our customers exclusivity and pricing control over their products, both of which are important factors in the retail marketplace. We believe our flexible sourcing capabilities, electronic inventory management and replenishment systems, and design, product development, and merchandising expertise provide retailers with a superior alternative to direct sourcing of their private brand products.
Licensed Brands
We have exclusive license agreements for several well recognized brands, including Dockers®, Dr. Martens®, and totes® gifts.

In addition, in fiscal 2010 we began delivering new leather belt and accessory products under the following brand names included in the licenses with Wrangler Apparel, Inc. we assumed from Chambers in July 2009:
Wrangler Hero® Timber Creek® by Wrangler® Wrangler Jeans Co®
Wrangler Outdoor Gear® Wrangler® Wrangler Rugged Wear®
Generally our license agreements cover specific products and require us to pay royalties ranging from 4% to 15% of net sales based on minimum sales quotas. The terms of the agreements are typically three years, with options to extend the terms, provided certain sales or royalty minimums are achieved. For fiscal 2010, sales of licensed products accounted for $34.2 million, or 24.1% of our net sales. Sales of Wrangler® belts and totes® gifts were $15.6 million (11%) and $14.9 million (11%), respectively of our net sales. No sales associated with any other individual license agreement accounted for more than 5% of our net sales in fiscal 2010. We continually evaluate our portfolio of license agreements and may discontinue or renew licenses when they expire, or acquire additional licenses to improve our portfolio. The Wrangler® licenses assumed from Chambers either expired in fiscal 2010 or are set to expire in fiscal 2011 and will not be renewed. However, because a significant retail partner began ordering additional private label products from us under other trade names during the year, we do not expect the license expirations to have a significant impact on our operations.
Proprietary Brands
In addition to our licensed and private brands, we market products under our own registered trademarks and trade names. We own leading and well recognized trademarks such as Amity®, Rolfs®, Canterbury®, Prince Gardner®, Princess Gardner®, Chambers Belt Company®, Absolutely Fresh®, and Surplus®. Net sales under our proprietary brands were $23.2 million, or 16.3% of our net sales in fiscal 2010.
Product Distribution
We sell our products to a variety of retail outlets, including:

Department stores	Office supply stores
Specialty chains	E-commerce websites
Mass merchants	National chain stores
United States military retail exchange operations	Outlet stores
Golf pro shops	Sporting goods stores
Supermarkets	Individual specialty stores
Uniform stores	Catalog retailers
TV shopping networks	Shoe stores
Drug stores	Wholesale clubs
Our key brands and each brand’s targeted distribution channels and primary products are:

Brand	Distribution Channel	Products
totes®	Mass merchants	Gifts
National chain stores
Department stores
Specialty stores

Wrangler®	Mass merchants	Belts
	Western markets	Small leather goods
Sporting goods stores

Dockers®	National chain stores	Belts

Levi Strauss Signature®	Mass merchants	Belts

Brand	Distribution Channel	Products
Dr. Martens®	Specialty stores	Belts
Wallets
Bags

Amity®	Mass merchants	Small leather goods
National chain stores

Rolfs®	National chain stores	Belts
	Department stores	Small leather goods
Specialty stores

Canterbury®	Specialty stores	Belts
	Golf pro shops	Small leather goods

Prince Gardner®	National chain stores	Small leather goods
Specialty stores

Princess Gardner®	National chain stores	Small leather goods
Specialty stores

Chambers Belt Company®	Specialty stores	Belts

Absolutely Fresh®	Specialty stores	Belts

Surplus®	National chain stores	Belts
Small leather goods
Two of our product lines also are sold through our e-commerce web sites: Rolfs® at www.rolfs.net and Sport Beads at www.sport-beads.com.
Customers and Customer Relations
We maintain strong relationships with various major retailers throughout North America, including:

Department Stores	National Chains	Mass Merchants
Kohl’s	JCPenney (U.S. and Mexico)	Walmart (U.S. and Canada)
Bon-Ton/Carson’s	AAFES	Kmart
Macy’s	Academy Sports & Outdoors	Fred Meyer
Dillard’s	Tractor Supply	Zellers (Canada)
The Bay (Canada)	Moore’s (Canada)	Ross Stores
Walmart accounted for 47% and 43% of our net sales in fiscal 2010 and 2009, respectively, and Kohl’s accounted for 10% in fiscal 2009. No other customer accounted for 10% or more of our total net sales in fiscal 2010 or fiscal 2009. In fiscal 2010 and 2009 our top ten customers accounted for 78% and 74%, respectively, of net sales.
We believe our success with our customers is due in large part to our design expertise, long-term customer relationships, strong sales and merchandising organization, and superior customer service. Factors which help facilitate these characteristics include our quick response distribution, vendor inventory management services, electronic data interchange capabilities, and expertise in the communication of fashion and lifestyle concepts through product lines and innovative point-of-sale presentations. We develop and manage our accounts through the coordinated efforts of senior management, account executives, and an organization of salespeople and independent sales representatives.
We maintain customer service relationships with various specialty stores, national chain stores, and major department stores. We have a team of sales associates that are organized on a regional basis and supervised by our account executives. Our account executives are responsible for overseeing accounts within a defined geographic territory, developing and maintaining business relationships with their respective customers, preparing and conducting product line presentations, and assisting customers in the implementation of programs at the individual store level. In addition, sales associates may, depending on the needs of an individual customer, assist in the maintenance and presentation of merchandise on the selling floor.

Product Development and Merchandising
Our product development and merchandising professionals work closely with our licensors, suppliers, and customers to interpret market trends, develop new products, and create comprehensive merchandising programs consisting of packaging, point-of-sale, fixturing, and presentation materials. Our product life-cycle management program leverages cross-functional business planning, merchandising, and design teams focusing on product development, strategic planning, fashion trends and seasonal sales plans. Our senior managers maintain business relationships with customers’ buyers and merchandise managers enabling us to plan, develop, and implement specific merchandising programs for key accounts. We believe our internal design ability represents a significant competitive advantage because, in our opinion, retail customers have become increasingly reliant on the design and merchandising expertise of their suppliers for developing compelling assortments.
Competition
Competition in the fashion accessories and gifts industries is highly fragmented and intense. We believe we are a major competitor that is well positioned to compete in both industries. Our accessories and gifts businesses compete with numerous manufacturers, importers and distributors, such as: Swank, Randa/Humphreys, Cipriani, Fossil, Buxton, Mundi, Circa, E&B, Merchsource, JLR, and Excalibur.
We believe our ability to compete successfully is based on our long-term customer relationships, ability to respond to changing fashion trends and customer preferences, superior customer service, national distribution capabilities, proprietary inventory management systems, flexible sourcing, and product design, innovation, and quality.
Growth Strategy
We seek to increase our sales and earnings through a variety of means, including organic growth from increased sales by our current operating units, as well as growth through new products and license agreements and the acquisition of assets and similar businesses. Since our incorporation in 1990, we have acquired numerous businesses and licenses, including the assets, licenses, and manufacturing capabilities acquired from Chambers in July 2009 which increased our fiscal 2010 annual net sales by $34.6 million. In the future, we may make additional acquisitions that complement our business and are accretive to our earnings.
Product Sourcing and Production
We have strong relationships with a number of high-quality, low-cost foreign manufacturers who provide products manufactured to our specifications. Most of our products are manufactured by third-party suppliers in China, the Dominican Republic, India, Italy, Mexico, and Taiwan, with only a small percentage manufactured in Canada and the U.S.. In fiscal 2010, our two largest suppliers were Xindao Hong Kong Ltd. and Best Development Company and, in fiscal 2009, our two largest suppliers were Superior Leather Limited and Best Development Company. We do not believe we are exposed to any potentially significant disruption of product flow because a number of companies could manufacture our products and, in July 2009, we acquired certain manufacturing capabilities in Mexico from Chambers.
Seasonality of Business
Our quarterly sales and operating results have a seasonal increase in the fall (our first and second fiscal quarters) due primarily to holiday sales. Quarterly net sales and pretax (loss) income, as percentages of the totals for fiscal 2010 and 2009, were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales
Fiscal 2010	26.2%	34.1%	19.5%	20.2%
Fiscal 2009	26.8%	33.3%	19.4%	20.5%

Pretax income (loss)
Fiscal 2010	38.8%	79.9%	(99.1)%	(119.6)%
Fiscal 2009	(6.7)%	6.8%	(81.6)%	(18.5)%

The fiscal 2010 first quarter includes an acquisition bargain purchase gain of $1.4 million, or 113.4% of the quarter’s pretax income, and the fiscal 2009 third quarter includes noncash charges of $7.5 million, or 58.7% of the quarter’s pretax loss.
Governmental Regulations
Most of our products are manufactured outside of the United States. Accordingly, foreign countries and the United States may from time to time modify existing quotas, duties, tariffs, or import restrictions, or otherwise regulate or restrict imports in a manner which could be material and adverse to us. In addition, economic and political disruptions in Asia and other parts of the world from which we import goods could have an adverse effect on our ability to maintain an uninterrupted flow of products to our customers. Laws and regulations such as the Consumer Product Safety Improvement Act of 2008 also may adversely affect our profitability to the extent they require product modifications or increased product testing.
Due to the fact that we sell our products to the retail exchange operations of the United States military, and thus are a supplier to the federal government, we must comply with all applicable federal statutes. Historically we have not made any material modifications or accommodations as a result of government regulations.
Employees
As of June 30, 2010, we employed 570 people, of which 408 were full time employees. We believe employee relations are generally good.
Intellectual Property
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
Working Capital
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
Additional Information
Our website address is www.tandybrands.com. Information about our corporate governance, including our Code of Business Conduct and Ethics, is available on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 filed by our officers, directors, and stockholders holding 10% or more of our common stock, and all amendments to those reports are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). You also may read and copy any reports, proxy statements, or other information that we file with the SEC at the SEC’s public reference room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the operation and location of the public reference room. Our SEC filings also are available to the public free of charge at the SEC’s website at www.sec.gov.

ITEM 1A —	RISK FACTORS
In evaluating our business you should carefully consider the risk factors discussed below in addition to the other information in this Annual Report. Any of these factors could materially and adversely affect our business, results of operations, and financial condition. It is not possible to identify or predict all such factors and, therefore, you should not consider these risks to be a complete statement of all the uncertainties we face.
Risks Relating To Our Business
A significant portion of our sales is attributable to a few major customers and we cannot control the amount of products they purchase from us.
Ten customers accounted for 78% of our fiscal 2010 net sales, including Walmart which accounted for 47% of our net sales. A decision by Walmart or any other major customer, whether motivated by competitive conditions, financial difficulties or otherwise, to significantly change the amount of merchandise purchased from us, or to change the manner of doing business with us, could have a significant effect on our results of operations and financial position. We attempt to mitigate this exposure by selling our products to a variety of retail customers throughout North America.
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
Our fiscal 2010 net sales included $34.2 million of licensed brand name sales, including $15.6 million and $14.9 million of Wrangler® belts and totes® gifts, respectively. If we fail to comply with the terms of our license agreements, or to protect against infringement, such failure could have a material adverse effect on our business. In addition, certain of our license agreements require minimum royalty payments, regardless of the level of sales of the licensed products. In the event royalty commitments under these agreements exceed the revenues generated by sales of the licensed products, our operating results would be negatively impacted.
The Wrangler® licenses assumed from Chambers in July 2009 either expired in fiscal 2010 or are set to expire in fiscal 2011. As a result, if we are unable to continue to sell to retail partners through additional private label products under other trade names, our ability to achieve expected annual net sales from the Chambers acquisition could be jeopardized and the carrying value of the assets acquired from Chambers might become impaired. Because a significant retail partner began ordering additional private label products from us under other trade names during fiscal 2010, we do not expect the expiration of the Wrangler® licenses to have a significant impact on our operations.

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
The volatility and disruption in the capital and credit markets over the last two years have had a significant adverse impact on global economic conditions resulting in significant recessionary pressures and declines in consumer confidence and economic growth. The economic crisis has had and may continue to have a negative impact on our business which could result in:
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
Our transactions with our foreign manufacturers and suppliers are subject to the risks of doing business abroad, including potential political and economic disruptions. Imports into the United States could be affected by, among other things, the cost of transportation and the possible imposition of import duties and restrictions. The United States, Canada, China, Mexico and other countries in which our products are manufactured could impose new quotas, tariffs, or other restrictions, or adjust presently prevailing quotas, duty, or tariff levels, which could affect our operations and our ability to import products at current or increased levels.
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

Risks Relating To Our Company
Our business depends on a limited number of key personnel. The loss of any one of these individuals could disrupt our business.
Our continued success is highly dependent upon the personal efforts and abilities of our senior executives. Except for the change of control and severance agreements with our chief executive officer, we do not have employment or similar contracts with, or maintain key-person insurance on the lives of, any of our senior executives, and the loss of any one of them could disrupt our business.
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
We own and lease facilities in the United States and lease facilities in Canada and Hong Kong. We believe our properties are adequate and suitable for the particular uses involved. The following table summarizes our properties:

Form of
Facility Location	Use	Ownership
Yoakum, Texas — 4 facilities (1)	Office and warehouses	Own
West Bend, Wisconsin	Warehouse held for sale and leased to third parties	Own
Scarborough, Ontario, Canada	Manufacturing and distribution center	Lease
Dallas, Texas	Corporate office and distribution centers	Lease
Denver, Colorado	Showroom	Lease
Los Angeles, California	Office	Lease
New York, New York	Office and showroom	Lease
Kowloon, Hong Kong	Office	Lease

(1)	Three of the Yoakum, Texas facilities are vacant and were classified as held for sale as of August 2010.
As of June 30, 2010 we owned and leased 483,000 and 605,000 square feet of warehouse and office space, respectively.

ITEM 3 —	LEGAL PROCEEDINGS
We are not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 4 —	(Removed and Reserved)

PART II

ITEM 5 —	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Principal Market For Our Common Stock
The principal market for our common stock is The NASDAQ Global Market where it is listed under the symbol “TBAC.” The high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported on NASDAQ were:

	Fiscal 2010		Fiscal 2009
Quarter Ended	High	Low	High	Low
September 30	$4.27	$1.85	$6.34	$2.38
December 31	$4.61	$2.90	$5.00	$1.25
March 31	$4.05	$2.80	$2.50	$1.35
June 30	$4.94	$3.49	$3.18	$1.49
Stockholders of Record
As of August 25, 2010, we had approximately 528 stockholders of record.
Dividends
No dividends were declared in fiscal 2010. We declared and paid the following dividend in fiscal 2009:

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
Stock Available Under Equity Compensation Plans
The following table provides information regarding the number of shares of our common stock that may be issued on exercise of outstanding stock options or vesting of performance units under our existing equity compensation plans as of June 30, 2010, which include:
•	1997 Employee Stock Option Plan;
•	Nonqualified Formula Stock Option Plan for Non-Employee Directors;
•	2002 Omnibus Plan;
•	1995 Stock Deferral Plan for Non-Employee Directors; and
•	Nonqualified stock option agreements with certain non-employee directors.

	(A)		(B)		(C)
	Number of Securities				Number Of Securities Remaining
	To Be Issued upon		Weighted-Average		Available For Future Issuance
	Exercise Of		Exercise Price Of		Under Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
Plan Category	Warrants And Rights		Warrants And Rights		Reflected In Column (A))

Equity Compensation Plans Approved by Stockholders	915,100	(1)	$10.06	(2)	97,033	(3)
Equity Compensation Plans Not Approved by Stockholders	15,000	(4)	$6.09		—
Total	930,100		$9.91	(2)	97,033

(1)	Includes options to purchase common stock under the following plans:
•	1997 Employee Stock Option Plan — 127,500 shares;

•	Nonqualified Formula Stock Option Plan for Non-Employee Directors — 23,850 shares; and

•	2002 Omnibus Plan — 209,763 shares.

Also includes up to 553,987 shares under the 2002 Omnibus Plan issuable on vesting of outstanding performance units following the end of the July 1, 2008 to June 30, 2011 and July 1, 2009 to June 30, 2012 performance cycles if we achieve the maximum performance goal.

(2)	Calculation of weighted-average exercise price does not include performance unit shares under the 2002 Omnibus Plan because they have no exercise price.

(3)
Includes 28,375 shares of common stock issuable under the 1995 Stock Deferral Plan for Non-Employee Directors and 68,658 shares of common stock issuable under the 2002 Omnibus Plan. Upon adoption of the 2002 Omnibus Plan, the number of shares authorized and reserved for issuance under our previously existing stock option plans were transferred to the 2002 Omnibus Plan and are presently authorized and reserved for issuance under that plan. All shares of common stock authorized and reserved for issuance on the exercise of outstanding stock options under our previous stock option plans and the 2002 Omnibus Plan will, on the cancellation or expiration of any such stock options, automatically be authorized and reserved for issuance under the 2002 Omnibus Plan.

(4)
Includes stock options to purchase an aggregate of 15,000 shares of common stock under nonqualified stock option agreements for non-employee directors dated October 16, 2001 with Dr. James F. Gaertner (4,250), Gene Stallings (4,250), Roger R. Hemminghaus (2,500), and Colombe M. Nicholas (4,000). These options became fully vested six months after the grant date and expire on October 16, 2011.

Stock Repurchases
We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2010.

ITEM 6 —	SELECTED FINANCIAL DATA
Not applicable.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 7 should be read in the context of the information included elsewhere in this Annual Report including our consolidated financial statements and accompanying notes in Item 8 of this Annual Report.
OVERVIEW
We are organized along product categories and have two reportable segments: (1) accessories, which includes belts and small leather goods, eyewear, neckwear, and sporting goods and (2) gifts.
The overall negative retail environment and general economic conditions which the global economy began to experience over two years ago are showing signs of modest improvement, but there seems to be little consensus on when a complete economic recovery may occur. Like most companies in the retail industry, our net sales, and resulting profitability, have been severely impacted beginning in fiscal 2008. Our customers continue to take a very conservative approach toward replenishing inventory in this environment. As a result, we have made the necessary adjustments internally to respond to these indications, and we continue to work closely with our retail partners to develop products and programs to fit their needs and the current environment.
Due to a decline in sales on certain of our trade names during fiscal 2010, we were required to assess the assets for impairment. Based upon expected future sales, we determined that no impairment existed, however, if actual future sales are less than expected, an impairment may be recorded in future periods.
In connection with the consolidation of our operations in Yoakum, Texas into our Dallas, Texas distribution facility and other organizational restructuring actions, we recorded charges for termination payments ($1.0 million), relocation costs ($579,000) and other costs ($600,000).
For the year, we had net income of $1.2 million, or $0.17 per share. In fiscal 2009, we had a net loss of $15.1 million, or $2.18 per share.
The following table presents sales and gross margin data for our business segments (in thousands of dollars). Other financial information about our segments is incorporated herein by reference to Note 6 of the notes to consolidated financial statements included in Item 8 of this Annual Report.

	2010	2009
Net sales:
Accessories	$119,987	$106,153
Gifts	21,900	22,864

	$141,887	$129,017

Gross margin:
Accessories	$43,942	$33,384
Gifts	8,520	6,287

	$52,462	$39,671

Gross margin percent of sales:
Accessories	36.6%	31.4%
Gifts	38.9	27.5
Total	37.0	30.7

Operating expenses:
Accessories	$12,546	$14,288
Gifts	4,231	6,218

	$16,777	$20,506

The following presents selling, general and administrative expenses (“SG&A”), depreciation and amortization, and our interest expenses which are not directly allocated to one of our segments (in thousands of dollars).

	2010	2009
Selling, general and administrative expenses (unallocated)	$33,743	$31,873
Restructuring charges	2,197	774
Acquisition related costs	877	—
Depreciation and amortization	2,886	1,912
Interest Expense	971	636
Our sales are generally affected by changes in demand for our product categories (volume) as well as customer allowances and returns. Sales volume also can impact our gross margins in terms of product mix between mass merchant retailers, which typically sell product at lower price points than department stores, and specialty retailers. The components of our cost of goods sold and SG&A are described in Note 2 of the notes to consolidated financial statements included in Item 8 of this Annual Report and incorporated herein by reference. We include the costs related to our distribution network in SG&A while others may include all or a portion of such costs in their cost of goods sold. Consequently, our gross margins may not be comparable to others.
The following table presents net sales for each of our product categories (in thousands of dollars).

	2010		2009
Belts	$94,337	66.5%	$74,407	57.7%
Gifts	21,900	15.4	22,864	17.7
Small Leather Goods	16,494	11.6	22,220	17.2
Other	9,156	6.5	9,526	7.4

	$141,887		$129,017

Operationally, our most significant accomplishments in fiscal 2010 were:
•	maintaining gross margins and controlling SG&A expenses for fiscal 2010 as organic net sales (excluding sales attributable to the Chambers acquisition) declined from fiscal 2009;
•	acquiring certain assets of Chambers and integrating the business into our operations; and
•
consolidating our facilities, including relocating our headquarters from Arlington, Texas to our existing Dallas distribution center and relocating distribution facilities from Yoakum, Texas to Dallas, Texas.

2010 COMPARED TO 2009
Net Sales and Gross Margins
Our $141.9 million fiscal 2010 net sales were 10.0% higher than the prior year with an improved gross margin of 37.0%. The 30.7% gross margin in fiscal 2009 on net sales of $129.0 million included an inventory write-down effect of 5.4 percentage points.
Accessories segment net sales of $120.0 million in fiscal 2010 were 13.0% above the $106.2 million in fiscal 2009 primarily due to strong belt sales attributable to the Chambers acquisition (“Chambers Sales”) of $34.6 million. The accessories segment net sales increase driven by Chambers Sales was offset by lower sales due to our fiscal 2009 inventory SKU rationalization program which reduced sales of low margin and low volume products, lost sales in fiscal 2010 to customers who suffered severe financial difficulties, including bankruptcy in 2009, and reduced inventory assortments at certain customers.
Gross margin dollars in fiscal 2010 generally were higher as the result of Chambers Sales ($12.4 million gross margin dollars in fiscal 2010) and a $6.9 million inventory write-down from the prior year which negatively impacted the prior year margin percentage by 5.4 percentage points. The margin percentage of net sales for our accessories segment in fiscal 2010 improved by 5.2 percentage points over fiscal 2009 due to the inventory write-down in the prior year ($5.6 million, or 5.3 margin percentage points). The margin percentage of net sales for our gifts segment in fiscal 2010 improved by 11.4 percentage points over fiscal 2009 due to the inventory write-down in the prior year ($1.3 million, or 5.8 margin percentage points) and improved product sourcing ($1.6 million, or 6.9 margin percentage points).
Operating Expenses
Total segment operating expenses in fiscal 2010 of $16.8 million were more than $3.7 million lower than the prior year ($20.5 million) primarily due to lower distribution and salaries and benefits costs in fiscal 2010 and a $1.3 million lower doubtful accounts receivable provision.

Total SG&A of $50.5 million for fiscal 2010 was $1.9 million less than that incurred in 2009 ($52.4 million). The reductions were primarily due to decreases in expenses such as bad debt provisions, salaries and benefits, travel and professional services. We incurred acquisition related costs of $289,000 during the first quarter of fiscal 2010 in connection with the Chambers transaction. As further described in Note 4 of the notes to the consolidated financial statements in Item 8 of this Annual Report, incorporated herein by reference, we recognized an additional $588,000 of acquisition related costs in the third and fourth quarters of fiscal 2010.
Depreciation and amortization for fiscal 2010 was $974,000 higher than in 2009 as a result of acquiring the customer list and equipment in the Chambers transaction and from capital expenditures relating to our Dallas, Texas facility.
Interest And Taxes
Interest expense for fiscal 2010 was $335,000 higher than that incurred in 2009. This increase was primarily attributable to higher debt cost amortization and higher outstanding borrowings under our credit facility and the Chambers acquisition earn-out liability discount amortization of $141,000.
The carryback of our fiscal 2008 net operating loss as the result of the Worker, Homeownership, and Business Assistance Act of 2009, which became law in November 2009, resulted in $4.4 million of refundable income taxes paid for the fiscal 2003-2005 period which was collected in fiscal 2010.
Because we incurred a net loss in fiscal 2008 and fiscal 2009, we have a remaining federal income tax net loss carryover of $33.6 million expiring in 2029 and 2030.
Our effective income tax rates were a negative 138.7% and 3.6% in fiscal 2010 and fiscal 2009, respectively. In both years the benefits of the 34% federal statutory rate applied to our pretax losses were offset by deferred tax valuation allowances (fiscal 2010 — 45.7%; fiscal 2009 — 39.2%). The valuation allowances are recorded on our deferred tax assets because we have experienced cumulative operating losses over the past three years. Ultimate realization of the deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences become deductible.
LIQUIDITY AND CAPITAL RESOURCES
Our operating activities provided cash of $2,000 in fiscal 2010 compared to $3.5 million in fiscal 2009. This difference is primarily due to higher inventory levels to support the increased net sales driven by the Chambers acquisition and the timing of advance payments for inventory which represented uses of cash of $4.6 million and $1.9 million, respectively. Accounts payable was higher due to timing of payments as we continue to improve days of working capital. Reductions in accrued expenses and accounts receivable were achieved through lower salaries and benefits and a reduction in the bad debt reserve as a result of improved collections and fewer customers with financial troubles. Our fiscal 2010 and 2009 operating activities included $4.4 million and $1.2 million in income tax refunds received, respectively.
Investing activities related to the Chambers transaction consisted of the $5.0 million estimated present value of an earn-out agreement, a noncash financing activity, and $3.9 million in cash from operating activities paid for the assets listed in Note 4 of the notes to the consolidated financial statements in Item 8 of this Annual Report incorporated herein by reference. Purchases of property and equipment in fiscal 2010 were primarily related to the move of our corporate offices in December 2009 and the consolidation of our distribution facilities into our lower-cost Dallas, Texas distribution facility. We also recorded property and equipment sale proceeds of $804,000 in fiscal 2010 primarily from the sale of a warehouse in Yoakum, Texas, which resulted in a $339,000 pretax gain included in other income. In January 2010, $1.8 million of assets held in a trust for retired executive officers were fully liquidated and payment of the proceeds to the retirees reduced other current assets and accrued expenses. In fiscal 2009, $1.1 million was contributed to the trust.
Financing activities included credit facility net borrowings of $9.4 million in fiscal 2010 compared with a $363,000 net payment in fiscal 2009. The increase over the prior year was primarily due to borrowings related to the Chambers transaction and to fund our investing activities. Dividend payments were suspended in December 2008 in light of the ongoing decline in economic conditions in order to preserve capital and enhance our financial flexibility for investing in key growth initiatives. The dividend suspension will be reassessed on an ongoing basis.

Our primary sources of liquidity are cash flows from operating activities and our credit facility, which we believe will provide adequate financial resources for our future working capital needs. We amended our credit facility effective May 10, 2010 to extend its term to October 2012, expand our ability to acquire fixed assets, and to adjust the tangible net worth financial covenant.
Information about our U.S. and Canadian credit facilities is incorporated herein by reference to Note 5 of the notes to the consolidated financial statements included in Item 8 of this Annual Report. At June 30, 2010, we had $8.7 million borrowing availability and $9.2 million in outstanding borrowings under our U.S. facility and $1.1 million borrowing availability and $230,000 in outstanding borrowings under our Canadian facility.
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
Sensitivity Analysis The following table presents the estimated effect of the indicated increase (decrease) in our net sales, based on fiscal 2010 net sales of $141.9 million, on our allowance for doubtful accounts and customer allowance dollars (in thousands except per share amounts). Changes in general economic conditions, trends and developments within our industry, or situations unique to specific customers could result in significant fluctuations in the actual effects of these estimates.

	Sales	Allowances		Earnings
	Change	Reserves	Expense	Per Share
Change in customer allowances and returns	+/- 0.5%	$709 / $(709)	$709 / $(709)	$(0.07) / $0.07
Change in allowance for doubtful accounts	+/- 0.125	177 / (177)	177 / (177)	(0.02) / 0.02
Inventories
Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market. Cost includes the direct cost of purchased products and, for manufactured products, materials, direct and indirect labor, and factory overhead. Market, with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value. In our assessment of the value of inventory, we monitor retailer sell-through rates, fashion trends, and the accumulation of excess inventory. Our assessment is both a quantitative measurement (e.g., the use of metrics such as the number of months supply on hand) and qualitative measurement (e.g., the ability to utilize certain styles in current and future programs). In general we have relationships with off-price store customers that will purchase excess inventory at discounted prices and we have been able to realize values at or above the lower of cost or market values at which we carry our inventories. If circumstances arise in which the market value of items in inventory declines below cost, an inventory markdown is estimated and charged to expense in the period identified. If we incorrectly anticipate these trends or if unexpected events occur, our results of operations could be materially affected.

Sensitivity Analysis The effect of a 1% write-down in the value of our inventory as of June 30, 2010 would be (dollars in thousands except per share amounts):

	Percentage			Earnings
	Of Inventory	Inventory	Expense	Per Share

Change in inventory write-down	-1%	$(314)	$314	$(0.03)
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
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
The information in Note 2 of the notes to the consolidated financial statements included in Item 8 of this Annual Report is incorporated herein by reference.

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Tandy Brands Accessories, Inc.
We have audited the accompanying consolidated balance sheets of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tandy Brands Accessories, Inc. and subsidiaries at June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Dallas, Texas
August 26, 2010

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$830	$2,454
Restricted cash	1,333	1,216
Accounts receivable	18,630	19,566
Inventories	31,371	23,022
Other current assets	8,114	8,282

Total current assets	60,278	54,540

Property and equipment, net	8,658	3,776

Other assets:
Intangibles	5,717	2,742
Other assets	879	908

Total other assets	6,596	3,650

	$75,532	$61,966

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$13,497	$9,369
Accrued compensation	3,202	5,932
Accrued expenses	1,795	2,124
Note payable	9,425	—

Total current liabilities	27,919	17,425

Other liabilities	3,793	2,825

Commitments and contingencies (see Note 7)

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	—	—
Common stock, $1.00 par value, 10,000 shares authorized, 6,933 shares and 7,037 shares issued and outstanding	6,933	7,037
Additional paid-in capital	34,172	34,867
Retained earnings (deficit)	1,158	(56)
Other comprehensive income	1,557	984
Shares held by Benefit Restoration Plan Trust	—	(1,116)

Total stockholders’ equity	43,820	41,716

	$75,532	$61,966

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Operations
(in thousands except per share amounts)

	Year Ended June 30
	2010	2009

Net sales	$141,887	$129,017

Cost of goods sold	89,425	82,417
Inventory write-down	—	6,929

	89,425	89,346

Gross margin	52,462	39,671

Selling, general and administrative expenses	50,520	52,379
Depreciation and amortization	2,886	1,912
Acquisition related costs	877	—
Restructuring charges	2,197	774

Total operating expenses	56,480	55,065

Operating loss	(4,018)	(15,394)

Interest expense	(971)	(636)
Other income	474	350
Acquisition bargain purchase gain	1,379	—

Loss before income taxes	(3,136)	(15,680)

Benefit from income taxes	(4,350)	(569)

Net income (loss)	$1,214	$(15,111)

Income (loss) per common share	$0.18	$(2.18)

Income (loss) per common share assuming dilution	$0.17	$(2.18)

Cash dividends declared per common share	$—	$0.04

Common shares outstanding	6,931	6,937

Common shares outstanding assuming dilution	7,086	6,937
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended June 30
	2010	2009
Cash flows provided by operating activities:
Net income (loss)	$1,214	$(15,111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Inventory write-down	—	6,929
Deferred income taxes	136	(418)
Acquisition bargain purchase gain	(1,379)	—
Contingent consideration revaluation	588	—
Depreciation and amortization	2,968	1,944
Doubtful accounts receivable provision	(205)	1,113
Stock compensation expense	605	195
Amortization of debt costs	259	233
Other	(212)	(453)
Change in assets and liabilities:
Accounts receivable	1,206	688
Inventories	(4,551)	5,443
Other assets	(1,915)	2,392
Accounts payable	4,081	(668)
Accrued expenses	(2,793)	1,233

Net cash provided by operating activities	2	3,520

Cash flows used for investing activities:
Acquisition	(3,921)	—
Purchases of property and equipment	(5,083)	(538)
Sales of property and equipment	804	428
Liquidation (funding) supplemental executive retirement plan	1,812	(1,060)

Net cash used for investing activities	(6,388)	(1,170)

Cash flows provided (used) by financing activities:
Stock purchase program withdrawals	—	(145)
Dividends paid	—	(564)
Change in cash overdrafts	27	(230)
Change in restricted cash	—	(359)
Acquisition earn-out payments	(4,747)	—
Net note borrowings (payments)	9,425	(363)

Net cash provided (used) by financing activities	4,705	(1,661)

Effect of exchange-rate changes on cash and cash equivalents	57	(108)

Net (decrease) increase in cash and cash equivalents	(1,624)	581

Cash and cash equivalents beginning of year	2,454	1,873

Cash and cash equivalents end of year	$830	$2,454

Supplemental cash flow information:
Interest paid	$497	$460
Income taxes refunded, net	$(4,175)	$(698)

Noncash investing and financing activities:
Acquisition and acquisition earn-out	$5,036	$—
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Stockholders’ Equity
(in thousands except per share amounts)

						Shares Held
			Additional	Retained	Other	By Benefit	Total
	Common Stock		Paid-In	(Deficit)	Comprehensive	Restoration	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Plan Trust	Equity
Balance June 30, 2008	7,049	$7,049	$34,840	$15,337	$1,666	$(1,014)	$57,878
Comprehensive (loss):
Net (loss)	—	—	—	(15,111)	—	—	(15,111)
Currency translation adjustments	—	—	—	—	(682)	—	(682)

							(15,793)
Cash dividends declared — $0.04 per share	—	—	—	(282)	—	—	(282)
Stock Purchase Program withdrawals	(25)	(25)	(120)	—	—	—	(145)
Share-based compensation	13	13	147	—	—	—	160
Benefit Restoration Plan Trust shares purchased	—	—	—	—	—	(102)	(102)

Balance June 30, 2009	7,037	$7,037	$34,867	$(56)	$984	$(1,116)	$41,716

Comprehensive income:
Net income	—	—	—	1,214	—	—	1,214
Currency translation adjustments	—	—	—	—	573	—	573

							1,787
Share-based compensation	21	21	304	—	—	—	325
Benefit Restoration Plan Trust shares cancelled	(125)	(125)	(999)	—	—	1,116	(8)

Balance June 30, 2010	6,933	$6,933	$34,172	$1,158	$1,557	$—	$43,820

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
Basis Of Presentation
The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the use of estimates that affect the reported value of assets, liabilities, revenues, and expenses. These estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as the business and economic environment changes, including evaluation of events subsequent to our fiscal year end through the financial statements issuance date. Actual results may differ from these estimates under different assumptions or conditions. Such differences could have a material impact on our future financial position, results of operations, and cash flows.
The consolidated financial statements include the accounts of the Company and our subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation. Certain amounts have been reclassified in the fiscal 2009 financial statements to conform to the fiscal 2010 presentation, including reclassification of restricted cash.
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
Note 2 — Summary Of Significant Accounting Policies
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
The following table presents the assets and liabilities we measure at fair value each reporting period, the measurement input level, and their classification in our financial statements (in thousands).

	Fair
	Value	June 30	June 30
	Level	2010	2009
Supplemental executive retirement obligation trust included in other current assets	1	$—	$1,705
Supplemental executive retirement obligation included in accrued expenses	1	—	1,705
Acquisition earn-out	3	364	—

Changes in the fair value of our acquisition earn-out contingent consideration obligation were (in thousands):

July 9, 2009	$4,373
Contingent consideration revaluation	588
Payments	(4,747)
Expense	150

June 30, 2010	$364

Cash And Cash Equivalents
We consider cash on hand, deposits in banks, and short-term investments with original maturities of less than three months as cash and cash equivalents.
Restricted Cash
Under our Canadian subsidiary’s credit facility, we are currently required to maintain on deposit with the lender a compensating balance of CAD $1.4 million in fiscal 2010 (U.S. $1.3 million) and fiscal 2009 (U.S. $1.2 million), and CAD $1.0 million in fiscal 2008 (U.S. $982,000). The compensating balance held with the lender consists of time deposits with original maturities of less than three months. The credit facility does not have a specified maturity date and can be cancelled without penalty at the discretion of the Company or the lender at any time.
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
Accounts receivable are net of an allowance for doubtful accounts, discounts and returns of $4.6 million and $4.4 million for fiscal 2010 and 2009, respectively.
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

	2010	2009
Raw materials	$2,319	$1,489
Work-in-process	351	68
Finished goods	28,701	21,465

	$31,371	$23,022

Advance payments for inventory of $3.3 million and $1.7 million are included in other current assets at June 30, 2010 and 2009, respectively.
Property And Equipment
Property and equipment are carried at cost less accumulated depreciation calculated using the straight-line method (in thousands):

	June 30
	2010	2009	Depreciation Rates
Buildings	$3,660	$3,667	3%
Leasehold improvements	3,259	3,096	Lesser of lease term or asset life
Machinery and equipment	28,147	23,668	10% to 50%

	35,066	30,431
Accumulated depreciation	(26,408)	(26,655)

	$8,658	$3,776

Depreciation expense: 2010 — $1,777 ; 2009 — $1,617

The net book value of accessories segment property and equipment no longer used in our operations is included in other current assets (2010 — $2.8 million; 2009 — $3.2 million) and is held for sale without expectation of incurring a loss; however, amounts actually realized from the sale of such property and equipment may differ from our estimates.
As a result of the completion of the consolidation of our Yoakum, Texas accessories segment operations into our Dallas, Texas distribution facility, in July 2010, $1.6 million of property and equipment located in Yoakum, Texas was no longer being used in our operations and was reclassified from property and equipment and included in other current assets. This property and equipment is held for sale without expectation of incurring a loss; however, amounts actually realized from the sale of such property and equipment may differ from our estimates.
Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially prolong the useful lives of the assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations.
Intangibles And Impairment Of Long-Lived Assets
Finite-lived intangibles are amortized either using the straight-line method over their estimated useful lives (e.g., trade names) or using an undiscounted cash flows model (e.g., Chambers customer list).
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
Derivative Instruments
We did not have any significant derivative activities as of June 30, 2010 or 2009 and we do not enter into derivative investments for the purpose of speculative investment. Our overall risk management philosophy is re-evaluated as business conditions change.
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
Costs And Expenses
Cost of goods sold includes our costs associated with the procurement and manufacture of inventory, such as the cost of inventory and raw materials purchased from overseas, costs of shipping from our suppliers, ticketing and labeling of product and, where applicable, labor and overhead related to our product manufacturing facilities. SG&A includes our costs related to activities incurred in the normal course of business which are not associated with the procurement or production of inventory. They also include costs associated with our distribution centers (2010 — $13.6 million; 2009 — $14.6 million). Those amounts include $2.1 million and $2.6 million of shipping and handling expenses in fiscal 2010 and 2009, respectively.
Advertising Costs
Advertising costs, consisting primarily of shows and conventions as well as display and print advertising, are expensed as they are incurred (2010 — $1.4 million; 2009 — $1.3 million).
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

Recent Accounting Pronouncements
Effective July 1, 2009, we adopted the accounting and reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Business Combinations, (ASC 805-10) originally issued by the FASB in December 2007 as Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, together with the guidance of FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, (ASC 350-30-55) issued in April 2008. Together they require recognition of assets acquired and liabilities assumed at their fair values at the acquisition date using the acquisition method, including goodwill recognition as a residual or a gain from a bargain purchase. The new accounting pronouncements had no effect on previously acquired assets, liabilities, or goodwill, but the accounting for acquisitions after June 2009 differs from acquisitions before July 2009.
Note 3 — Significant Events
Fiscal 2010 Restructuring Charges
During the third quarter of fiscal 2010, we announced a plan to consolidate our operations in Yoakum, Texas into our Dallas, Texas distribution facility. In connection with the consolidation plan and other organizational restructuring actions, we recorded charges for termination payments ($1.0 million), relocation costs ($579,000) and other costs ($600,000). As of June 30, 2010, $562,000 of such unpaid costs were included in accrued expenses.
Fiscal 2010 Income Tax Refund
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
Fiscal 2009 Inventory Write-Down and Restructuring Charges
In January 2009, we announced an organizational restructuring plan designed to focus our product development efforts, build critical capabilities, increase flexibility to better serve our retail partners’ needs and reduce operating expenses. Pursuant to our organizational restructuring plan, our management team determined it was in the best interest of the Company to allocate our resources to products with higher margins and larger shipping quantities. As a result of this focus, we implemented an aggressive product life-cycle management program and have moved away from low margin products with either small shipping quantities or slow turnover rates. To facilitate implementation of the product life-cycle management program, we decided to liquidate certain inventories requiring excessive resources by reducing selling prices or scrapping items which might be difficult to sell under current market conditions. Consequently, we recorded an $6.9 million noncash inventory write-down reflecting our best estimate of the market values we anticipate realizing based on our experiences selling through inventory liquidation channels. In connection with our organizational restructuring plan, we also recorded charges included in restructuring charges for termination payments ($558,000) and other costs ($216,000).
Note 4 — Acquisition
On July 9, 2009, we purchased from Chambers, a wholly-owned subsidiary of Phoenix Footwear Group, Inc., its intellectual property, customer relationships, manufacturing equipment, and substantially all of its inventory. We also assumed its licenses with Wrangler Apparel, Inc. to sell men’s, women’s, and boy’s belts and accessories in the mass merchants and western markets (“Wrangler Mass” and “Western/Specialty”, respectively) and a manufacturing contract between Chambers and Maquiliadora Chambers de Mexico, S.A. de C.V. (“MCM”). We have employed certain of Chambers employees and leased its former facilities in Commerce, California.
In July 2009, we paid $3.9 million to Chambers and certain of its vendors. The earn-out provisions of the purchase agreement required payment of 21.5% of our $26.5 million of net sales through July 9, 2010 of private label and Wrangler Mass products formerly sold by Chambers, with a $2.0 million minimum guarantee. The Wrangler Mass license expired in June 2010 and the Western/Specialty license expires in December 2010. Both licenses provided for royalty payments equal to 5% of net sales through December 2009 and the Wrangler Mass license provided for a 4% royalty thereafter. The licenses had minimum royalty guarantees of $497,000 through December 2009 and the Western/Specialty license has a $210,000 annual guarantee thereafter. The Wrangler Mass royalties were payable by Chambers from the earn-out, but were guaranteed by us. We received notice during fiscal 2010 that the Wrangler Mass and Western/Specialty licenses would not be renewed once they expired; however, because a significant retail partner began ordering additional private label products from us under other trade names during the year, we do not expect the license expirations to have a significant impact on our operations.

Under the MCM contract, MCM manufactures products for us under the direction and supervision of our employees utilizing machinery we purchased from Chambers and raw materials which we supply. There is a minimum wage guarantee for any week we do not require MCM to manufacture products for us and the contract may be terminated on sixty days notice.
The following presents the estimated fair values of the net assets acquired from Chambers, as of July 9, 2009, the closing date of the transaction (in thousands):

Inventories	$3,527
Equipment	1,550
Customer list	3,016
Trade names	1,150
Earn-out prepayment	430

Total assets	9,673
Earn-out consideration discounted at 8.625%	(4,373)

Net assets	$5,300

We derived the estimated fair values from assumptions we believe unrelated market participants would use based on both observable and unobservable marketplace factors. The earn-out contingent consideration fair value is the present value of our obligation based on probability-weighted estimates of the net sales of private label and Wrangler Mass products formerly sold by Chambers that we sold during the earn-out period, a Level 3 fair value estimate. Each reporting period, the contingent consideration was revalued as the result of changes in our estimates of net sales, their timing, or the discount rate, with increases and decreases being recorded in our statements of operations.
Our estimate of the net assets’ fair value exceeded the estimated fair value of the total consideration we paid and will pay over the earn-out period which we believe resulted from Chambers’ financial difficulties and uncertainties relating to extending the terms of certain licenses. As a result, we recognized a $1.4 million bargain purchase gain in July 2009. Due to sales outperforming our initial estimate, we revalued the contingent consideration during the third and fourth quarters of fiscal 2010 resulting in a net charge of $588,000 which was included in acquisition related costs.
The equipment we acquired is being depreciated using the straight line method over periods of three to five years (fiscal year 2010 — $335,000). The customer list is being amortized over seven years in proportion to the estimated undiscounted cash flows which may be derived from the acquired assets (fiscal year 2010 — $754,000). The trade name has an indefinite life and, therefore, is not being amortized.
For fiscal 2010, net sales of $34.6 million and accessories segment income of $10.2 million were attributable to the acquisition. Sales of Chambers products in fiscal 2010 prior to the acquisition date would have been minimal. We are unable to provide financial information as if the Chambers acquisition had occurred as of the beginning of fiscal 2009 as we do not have what we believe to be reliable financial information for Chambers during that time period.

Note 5 — Credit Arrangements
We have a $27.5 million credit facility for borrowings and letters of credit which was amended effective October 6, 2009 to extend its term, reduce the interest rate, and adjust the tangible net worth financial covenant. Effective May 10, 2010, the facility was further amended to extend its term an additional eighteen months, expand our ability to acquire fixed assets, and adjust the tangible net worth financial covenant. At June 30, 2010, we had $8.7 million borrowing availability based on our accounts receivable and inventory levels, outstanding letters of credit totaling $744,000, and $9.2 million outstanding borrowings under the facility. There were letters of credit totaling $512,000, and no outstanding borrowings under the facility at June 30, 2009. Borrowings, which are due on the amended facility’s expiration in October 2012, bear interest at the daily adjusting one-month LIBOR rate plus 4% (3.5% after June 2010 under specified conditions) or, if such rate is not available under the terms of the credit facility note, the lender’s prime rate plus 2%.
The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries. It requires the maintenance of a specified tangible net worth ($35.0 million as of June 30, 2010) which, if not met, could adversely impact our liquidity. The facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements. The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying debt, and making certain property transfers.
Our Canadian subsidiary has a CAD $1.4 million credit facility (direct advances limited to U.S. $1.1 million) with interest at the lender’s prime or U.S. base rates. The facility is secured by cash, credit balances, and/or deposit instruments of CAD $1.4 million (2010 — $1.3 million; 2009 — $1.2 million). The credit facility does not have a specified maturity date and can be cancelled without penalty at the discretion of the Company or the lender at any time. At June 30, 2010, we had $230,000 of outstanding borrowings under the facility.
Interest expense includes interest incurred on our outstanding borrowings, amortization of costs incurred in connection with our credit facilities over the periods of the facilities (2010 — $259,000; 2009 — $233,000) and the discount amortization related to the Chambers acquisition earn-out liability (2010 — $141,000; 2009 — $0). At June 30, 2010, the remaining debt costs to be amortized were $92,000.
Note 6 — Disclosures About Segments Of Our Business And Related Information
We are organized along product categories and have two reportable segments: (1) accessories, which includes belts and small leather goods, eyewear, neckwear, and sporting goods and (2) gifts. Each segment is measured by management based on income consisting of net sales less cost of goods sold, product distribution expenses, and royalties utilizing accounting policies consistent in all material respects with those described in Note 2. No inter-segment revenue is recorded. Assets, related depreciation and amortization, and certain SG&A expenses are not allocated to the segments.
In connection with our organizational restructuring, we changed our reportable business segments in the first quarter of fiscal 2010 to focus on product categories as described above. Our business segment information for fiscal 2009 has been restated to conform to the fiscal 2010 presentation.
The following table presents operating information by segment and reconciliation of segment income to our consolidated operating income (in thousands).

	2010	2009
Net sales:
Accessories	$119,987	$106,153
Gifts	21,900	22,864

	$141,887	$129,017

Segment income:
Accessories (1)	$31,395	$19,096
Gifts (2)	4,290	69

	35,685	19,165
Selling, general and administrative expenses	(33,743)	(31,873)
Restructuring charges	(2,197)	(774)
Depreciation and amortization	(2,886)	(1,912)
Acquisition transaction costs	(877)	—

Operating income (loss)	$(4,018)	$(15,394)

(1)	Accessories’ segment income for fiscal 2009 includes inventory write-downs of $5.6 million.

(2)	Gifts’ segment income for fiscal 2009 includes inventory write-downs of $1.3 million.

The only customers accounting for 10% or more of our total net sales were Walmart (2010 — 47%; 2009 - 43%) and Kohl’s (2009 — 10%).
Our net sales, loss before income taxes, property and equipment, and total assets by geographic location were (in thousands):

	2010	2009
Net sales:
United States	$132,087	$118,568
Canada	9,800	10,449

	$141,887	$129,017

Income (loss) before income taxes:
United States	$(2,438)	$(16,294)
Canada	(698)	614

	$(3,136)	$(15,680)

Property and equipment:
United States	$7,710	$3,680
Canada	114	96
Mexico	834	—

	$8,658	$3,776

Total assets:
United States	$67,192	$56,180
Canada	5,928	5,786
Mexico	2,412	—

	$75,532	$61,966

Our Canadian subsidiary is part of our accessories segment. Its sales and income are converted to U.S. dollars at monthly average exchange rates. Property and equipment and total assets are converted at each fiscal year-end exchange rate. For our Mexico operations, the functional currency is the U.S. dollar, and all of the activity is inter-company and is eliminated in consolidation.
Note 7 — Leases And Royalties
We lease office, warehouse, and manufacturing facilities under noncancellable operating leases expiring through 2020 with varying renewal and escalation clauses. Our rental expense in fiscal 2010 and 2009 totaled $2.4 million and $2.0 million, respectively.
We have licensing agreements with third parties to use their trademarks on our products. Royalty expense in fiscal 2010 and 2009 related to these agreements totaled $2.3 million and $2.1 million, respectively.
As of June 30, 2010, future payments under our leases, including additional rents under escalation clauses, and minimum royalty commitments were (in thousands):

Fiscal Year	Rent	Royalty
2011	$1,858	$953
2012	1,643	773
2013	1,407	142
2014	798	—
Thereafter	4,880	—

	$10,586	$1,868

Note 8 — Income Taxes
Significant components of our net deferred tax assets were (in thousands):

	2010	2009
Net operating loss carryover	$12,484	$12,199
Inventory valuation	3,164	5,279
Uncertain tax positions	1,002	918
Compensation plans	701	1,401
Depreciation	448	885
Accounts receivable valuation	166	624
Other net	419	186

	18,384	21,492
Valuation allowance	(18,097)	(21,087)

Net	$287	$405

Significant components of our income tax provisions were (in thousands):

	2010	2009
Current:
Federal (benefit)	$(4,422)	$—
State	15	89
Foreign	(245)	155

	(4,652)	244
Deferred:
Federal	3,133	(5,479)
State	(125)	(575)
Foreign	53	(415)
Uncertain tax positions	231	(252)
Valuation allowance	(2,990)	5,908

	302	(813)

	$(4,350)	$(569)

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	2010	2009
Statutory rate	(34.0)%	(34.0)%
Deferred tax valuation allowance	(95.4)	39.2
State and foreign taxes net of federal tax benefit	(20.9)	(5.1)
Uncertain tax positions	7.4	(1.7)
Other net	4.2	(2.0)

	(138.7)%	(3.6)%

Our $33.6 million federal income tax net operating loss carryover expires in 2029 and 2030. While it is reasonably possible a current examination of state income tax returns for fiscal 1999 through fiscal 2003 involving uncertain tax positions could be resolved within the next twelve months through settlement or administrative proceedings, the potential impact cannot be estimated at this time. Otherwise, the majority of our state income tax returns are no longer subject to examination for years before 2004. U.S. federal income tax returns are no longer subject to examination for years before fiscal 2006 and Canadian income tax returns are no longer subject to examination for years before 2001.

The following presents information about our unrecognized tax benefits of uncertain tax positions (in thousands).

	2010	2009
Unrecognized tax benefits:
Beginning of year	$1,521	$1,870
Increases (decreases) in prior years’ tax positions	5	119
Statutes of limitations lapses	—	(468)

End of year	1,526	1,521
Accrued interest and penalties	1,396	1,171

Uncertain tax positions liability	$2,922	$2,692

Unrecognized tax benefits affecting tax rate if recognized	$1,007	$1,003
Interest and penalty expense	$226	$97
Note 9 — Intangibles
The following tables present information about the costs we have allocated to finite and indefinite-lived intangible assets we acquired as part of business acquisitions (in thousands).

	2010	2009
Gross carrying amount	$10,558	$6,655
Accumulated amortization	(4,841)	(3,913)

	$5,717	$2,742

	2010		Weighted-Average Life
	Net Balance	Expense	Total	Remaining
Finite
Trade names	$2,304	$438	20.0	7.9
Chambers customer list	2,263	753	8.0	7.0

	$4,567	$1,191	16.2	7.4

Indefinite
Chambers trade name	1,150	—

Total	$5,717	$1,191

Amortization expense: 2010 — $1,191; 2009 — $327
Estimated annual amortization expense: 2011 — $866; 2012 — $786; 2013 — $679; 2014 — $600; 2015 — $560
Note 10 — Share-Based Compensation
Omnibus Plan
The Tandy Brands Accessories, Inc. 2002 Omnibus Plan (“Omnibus Plan”), approved by our stockholders in 2002, is designed to attract and retain the services of key management employees and members of our board of directors through the granting of incentive stock options (other than to directors), nonqualified stock options, performance units, stock appreciation rights, or restricted stock. Restricted stock and stock option awards under the Omnibus Plan and prior stock option plans have a maximum contractual life of ten years and specific vesting terms and performance goals are addressed in each equity award grant. All shares available for grant under our prior plans have been transferred to the Omnibus Plan and are authorized and reserved for issuance under the Omnibus Plan. All shares of common stock presently authorized and reserved for issuance on the exercise of stock options or vesting of restricted stock will automatically be authorized and reserved for issuance under the Omnibus Plan on their cancellation, forfeiture, or expiration. At June 30, 2010, there were 97,033 shares of common stock available for future grants.
The Omnibus Plan provides that, when a non-employee director is first elected or appointed to our board of directors, the director will be awarded 4,060 shares of restricted stock. The Omnibus Plan also provides that on or about the beginning of each fiscal year, each continuing non-employee director will be awarded shares of restricted stock (Chairman of the Board — 4,200 shares; each other director — 3,000 shares). If the board so elects, an alternative form of award with a substantially equivalent value, other than an incentive stock option, may be granted in lieu of restricted stock.

A committee of non-employee members of our board of directors may grant awards to directors and employees. Shares issued to satisfy awards may be from authorized but unissued common stock, treasury stock, or shares purchased on the open market. Currently, we issue new shares under the Omnibus Plan.
Awards Granted
Restricted Stock Restricted stock awards are not transferable, but bear rights of ownership including voting and dividend rights. Awards to our non-employee directors vest annually at a rate of one-third per year, beginning one year after the grant date. However, upon the death, disability, resignation, or termination of a non-employee director, that director’s shares generally become fully vested. Consequently, there is no requisite service period and the fair value of the awards is expensed on the award date. Restricted stock awarded to employees either cliff vests on the three-year anniversary of the award or vests at a rate of one-third per year. The requisite service periods are either the vesting period or the total period over which multiple-tranche awards vest. Although there are no performance requirements related to the vesting of restricted stock awarded to employees, they must be continually employed through the vesting period. We estimate the fair value of restricted stock awards to be the market price of our common stock on the award date.

		Weighted-Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested June 30, 2009	39,841	$8.16
Granted	21,000	2.42
Vested	(16,421)	8.85

Nonvested June 30, 2010	44,420	5.19

Restricted stock fair values on the vesting dates in fiscal 2010 and 2009 were $44,000 and $189,000, respectively.
Stock Options Stock options granted to our non-employee directors are nonqualified and become fully vested six months after the grant date, the requisite service period. Nonqualified options granted to employees vest annually at a rate of one-third per year, beginning one year after the grant date, and have a three-year requisite service period.
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

	Weighted-Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term	Value
Outstanding June 30, 2009	457,325	$10.60
Granted	—	—
Forfeited and cancelled	(81,212)	13.79

Outstanding June 30, 2010	376,113	9.91

Vested and expected to vest	376,113	9.91	2.5 Years	—

Exercisable	356,113	10.16	2.1 Years	—

Performance Units Performance units payable 50% in cash and 50% in shares of our common stock following the end of the performance cycle were awarded in fiscal 2009 and 2010. The units earned during the performance cycle vary from 0% to 200% of the units awarded based on our basic earnings per share for each of the three fiscal years ending June 30, 2011 and June 30, 2012, excluding the effects of accounting principles changes, extraordinary items, recognized capital gains and losses and, as determined by our board of directors, one-time, non-operating items. Performance units generally cliff vest at the end of the applicable performance cycle. Notwithstanding the foregoing, employees vest in 200% of the units awarded if there is a change in control or in a portion of units earned based on the number of years employed during the cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement.

Each performance unit has a $1.00 assigned value. The weighted-average fair value of performance unit shares was based on the grant-date market price of our common stock assuming no dividend payments during the performance cycle.

		Shares
			Weighted-Average
	Performance		Grant-Date
	Units(1)	Number(1)	Fair Value
Outstanding June 30, 2009	1,126,666	293,387	$1.92
Granted	1,380,000	285,419	2.42
Forfeited	(120,000)	(24,819)	2.42

Outstanding June 30, 2010	2,386,666	553,987	2.15

Vested and expected to vest	2,386,666	553,987	2.15

(1)	Assuming maximum payout.
Expense Share-based compensation expense of $568,000 and $276,000 was recognized in fiscal 2010 and 2009, respectively, together with income tax benefits of $210,000 and $102,000, respectively. Estimated unrecognized expense of $722,000 remained at June 30, 2010 to be recognized over a weighted-average period of 1.5 years. The number of stock options and performance units expected to vest in determining compensation expense to be recognized were estimated based on employment termination, option forfeiture patterns, and actual and estimated earnings per share.
Note 11 — Employee Benefit Plans And Consulting Agreement
Our total contributions to our 401(k) Plan, Stock Purchase Program, and Benefit Restoration Plan were $596,000 and $655,000 in fiscal 2010 and 2009, respectively.
401(k) Plan Our Employees Investment Plan is open to substantially all of our full-time employees. Eligible employees may contribute up to 35% of their annual compensation, subject to IRS limits, to a 401(k) Plan on a pre-tax basis or a Roth 401(k) Plan on an after-tax basis. In accordance with the Safe Harbor 401(k) Plan, and upon completion of one year of service, we match 100% of employee contributions up to 3% of compensation and 50% of employee contributions up to 5% of compensation. The 401(k) Plan allows participants to direct the investment of both employee and matching employer contributions from a variety of investment alternatives, one of which is our common stock.
Stock Purchase Program Until its suspension in September 2008, our Stock Purchase Program was open to all full-time employees who had been employed at least six months, but less than one year, or who had been employed one year or more and were contributing to the 401(k) Plan. The program was terminated in February 2010.
Benefit Restoration Plan Our Benefit Restoration Plan (“BRP”) was a nonqualified deferred compensation plan to restore retirement benefits for a select group of our management and highly compensated employees who were eligible to make contributions to the 401(k) Plan, but whose contributions to the 401(k) Plan were reduced due to limitations imposed by the Internal Revenue Code of 1986, as amended. For any plan year, participants could have elected to defer, on a pretax basis, between 1% and 10% of their annual compensation, reduced by their total contributions to the 401(k) Plan during the year. Participants could direct the investment of their contributions in various investment alternatives, including our common stock. Our matching contributions were required to be invested in our common stock, or as we otherwise determined. All benefit payments from the BRP were made in cash either in a lump sum or monthly installments over a period not exceeding ten years. Our liability associated with the BRP was included in accrued compensation in 2009 ($281,000). In January 2010, we disbursed to retired executive officers the market value of our common stock ($386,000) held by the BRP. The BRP was terminated in February 2010.

Acknowledgment and Release Agreement Our former chief executive officer, who retired as an employee of the Company as of June 30, 2009, and was the only actively employed participant in the Company’s Supplemental Executive Retirement Plan (“SERP”) when it was terminated in September 2005, entered into an Acknowledgment and Release Agreement (“Agreement”), a defined contribution agreement. The Agreement entitled the officer to (1) the funds in the rabbi trust (“Trust”) we established to set aside amounts to assist in satisfying our obligations under the SERP and (2) an additional $331,000 for each of the fiscal years 2006, 2007, and 2008. The additional amounts, together with interest at a rate per year equal to our cost of borrowing, were contributed to the Trust in July 2008. Our liability under the Agreement at June 30, 2009 was $1.7 million. The Trust’s assets were invested in Level 1 securities and were included in other current assets in 2009 ($1.7 million). In January 2010, we disbursed to the retired executive officer the full balance of funds held in the SERP ($1.8 million).
Consulting Agreement We entered into a Consulting Agreement with our former chief executive officer, pursuant to which he provides consulting services to the Company and receives $400,000 each fiscal year during the term of the agreement (July 2009 through June 2012). Our former chief executive officer agreed that, during the term of the agreement, he will not compete, carry on or engage in a business similar to our business, solicit or accept business from any of our customers, and/or solicit or encourage any of our employees to leave the employ of our Company. He also agreed to a complete waiver and release of any and all claims that he may have against us. The agreement includes other standard terms, including, without limitation, confidentiality, non-disparagement and indemnification provisions.
Note 12 — Director Stock Deferral Plan
The 1995 Stock Deferral Plan for Non-Employee Directors (“Deferral Plan”) provides non-employee directors with an opportunity to defer receipt of their fees until a future date determined by each director. We record compensation expense for the amount of the deferred fees which are credited, together with dividend equivalents, to an account we maintain in phantom stock units equivalent in value to our common stock. The payment of deferred fees will be settled in shares of our common stock, or at our option, in cash based on the then current market price of our stock. No director is currently deferring fees and changes in the market value of our common stock affected the value of previously deferred amounts by $37,000 and ($82,000) in fiscal 2010 and 2009, respectively. At June 30, 2010, there were 28,375 shares of common stock available for settlement of future deferrals.
Note 13 — Preferred Stock
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
Note 14 — Earnings (loss) Per Share
Our basic and diluted earnings (losses) per common share are computed as follows (in thousands except per share amounts):

	2010	2009
Numerator for basic and diluted earnings per share:
Net income (loss)	$1,214	$(15,111)

Denominator:
Weighted-average shares outstanding	6,931	6,936
Contingently issuable shares	—	1

Denominator for basic earnings per share	6,931	6,937

Effect of dilutive share-based compensation	155	—

Denominator for diluted earnings per share	7,086	6,937

Income (loss) per common share	$0.18	$(2.18)

Income (loss) per common share assuming dilution	$0.17	$(2.18)

Potentially dilutive securities which could have had an antidilutive effect on our earnings (losses) per share were (in thousands except per share amounts):

	2010	2009
Stock options (exercise prices per share: 2010 — $5.31 to $15.60; 2009 — $5.31 to $16.81)	376	457
Benefit Restoration Trust shares	—	122
Performance units	—	46
Nonvested restricted stock not contingently issuable	—	3

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A —	CONTROLS AND PROCEDURES
Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.
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
In order to assess the effectiveness of our internal control over financial reporting as of June 30, 2010 as required by Section 404 of the Sarbanes-Oxley Act of 2002, we conducted an evaluation of the effectiveness of our internal control over financial reporting under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, which included testing based on the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Based on that assessment, we determined that our internal control over financial reporting was effective as of June 30, 2010.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm in accordance with recent amendments to Section 404 of the Sarbanes-Oxley Act of 2002 pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report.
Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B —	OTHER INFORMATION
None.

PART III
The information required by Items 10 through 14 of this Annual Report on Form 10-K, and not otherwise disclosed in this Annual Report, is included in our definitive Proxy Statement relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference. Such information and its location in the Proxy Statement are as follows:

Caption In The
Tandy Brands Accessories, Inc.
Item	2010 Proxy Statement

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	“Items of Business to be Acted on at the Meeting — Proposal One: Election of Directors — Biographical and Other Information Regarding Our Nominees for Re-Election to Our Board of Directors”

“Executive Officers”

“Items of Business to be Acted on at the Meeting — Proposal One: Election of Directors — Corporate Governance Information”

“Section 16(a) Beneficial Ownership Reporting Compliance”

ITEM 11 — EXECUTIVE COMPENSATION	“Executive Compensation”

“Items of Business to be Acted on at the Meeting — Proposal One: Election of Directors — Director Compensation”

“Items of Business to be Acted on at the Meeting — Proposal One: Election of Directors — Corporate Governance Information — Compensation Committee”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	“Security Ownership of Certain Beneficial Owners”

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	“Items of Business to be Acted on at the Meeting — Proposal One: Election of Directors — Corporate Governance Information”

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES	“Items of Business to be Acted on at the Meeting — Proposal Two: Ratification of Independent Auditor — Background”

PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following financial statements are included in Item 8 of this Annual Report:
•	Consolidated Balance Sheets as of June 30, 2010 and 2009
•	Consolidated Statements of Operations for the years ended June 30, 2010 and 2009
•	Consolidated Statements of Cash Flows for the years ended June 30, 2010 and 2009
•	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2010 and 2009
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
Date: August 26, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ N. Roderick McGeachy, III N. Roderick McGeachy, III	Director, Chairman of the Board, President and Chief Executive Officer (principal executive officer)	August 26, 2010

/s/ W. Grady Rosier W. Grady Rosier	Lead Independent Director	August 26, 2010

/s/ Dr. James F. Gaertner Dr. James F. Gaertner	Director	August 26, 2010

/s/ Roger R. Hemminghaus Roger R. Hemminghaus	Director	August 26, 2010

/s/ George C. Lake George C. Lake	Director	August 26, 2010

/s/ Colombe M. Nicholas Colombe M. Nicholas	Director	August 26, 2010

/s/ Gene Stallings Gene Stallings	Director	August 26, 2010

/s/ William D. Summitt William D. Summitt	Director	August 26, 2010

/s/ M.C. Mackey M.C. Mackey	Chief Financial Officer (principal financial officer and principal accounting officer)	August 26, 2010

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)
Exhibit Number and Description			Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	01-18927	3.1

	4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/12/10	0-18927	4.3

	4.4	Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009	10-Q	2/12/10	0-18927	4.4

	4.5	Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009	10-Q	2/12/10	0-18927	4.5

	4.6	Amendment No. 3 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of May 10, 2009	10-Q	5/13/10	0-18927	4.6

(10)	Material Contracts

	10.1	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and certain of its Directors	S-1	12/17/90	33-37588	10.16

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

10.2	Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan for Non-Employee Directors*	S-8	2/10/94	33-75114	28.1

10.3	Amendment No. 4 to the Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan For Non-Employee Directors*	10-Q	5/10/02	0-18927	10.39

10.4	Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	S-8	6/03/96	33-08579	99.1

10.5	Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	S-8	12/12/97	333-42211	99.1

10.6	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	10-Q	5/10/02	0-18927	10.38

10.7	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Dr. James F. Gaertner*	S-8	5/15/02	33-88276	10.2

10.8	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Gene Stallings*	S-8	5/15/02	33-88276	10.4

10.9	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Roger R. Hemminghaus*	S-8	5/15/02	33-88276	10.5

10.10	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	33-88276	10.6

10.11	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

10.12	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.39

10.13	Form of Employee Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.40

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

10.14	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.41

10.15	Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.42

10.16	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	10-K	9/22/06	0-18927	10.35

10.17	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/12/10	0-18927	10.1

10.18	Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009	10-Q	2/12/10	0-18927	10.2

10.19	Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009	10-Q	2/12/10	0-18927	10.3

10.20	Amendment No. 3 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of May 10, 2009	10-Q	5/13/10	0-18927	10.3

10.21	Amendment No. 1 to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/21/07	0-18927	10.38

10.22	Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan with N. Roderick McGeachy, III dated October 1, 2008*	10-Q	11/10/08	0-18927	10.2

10.23	Amendment No. 2 to the Tandy Brands Accessories, Inc. Stock Deferral Plan for Non-Employee Directors dated December 31, 2008*	10-Q	2/4/09	0-18927	10.2

10.24	Form of Tandy Brands Accessories, Inc. Fiscal 2009 Performance Unit Award Agreement*	10-Q	2/4/09	0-18927	10.6

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
		(if applicable)
Exhibit Number and Description		Form	Date	File No.	Exhibit

10.25	Form of Tandy Brands Accessories, Inc. Fiscal 2010 Performance Unit Award Agreement*	10-K	8/27/09	0-18927	10.49

10.26	First Amendment to Lease dated January 22, 2009 by and between Enterprise Centre Operating Associates, LP and Tandy Brands Accessories, Inc. relating to the corporate office	10-Q	2/4/09	0-18927	10.7

10.27	Consulting Agreement by and between Tandy Brands Accessories, Inc. and J.S.B. Jenkins effective as of May 8, 2009*	10-Q	5/14/09	0-18927	10.8

10.28	Summary of Fiscal 2011 Management Incentive Plan for Tandy Brands Accessories, Inc.*	8-K	7/6/10	0-18927	10.1

10.29	Summary of 2011 Long-Term Incentive Program for Tandy Brands Accessories, Inc.*	8-K	7/6/10	0-18927	10.2

10.30	Agreement to Provide Severance Pay by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III dated as of April 22, 2010*	10-Q	5/13/10	0-18927	10.1

10.31	Change of Control Agreement by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III dated as of April 22, 2010*	10-Q	5/13/10	0-18927	10.2

10.32	Industrial Lease Agreement between Pinnacle Industrial Center Limited Partnership, as Landlord, and Tandy Brands Accessories, Inc., as Tenant, dated September 24, 1999; First Amendment to Industrial Lease Agreement dated January 5, 2000; Second Amendment to Industrial Lease Agreement with Pinnacle Industrial Dallas, Inc. dated September 4, 2003; Third Amendment to Industrial Lease Agreement dated August 24, 2009 with The Realty Associates Fund VII, L.P.; Fourth Amendment to Industrial Lease Agreement dated October 6, 2009**	N/A	N/A	N/A	N/A

10.33	Form of Tandy Brands Accessories, Inc. Fiscal 2011 Performance Unit Award Agreement* **	N/A	N/A	N/A	N/A

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
Exhibit Number and Description			Form	Date	File No.	Exhibit

	10.34	Fiscal 2011 Compensation Summaries* **	N/A	N/A	N/A	N/A

(21)	Subsidiaries of the Registrant

	21.1	List of Subsidiaries**	N/A	N/A	N/A	N/A

(23)	Consents of Experts and Counsel

	23.1	Consent of Ernst & Young LLP**	N/A	N/A	N/A	N/A

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management contract or compensatory plan

**	Filed herewith