Form 10-Q
period 2010-09-30
TANDY BRANDS ACCESSORIES INC
filed 2010-11-12
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010
Commission File Number 0-18927
TANDY BRANDS ACCESSORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2349915 (I.R.S. Employer Identification No.)
3631 West Davis, Suite A, Dallas, Texas 75211
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes              ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at November 10, 2010

Common stock, $1.00 par value	6,971,618

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries unless the context requires otherwise.
This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements on our current expectations about future events, estimates and projections about the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Our actual results may differ materially from those suggested by these forward-looking statements for various reasons, including those identified under “Risk Factors” included in our 2010 Annual Report on Form 10-K. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Operations
(in thousands except per share amounts)

	Three Months Ended
	September 30
	2010	2009
Net sales	$29,248	$37,193
Cost of goods sold	19,037	22,964

Gross margin	10,211	14,229
Selling, general and administrative expenses	11,865	13,194
Depreciation and amortization	645	677
Acquisition related costs	30	289

Total operating expenses	12,540	14,160

Operating income (loss)	(2,329)	69
Interest expense	(186)	(268)
Other income	43	36
Acquisition bargain purchase gain	—	1,379

Income (loss) before income taxes	(2,472)	1,216
Income taxes	216	113

Net income (loss)	$(2,688)	$1,103

Income (loss) per common share	$(0.39)	$0.16
Income (loss) per common share assuming dilution	$(0.39)	$0.15
Common shares outstanding	6,970	6,930
Common shares outstanding assuming dilution	6,970	7,115
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands)

	September 30	June 30
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$489	$830
Restricted cash	1,358	1,333
Accounts receivable	19,681	18,630
Inventories	48,997	31,371
Other current assets	6,024	8,114

Total current assets	76,549	60,278
Property and equipment, net	7,057	8,658
Other assets:
Intangibles	5,493	5,717
Other assets	774	879

Total other assets	6,267	6,596

	$89,873	$75,532

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$19,734	$13,497
Accrued compensation	1,698	3,202
Accrued expenses	1,797	1,795
Note payable	21,601	9,425

Total current liabilities	44,830	27,919
Other liabilities	3,650	3,793
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	—	—
Common stock, $1.00 par value, 10,000 shares authorized, 6,972 shares and 6,933 shares issued and outstanding, respectively	6,972	6,933
Additional paid-in capital	34,308	34,172
Retained earnings (deficit)	(1,530)	1,158
Other comprehensive income	1,643	1,557

Total stockholders’ equity	41,393	43,820

	$89,873	$75,532

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Cash Flows
(in thousands)

	Three Months Ended
	September 30
	2010	2009
Cash flows used for operating activities:
Net income (loss)	$(2,688)	$1,103
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Acquisition bargain purchase gain	—	(1,379)
Deferred income taxes	(2)	8
Doubtful accounts receivable provision	23	153
Depreciation and amortization	699	681
Stock compensation expense	185	173
Amortization of debt costs	17	71
Other	(35)	(36)
Changes in assets and liabilities:
Accounts receivable	(1,067)	(7,478)
Inventories	(17,560)	(9,341)
Other assets	3,315	1,508
Accounts payable	6,554	2,412
Accrued expenses	(1,290)	(1,436)

Net cash used for operating activities	(11,849)	(13,561)
Cash flows used for investing activities:
Acquisition	—	(3,921)
Purchases of property and equipment	(391)	(560)
Sales of property and equipment	43	50

Net cash used for investing activities	(348)	(4,431)
Cash flows provided by financing activities:
Change in cash overdrafts	(328)	204
Acquisition earn-out payments	—	(681)
Net note borrowings	12,167	16,524

Net cash provided by financing activities	11,839	16,047

Effect of exchange-rate changes on cash and cash equivalents	17	47

Net decrease in cash and cash equivalents	(341)	(1,898)
Cash and cash equivalents beginning of year	830	2,454

Cash and cash equivalents end of period	$489	$556

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Principles
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts have been reclassified in the fiscal 2010 financial statements to conform to the fiscal 2011 presentation, including reclassification of restricted cash.
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
The consolidated balance sheet at June 30, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Sales for the first quarters of fiscal 2011 and 2010 were not consistent with historical patterns primarily due to reduced belt assortments and curtailed levels of replenishment orders by one of our largest customers during the current year and differences in timing of shipments. Operating results for the first three months of fiscal 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.
Note 2 — Fair Value Measurements
We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or our assumptions about the assumptions market participants would use (Level 3 inputs). Our financial instruments consist primarily of cash, trade receivables and payables, and our credit facility. The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values. Our credit facility, which was most recently amended effective May 10, 2010, bears interest at floating market interest rates; therefore, we believe the fair value of amounts borrowed approximates the carrying value as our credit rating is not materially different from when we last amended the agreement. At September 30, 2010 and June 30, 2010, no material assets or liabilities were measured at fair value.
Note 3 — Recent Accounting Pronouncements
In June 2009, the FASB issued a new accounting standard that revised the guidance for the consolidation of variable interest entities (“VIE”). This new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance became effective for us beginning July 1, 2010. The adoption of this guidance did not have a material impact on our consolidated balance sheets or statements of operations.
Note 4 — Acquisition
On July 9, 2009, we purchased from Chambers Belt Company (“Chambers”), a wholly-owned subsidiary of Phoenix Footwear Group, Inc., its intellectual property, customer relationships, manufacturing equipment, and substantially all of its inventory. In July 2009, we paid $3.9 million to Chambers and certain of its vendors. The earn-out provisions of the purchase agreement required payment of 21.5% of net sales through July 9, 2010 of private label and Wrangler Mass (as defined below) products formerly sold by Chambers.

We also assumed Chambers’ licenses with Wrangler Apparel, Inc. to sell men’s, women’s and boy’s belts and accessories in the mass merchants and western markets (“Wrangler Mass” and “Western/Specialty”, respectively) and a manufacturing contract between Chambers and Maquiladora Chambers de Mexico, S.A. de C.V. The Wrangler Mass license expired in June 2010 and the Western/Specialty license expires in December 2010. The Western/Specialty license had minimum royalty guarantees of $497,000 through December 2009 and has a $210,000 annual guarantee thereafter. We received notice during fiscal 2010 that the Western/Specialty license will not be renewed once it expires; however, because a significant retail partner began ordering additional private label products from us under other trade names, we do not expect the license expiration to have a significant impact on our operations.
Our estimate of the net assets’ fair value exceeded the estimated fair value of the total consideration we paid and would pay over the earn-out period which we believe resulted from Chambers’ financial difficulties and uncertainties relating to extending the terms of certain licenses. As a result, we recognized a $1.4 million bargain purchase gain in July 2009.
The equipment we acquired is being depreciated using the straight line method over periods of three to five years (first quarter fiscal 2011 and 2010 — $84,000). The customer list is being amortized over seven years in proportion to the estimated undiscounted cash flows which may be derived from the acquired assets (fiscal 2011 first quarter — $146,000; fiscal 2010 first quarter — $182,000). The trade names have an indefinite-life and, therefore, are not being amortized.
Note 5 — Business Segment Information
We sell our products through all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military. Our business segments are based on product categories: (1) accessories, which includes belts, small leather goods, eyewear, neckwear, and sporting goods and (2) gifts. Each segment is measured by management based on income consisting of net sales less cost of goods sold, product distribution expenses, and royalties utilizing accounting policies consistent in all material respects with those described in Note 2 of the notes to consolidated financial statements included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. No inter-segment revenue is recorded. Assets, related depreciation and amortization, and selling, general and administrative expenses are not allocated to the segments.
The following table presents operating information by segment and reconciliation of segment income to our consolidated operating income or loss (in thousands).

	Three Months Ended
	September 30
	2010	2009
Net sales:
Accessories	$26,363	$31,786
Gifts	2,885	5,407

	$29,248	$37,193

Segment income:
Accessories	$6,751	$8,529
Gifts	282	644

	7,033	9,173
Selling, general and administrative expenses	(8,687)	(8,138)
Depreciation and amortization	(645)	(677)
Acquisition related costs	(30)	(289)

Operating income (loss)	$(2,329)	$69

Note 6 — Credit Arrangements
We have a $27.5 million credit facility for borrowings and letters of credit which was amended effective May 10, 2010, to extend its term an additional eighteen months, expand our ability to acquire fixed assets, and adjust the tangible net worth financial covenant. At September 30, 2010, we had $5.6 million borrowing availability based on our accounts receivable and inventory levels, outstanding letters of credit totaling $1.0 million, and $20.9 million outstanding borrowings under the facility. Borrowings, which are due on the amended facility’s expiration in October 2012, bear interest at the daily adjusting one-month LIBOR rate plus 4% (3.5% beginning September 1, 2010 as we met the specified conditions set forth in the credit agreement) or, if such rate is not available under the terms of the credit facility note, the lender’s prime rate plus 2%.
The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries. It requires the maintenance of a specified tangible net worth ($33.0 million as of September 30, 2010) which, if not met, could adversely impact our liquidity. The facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements. The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying other debts, and making certain property transfers.
Our Canadian subsidiary has a CAD $1.4 million credit facility (direct advances limited to U.S. $1.1 million) with interest at the lender’s prime or U.S. base rates. The facility is secured by cash, credit balances, and/or deposit instruments of CAD $1.4 million (September 30, 2010 — U.S. $1.4 million, June 30, 2010 — U.S. $1.3 million). The credit facility does not have a specified maturity date and can be cancelled without penalty by us or the lender at any time. We had outstanding borrowings under the facility of $748,000 and $230,000 at September 30, 2010 and June 30, 2010, respectively.
Note 7 — Long-Term Incentive Awards
During the first quarter of fiscal 2011, we issued 770,000 performance units, comprised 50% of cash and 50% of phantom shares of our common stock, to certain employees. Each unit has a $1.00 assigned value and the number of phantom shares of common stock attributable to each award was determined based on the fair market value of our common stock on the date of grant, which was $3.765 per share. The units earned during the performance cycle (July 1, 2010 through June 30, 2013) vary from 0% to 200% of the units awarded based on our basic earnings per share for each of the three fiscal years ending June 30, 2013, excluding the effects of accounting principles changes, extraordinary items, recognized capital gains and losses and, as determined by our board of directors, one-time, non-operating items. Assuming continued employment, if, at the end of the three-year performance cycle, at least the threshold performance level has been achieved, the performance units will cliff vest and, to the extent earned, will generally be settled in cash (if shares are available under our benefit plans, the Board may, in its discretion, settle the phantom shares attributable to an award in shares of our common stock). Notwithstanding the foregoing, employees vest in 100% of the units awarded if there is a change in control or in a fraction of units earned based on the number of years employed during the performance cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement. Based on the achievement of threshold, target and maximum performance goals and the market price of our common stock on September 30, 2010, the units awarded during the first quarter of fiscal 2011 would be payable in cash as follows:
Threshold: $360,500       Target: $721,000       Maximum: $1,442,000

Note 8 — Income Taxes
The following presents components of our income tax provisions (in thousands):

	Three Months Ended
	September 30
	2010	2009
Federal and state	$19	$442
Deferred federal and state	(972)	—
Foreign	115	21
Uncertain tax positions	28	55
Deferred tax valuation allowance	1,026	(405)

	$216	$113

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	Three Months Ended
	September 30
	2010	2009
Statutory rate	(34.0)%	34.0%
State and foreign taxes net of federal tax benefit	0.1	4.1
Uncertain tax positions	1.1	4.5
Deferred tax valuation allowance	41.5	(33.3)

	8.7%	9.3%

At September 30, 2010 we had federal income tax net operating loss carryovers of approximately $36 million expiring in 2029 through 2031. Our deferred tax valuation allowance was approximately $19 million.
Note 9 — Comprehensive Income
The following presents the components of comprehensive loss (in thousands).

	Three Months Ended
	September 30
	2010	2009
Net income (loss)	$(2,688)	$1,103
Currency translation adjustments	86	380

Comprehensive income (loss)	$(2,602)	$1,483

Note 10 — Earnings Per Share
Our basic and diluted earnings (loss) per common share are computed as follows (in thousands except per share amounts):

	Three Months Ended
	September 30
	2010	2009
Numerator for basic and diluted earnings per share:
Net income (loss)	$(2,688)	$1,103

Denominator for basic earnings per share	6,970	6,930
Effect of dilutive share-based compensation	—	185

Denominator for diluted earnings per share	6,970	7,115

Income (loss) per common share	$(0.39)	$0.16
Income (loss) per common share assuming dilution	$(0.39)	$0.15

Potentially dilutive securities which could have had an antidilutive effect on our per share results of operations were (in thousands except per share amounts):

	September 30
	2010	2009
Stock options (exercise prices per share: 2010 and 2009 — $5.31 to $15.60)	333	402
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 should be read in the context of the information included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report, including our unaudited consolidated financial statements and accompanying notes in Item 1 of this Quarterly Report.
BUSINESS
We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, small leather goods, eyewear, neckwear, sporting goods, and gifts. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including TOTES®, WOLVERINE®, WRANGLER®, DOCKERS®, LEVI STRAUSS SIGNATURE®, AMITY®, ROLFS®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, CHAMBERS BELT COMPANY®, ABSOLUTELY FRESH®, SURPLUS®, as well as private brands for major retail customers. We sell our products through virtually all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military. We were incorporated as a Delaware corporation on November 1, 1990.
Significant Events
In the first quarter of fiscal 2011, we completed the previously announced closure of our Yoakum, Texas operations and the consolidation of such operations into our Dallas, Texas facilities. Upon completion, we reclassified $1.6 million of property and equipment located in Yoakum, Texas from property and equipment into other current assets in our consolidated balance sheet as of September 30, 2010. This property and equipment is held for sale without expectation of incurring a loss; however, amounts actually realized from the sale of such property and equipment may differ from our estimates.
In July 2009, we purchased the intellectual property, customer relationships, manufacturing equipment, and substantially all the inventory of the Chambers Belt Company (“Chambers”) and assumed its licenses with Wrangler Apparel, Inc. to sell men’s, women’s, and boy’s belts and accessories in the mass merchants and western markets (“Wrangler Mass” and “Western/Specialty”, respectively). The sales and segment income from the acquisitions are included in our accessories segment. Information regarding the transaction and the resulting $1.4 million bargain purchase gain is incorporated herein by reference to Note 4 of the notes to unaudited consolidated financial statements included in Item 1 of this Quarterly Report.

FISCAL 2011 COMPARED TO FISCAL 2010
Business Segments
The following presents sales, gross margins, and operating expenses for our business segments (in thousands of dollars).

	Three Months Ended
	September 30
	2010	2009
Net sales:
Accessories	$26,363	$31,786
Gifts	2,885	5,407

	$29,248	$37,193

Gross margin:
Accessories	$8,984	$12,407
Gifts	1,227	1,822

	$10,211	$14,229

Gross margin percent of sales:
Accessories	34.1%	39.0%
Gifts	42.5	33.7
Total	34.9	38.3

Operating expenses:
Accessories	$2,233	$3,878
Gifts	945	1,178

	$3,178	$5,056

First quarter of fiscal 2011 net sales of $29.2 million were $8.0 million, or 21%, lower than the prior year. Accessories segment net sales of $26.4 million for the first quarter of fiscal 2011 were $5.4 million, or 17%, lower than the first quarter of fiscal 2010 primarily due to reduced belt assortments and curtailed levels of replenishment orders by one of our largest customers. Gifts segment net sales of $2.9 million for the first quarter of fiscal 2011 were $2.5 million, or 47%, lower than in the prior year primarily due to certain shipments occurring later during the current fiscal year.
Gross margins were 34.9% and 38.3% for the first quarter of fiscal 2011 and 2010, respectively. The 340 basis point decline was primarily attributable to lower sales of previously written-down inventory and higher freight costs. Accessories segment margins decreased from 39.0% in the first quarter of fiscal 2010 to 34.1% in the current year primarily because of a lower sales mix of previously written-down inventory, higher freight costs, and promotional pressures from our retail partners. Higher freight costs were driven by a decreased supply of containers and increased air freight expenses resulting from supplier production delays. The gifts segment margin was 880 basis points greater in the fiscal 2011 first quarter compared to the same quarter last year primarily due to improved assortments sourced from overseas suppliers at lower costs and the timing of sales to our higher volume, lower margin customers, which shifted into the second quarter of fiscal 2011.
Total segment operating expenses were $1.9 million lower in the first quarter of fiscal 2011 compared to the prior year, and were smaller as a percentage of net sales. The primary contributors to our lower operating expenses included lower royalties and compensation costs.
Expenses And Taxes
Total selling, general and administrative expenses of $11.9 million for the first quarter of fiscal 2011 were $1.3 million, or 10%, lower than the first quarter of fiscal 2010 ($13.2 million). The reductions were primarily due to decreases in expenses such as compensation costs, facilities costs, bad debt provisions, royalties and professional services. In addition, acquisition related costs of $289,000 were incurred during the first quarter of fiscal 2010 in connection with the Chambers transaction.

Interest expense in the first quarter of fiscal 2011 was $82,000 less than in the same quarter last year. The decrease was primarily attributable to the Chambers acquisition earn-out liability discount accretion of $69,000 in the first quarter of fiscal 2010, which we did not incur in first quarter fiscal 2011.
Information about our income taxes is incorporated herein by reference to Note 8 of the notes to unaudited consolidated financial statements in Item 1 of this Quarterly Report.
SEASONALITY
Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Sales for the first quarters of fiscal 2011 and 2010 were not consistent with historical patterns primarily due to reduced belt assortments and curtailed levels of replenishment orders by one of our largest customers during the current year and differences in timing of shipments. Operating results for the first three months of fiscal 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity, which we believe will provide adequate financial resources for our foreseeable working capital needs, are cash flows from operating activities and our credit facilities ($6.2 million borrowing availability at September 30, 2010). Information about our credit facilities is incorporated herein by reference to Note 6 of the notes to unaudited consolidated financial statements included in Item 1 of this Quarterly Report.
Our first quarter operating activities result in net cash outflows in preparation for the holiday season as sales and accounts receivable increase in September and we procure inventory to be shipped to customers in our second quarter. Also contributing to the fiscal 2011 first quarter outflow was the payment of incentive compensation accrued in fiscal 2010.
Investing activities for the first quarter of fiscal 2011 primarily consisted of purchases of additional racking and other various leasehold improvements for our distribution facilities. Investing activities for the prior year primarily related to the Chambers transaction and consisted of the $4.4 million estimated present value of an earn-out agreement, a noncash financing activity, and $3.9 million in cash from operating activities paid for the assets listed in Note 4 of the notes to unaudited consolidated financial statements in Item 1 of this Quarterly Report. Purchases of property and equipment in the first quarter of fiscal 2010 were primarily for the move of our corporate offices into our lower-cost Dallas distribution facility.
Financing activities included credit facility net borrowings of $12.2 million and $16.5 million in the first quarters of fiscal 2011 and 2010, respectively, used to fund our operating activities.
CRITICAL ACCOUNTING POLICIES
There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010.
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A — RISK FACTORS
In addition to the information in this Quarterly Report on Form 10-Q, consideration should be given to the risk factors in Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2010 which could materially and adversely affect our business, results of operations, and financial condition. There have been no significant changes in the risk factors disclosed in our 2010 Annual Report on Form 10-K.
ITEM 6 — EXHIBITS
The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (Registrant)
November 12, 2010	/s/ N. Roderick McGeachy, III
N. Roderick McGeachy, III
President and Chief Executive Officer (principal executive officer)

/s/ M.C. Mackey
M.C. Mackey
Chief Financial Officer (principal financial officer and principal accounting officer)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)
Exhibit Number and Description			Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	01-18927	3.1

	4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/12/10	0-18927	4.3

	4.4	Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009	10-Q	2/12/10	0-18927	4.4

	4.5	Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009	10-Q	2/12/10	0-18927	4.5

	4.6	Amendment No. 3 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of May 10, 2010	10-Q	5/13/10	0-18927	4.6

(10)	Material Contracts

	10.1	Form of Tandy Brands Accessories, Inc. Fiscal 2011 Performance Unit Award Agreement*	10-K	8/26/10	0-18927	10.33

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