Form 10-Q
period 2010-12-31
TANDY BRANDS ACCESSORIES INC
filed 2011-02-10
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at February 8, 2011
Common stock, $1.00 par value	6,971,618

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries unless the context requires otherwise.
This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements on our current expectations about future events, estimates and projections about the industry in which we operate. These statements are not guarantees of future performance. Our actual results may differ materially from those suggested by these forward-looking statements as a result of a number of known and unknown risks and uncertainties that are difficult to predict including, without limitation, general economic and business conditions, competition in the accessories and gifts markets, acceptance of our product offerings and designs, issues relating to distribution, the termination or non-renewal of our material licenses, a significant decrease in business from or loss of any of our major customers or programs, and others identified under “Risk Factors” included in our 2010 Annual Report on Form 10-K. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Operations
(in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009

Net sales	$42,887	$48,355	$72,135	$85,548

Cost of goods sold	28,654	31,041	47,691	54,005

Gross margin	14,233	17,314	24,444	31,543

Selling, general and administrative expenses	12,592	14,034	24,457	27,228
Depreciation and amortization	646	703	1,291	1,380
Acquisition transaction costs	20	—	50	289

Total operating expenses	13,258	14,737	25,798	28,897

Operating income (loss)	975	2,577	(1,354)	2,646

Interest expense	(285)	(418)	(471)	(686)
Other income	112	347	155	383
Acquisition bargain purchase gain	—	—	—	1,379

Income (loss) before income taxes	802	2,506	(1,670)	3,722

Income tax expense (benefit)	81	(4,303)	297	(4,190)

Net income (loss)	$721	$6,809	$(1,967)	$7,912

Income (loss) per common share	$0.10	$0.98	$(0.28)	$1.14

Income (loss) per common share assuming dilution	$0.10	$0.95	$(0.28)	$1.11

Common shares outstanding	6,970	6,930	6,970	6,930

Common shares outstanding assuming dilution	7,095	7,136	6,970	7,126
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands)

	December 31	June 30
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$330	$830
Restricted cash	1,404	1,333
Accounts receivable	25,043	18,630
Inventories	38,381	31,371
Other current assets	3,132	8,114

Total current assets	68,290	60,278

Property and equipment, net	7,159	8,658

Other assets:
Intangible assets	5,384	5,717
Other assets	764	879

Total other assets	6,148	6,596

	$81,597	$75,532

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$10,385	$13,497
Accrued compensation	1,448	3,202
Accrued expenses	2,036	1,795
Note payable	21,520	9,425

Total current liabilities	35,389	27,919

Other liabilities	4,005	3,793

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	—	—
Common stock, $1.00 par value, 10,000 shares authorized, 6,972 shares and 6,933 shares issued and outstanding, respectively	6,972	6,933
Additional paid-in capital	34,235	34,172
Retained earnings (deficit)	(809)	1,158
Other comprehensive income	1,805	1,557

Total stockholders’ equity	42,203	43,820

	$81,597	$75,532

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Cash Flows
(in thousands)

	Six Months Ended
	December 31
	2010	2009
Cash flows used for operating activities:
Net income (loss)	$(1,967)	$7,912
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Acquisition bargain purchase gain	—	(1,379)
Deferred income taxes	16	(4,238)
Doubtful accounts receivable provision	28	221
Depreciation and amortization	1,405	1,387
Stock compensation expense	21	358
Amortization of debt costs	34	168
Other	(167)	(344)
Changes in assets and liabilities:
Accounts receivable	(6,409)	(9,952)
Inventories	(6,810)	186
Other assets	3,526	1,302
Accounts payable	(3,433)	3,636
Accrued expenses	(1,146)	(1,559)

Net cash used for operating activities	(14,902)	(2,302)

Cash flows provided (used) by investing activities:
Acquisition	(245)	(3,921)
Purchases of property and equipment	(521)	(2,862)
Sales of property and equipment	2,774	781

Net cash provided (used) by investing activities	2,008	(6,002)

Cash flows provided by financing activities:
Change in cash overdrafts	258	859
Acquisition earn-out payments	—	(2,072)
Net note borrowings	12,076	8,351

Net cash provided by financing activities	12,334	7,138

Effect of exchange-rate changes on cash and cash equivalents	60	55

Net decrease in cash and cash equivalents	(500)	(1,111)

Cash and cash equivalents beginning of year	830	2,454

Cash and cash equivalents end of period	$330	$1,343

Noncash investing and financing activities:
Acquisition earn-out	$—	$4,373

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
Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Sales and operating results for the first six months of fiscal 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.
Note 2 — Fair Value Measurements
We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or our assumptions about the assumptions market participants would use (Level 3 inputs). Our financial instruments consist primarily of cash, trade receivables and payables, and our credit facility. The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values. Our credit facility, which was most recently amended effective May 10, 2010, bears interest at floating market interest rates; therefore, we believe the fair value of amounts borrowed approximates the carrying value as our credit rating is not materially different from when we last amended the agreement. At December 31, 2010 and June 30, 2010, no material assets or liabilities were measured at fair value.
Note 3 — Acquisition
On July 9, 2009, we purchased from Chambers Belt Company (“Chambers”), a wholly-owned subsidiary of Phoenix Footwear Group, Inc., its intellectual property, customer relationships, manufacturing equipment, and substantially all of its inventory. In July 2009, we paid $3.9 million to Chambers and certain of its vendors. The earn-out provisions of the purchase agreement required payment of 21.5% of net sales through July 9, 2010 of private label and other products formerly sold by Chambers.
Our estimate of the net assets’ fair value exceeded the estimated fair value of the total consideration we paid and would pay over the earn-out period which we believe resulted from Chambers’ financial difficulties and uncertainties relating to extending the terms of certain licenses. As a result, we recognized a $1.4 million bargain purchase gain in July 2009.
The equipment we acquired is being depreciated using the straight line method over periods of three to five years (first half fiscal 2011 and 2010 — $167,000). The customer list is being amortized over seven years in proportion to the estimated undiscounted cash flows which may be derived from the acquired assets (first half fiscal 2011 - $283,000; first half fiscal 2010 — $397,000). The trade names have indefinite lives and, therefore, are not being amortized.

On December 15, 2010, we acquired substantially all of the outstanding equity interests in Maquiladora Chambers de Mexico, S.A. de C.V. (“MCM”) through a purchase agreement with the previous equity interest holders for $245,000. Prior to the acquisition, MCM manufactured products for us under the direction and supervision of our employees, utilizing machinery we purchased from Chambers and raw materials which we supplied.
The following represents the estimated acquisition values of the net assets acquired as of December 15, 2010, the acquisition date:

Net working capital	$(49)
Land	107
Buildings	279
Equipment	64
Customer relationship intangible	107
Long-term employee retirement obligation assumed	(263)

Net assets acquired	$245

All assets and liabilities were recorded at their estimated fair values on the acquisition date. We derived the estimated fair values from assumptions we believe unrelated market participants would use based on both observable and unobservable marketplace factors. Our estimate of the net assets’ acquired value equaled the fair value of the total consideration paid. As a result, no goodwill was recognized.
The acquired buildings are being depreciated using the straight line method over their remaining economic lives, which range from 10 to 32 years. The acquired furniture, software and equipment are being depreciated using the straight line method over periods of two to five years. The customer relationship intangible is being amortized using the straight line method over 3 years.
Note 4 — Business Segment Information
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

The following table presents operating information by segment and reconciliation of segment income to our consolidated operating income or loss (in thousands):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009
Net sales:
Accessories	$26,218	$34,839	$52,581	$66,625
Gifts	16,669	13,516	19,554	18,923

	$42,887	$48,355	$72,135	$85,548

Segment income:
Accessories	$6,262	$8,863	$13,013	$17,392
Gifts	3,011	3,229	3,293	3,873

	9,273	12,092	16,306	21,265
Selling, general and administrative expenses	(7,632)	(8,812)	(16,319)	(16,950)
Depreciation and amortization	(646)	(703)	(1,291)	(1,380)
Acquisition transaction costs	(20)	—	(50)	(289)

Operating income (loss)	$975	$2,577	$(1,354)	$2,646

Note 5 — Credit Arrangements
We have a $27.5 million credit facility that matures in October 2012 for borrowings and letters of credit which bear interest at the daily adjusting one-month LIBOR rate plus 3.5% or, if such rate is not available under the terms of the credit facility note, the lender’s prime rate plus 2%. At December 31, 2010, we had $5.1 million borrowing availability based on our accounts receivable and inventory levels, outstanding letters of credit totaling $1.4 million, and $21.0 million outstanding borrowings under the facility.
The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries. It requires the maintenance of a specified tangible net worth ($36.5 million as of December 31, 2010; $35.0 million as of March 31, 2011) defined as total net assets less intangible assets, which, if not met, could adversely impact our liquidity. The facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements. The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying other debts, and making certain property transfers.
Our Canadian subsidiary has a CAD $1.4 million credit facility (direct advances limited to U.S. $1.1 million) with interest at the lender’s prime or U.S. base rates. The facility is secured by cash, credit balances, and/or deposit instruments of CAD $1.4 million (December 31, 2010 — U.S. $1.4 million, June 30, 2010 — U.S. $1.3 million). The credit facility does not have a specified maturity date and can be cancelled without penalty by us or the lender at any time. We had outstanding borrowings under the facility of $482,000 and $230,000 at December 31, 2010 and June 30, 2010, respectively.
Note 6 — Long-Term Incentive Award
During the first quarter of fiscal 2011, we issued 770,000 performance units comprised 50% of cash and 50% of phantom shares of our common stock, to certain employees. Each unit has a $1.00 assigned value and the number of phantom shares of common stock attributable to each award was determined based on the fair market value of our common stock on the date of grant, which was $3.765 per share. The units earned during the performance cycle (July 1, 2010 through June 30, 2013) vary from 0% to 200% of the units awarded based on our basic earnings per share for each of the three fiscal years ending June 30, 2013, excluding the effects of accounting principles changes, extraordinary items, recognized capital gains and losses and, as determined by our board of directors, one-time, non-operating items. Assuming continued employment, if, at the end of the three-year performance cycle, at least the threshold performance level has been achieved, the performance units will cliff vest and, to the extent earned, will generally be settled in cash (if shares are available under our benefit plans, the Board may, in its discretion, settle the phantom shares attributable to an award in shares of our common stock). Notwithstanding the foregoing, employees vest in 100% of the units awarded if there is a change in control or in a fraction of units earned based on the number of years employed during the performance cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement. As of December 31, 2010, we expect 462,000 of the 770,000 units granted to vest, which, based on the market price of our common stock on December 31, 2010, would be payable in cash equal to $405,000.

Note 7 — Income Taxes
The following presents components of our income tax provisions (in thousands):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009
Federal and state expense (benefit)	$15	$(4,439)	$34	$(4,439)
Deferred federal and state	244	978	(728)	1,420
Foreign	(1)	(28)	114	(7)
Uncertain tax positions	36	18	64	73
Deferred tax valuation allowance	(213)	(832)	813	(1,237)

	$81	$(4,303)	$297	$(4,190)

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009
Statutory rate	34.0%	34.0%	(34.0)%	34.0%
State and foreign taxes net of federal tax benefit	(1.7)	3.9	(0.6)	3.9
Uncertain tax positions	4.5	0.7	3.8	2.0
Deferred tax valuation allowance	(26.7)	(210.2)	48.5	(152.5)

	10.1%	(171.6)%	17.7%	(112.6)%

At December 31, 2010 we had federal income tax net operating loss carryovers of approximately $36 million expiring in 2029 through 2031. Our deferred tax valuation allowance was approximately $19 million.
The enactment in November 2009 of the Worker, Homeownership, and Business Assistance Act of 2009 changed the income tax rules for obtaining refunds of previously-paid federal income taxes by carrying back net operating losses to the preceding five years, rather than two years. Consequently, our deferred tax asset associated with approximately $13 million of our net operating loss carryovers no longer required a valuation allowance and we recognized a $4.4 million tax benefit for refunds received in fiscal 2010.
Note 8 — Comprehensive Income
The following presents the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009
Net income (loss)	$721	$6,809	$(1,967)	$7,912
Currency translation adjustments	162	119	248	499

Comprehensive income (loss)	$883	$6,928	$(1,719)	$8,411

Note 9 — Earnings Per Share
Our basic and diluted earnings (loss) per common share are computed as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009
Numerator for basic and diluted earnings per share:
Net income (loss)	$721	$6,809	$(1,967)	$7,912

Denominator:
Denominator for basic earnings per share	6,970	6,930	6,970	6,930

Effect of dilutive share-based compensation	125	206	—	196

Denominator for diluted earnings per share	7,095	7,136	6,970	7,126

Income (loss) per common share	$0.10	$0.98	$(0.28)	$1.14

Income (loss) per common share assuming dilution	$0.10	$0.95	$(0.28)	$1.11
Potentially dilutive securities which could have had an antidilutive effect on our per share results of operations were (in thousands except per share amounts):

	December 31
	2010	2009
Stock options (exercise prices per share: 2010 and 2009 - $5.31 to $15.60)	321	379
Note 10 — Subsequent Events
On February 8, 2011, our Board of Directors appointed Chuck Talley as Chief Accounting Officer and Corporate Vice President, effective immediately. Prior to his promotion, Mr. Talley, age 34, served as our Controller since October 2008. Mr. Talley is a Certified Public Accountant and his previous work experience includes managing audits of publicly traded companies in the retail and consumer products industries for PricewaterhouseCoopers, LLP, where he worked from September 2000 through October 2008. As the Chief Accounting Officer, Mr. Talley will oversee the Company’s treasury, corporate insurance, investor relations and real estate functions as well as maintain responsibility over the Company’s accounting and finance functions. Robert D. Martin will continue in the role of Interim Chief Financial Officer.
In January and February 2011 the Company implemented initiatives to simplify operations and reduce operating expenses. These initiatives included headcount reductions, reducing low volume stock keeping units (SKUs), and discontinuing non-core product lines. The Company expects to incur termination and severance costs of $350,000 during the third quarter of fiscal 2011. On February 8, 2011, our Chief Executive Officer requested, and our Board of Directors approved, a 10% reduction in his current annual salary through the end of fiscal 2011. These initiatives are expected to reduce operating expenses by $2.0 million to $2.5 million on an annualized basis.

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
BUSINESS
We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, small leather goods, eyewear, neckwear, sporting goods, and gifts. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including TOTES®, WOLVERINE®, WRANGLER®, HAGGAR®, DOCKERS®, EDDIE BAUER®, LEVI STRAUSS SIGNATURE®, AMITY®, ROLFS®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, CHAMBERS BELT COMPANY®, ABSOLUTELY FRESH®, SURPLUS®, as well as private brands for major retail customers. We sell our products through virtually all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military. We were incorporated as a Delaware corporation on November 1, 1990.

Significant Events
In December 2010, we sold our idle distribution center in West Bend, Wisconsin for $2.7 million in cash. The sale of the property and equipment, which was previously classified as held for sale and included in other current assets on the unaudited consolidated balance sheet, resulted in a realized gain included in other income in the unaudited consolidated statement of operations that was not material.
During the second quarter of fiscal 2011, we entered into an arrangement with a customer pursuant to which we agreed to pay $1.2 million to procure additional retail space to sell our products.
In the first quarter of fiscal 2011, we completed our previously announced closure of our Yoakum, Texas operations and the consolidation of such operations into our Dallas, Texas facilities. Upon completion, we reclassified $1.6 million of property and equipment located in Yoakum, Texas from property and equipment into other current assets in our unaudited consolidated balance sheet. This property and equipment is held for sale without expectation of incurring a loss; however, amounts actually realized from the sale of such property and equipment may differ from our estimates.
FISCAL 2011 COMPARED TO FISCAL 2010
Business Segments
The following presents sales, gross margins, and operating expenses for our business segments (in thousands of dollars):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009
Net sales:
Accessories	$26,218	$34,839	$52,581	$66,625
Gifts	16,669	13,516	19,554	18,923

	$42,887	$48,355	$72,135	$85,548

Gross margin:
Accessories	$8,307	$11,989	$17,291	$24,396
Gifts	5,926	5,325	7,153	7,147

	$14,233	$17,314	$24,444	$31,543

Gross margin percent of sales:
Accessories	31.7%	34.4%	32.9%	36.6%
Gifts	35.6	39.4	36.6	37.8

	33.2	35.8	33.9	36.9

Operating expenses:
Accessories	$2,045	$3,126	$4,278	$7,004
Gifts	2,915	2,096	3,860	3,274

	$4,960	$5,222	$8,138	$10,278

Our fiscal 2011 second quarter net sales were $42.9 million, which was $5.5 million, or 11%, lower than the prior year. Net sales for our accessories segment were $26.2 million for the second quarter of fiscal 2011, which was $8.6 million, or 25%, lower than in the second quarter of fiscal 2010 primarily due to reduced belt assortments and curtailed levels of replenishment orders by one of our largest customers and higher returns and sales concessions during the current fiscal year. Gifts segment net sales of $16.7 million for the second quarter of fiscal 2011 were $3.2 million, or 23%, greater than in the prior year primarily due to certain shipments occurring later during the current fiscal year and improved customer sell-through rates.
Our net sales for the first six months of fiscal 2011 were $72.1 million, which was $13.4 million, or 16%, lower than the comparable prior year period. Accessories segment net sales of $52.6 million for the first half of fiscal 2011 were $14.0 million, or 21%, lower than in the first half of fiscal 2010 primarily due to reduced belt assortments and curtailed levels of replenishment orders by one of our largest customers and higher returns and sales concessions. Gifts segment net sales of $19.6 million for the first half of fiscal 2011 were $631,000, or 3%, greater than in the prior year primarily due to improved customer sell-through rates.

Gross margins were 33.2% and 35.8% for the second quarters of fiscal 2011 and 2010, respectively. Accessories segment margins decreased from 34.4% in the second quarter of fiscal 2010 to 31.7% in the current fiscal year primarily because of lower sales of previously written-down inventory, higher freight costs, and higher write-offs associated with inventory expected to be returned by certain customers. The gifts segment margin was 380 basis points lower in the fiscal 2011 second quarter compared to the same quarter last year primarily due to higher freight costs and the timing of sales to certain of our higher volume, lower margin customers, which shifted into the second quarter of fiscal 2011. Higher freight costs in both segments were driven by a decreased supply of shipping containers and increased air freight expenses resulting from supplier production delays.
Gross margins were 33.9% and 36.9% for the first half of fiscal 2011 and 2010, respectively. Accessories segment margins decreased from 36.6% in the first half of fiscal 2010 to 32.9% in the current fiscal year primarily because of lower sales of previously written-down inventory, higher freight costs and higher write-offs associated with inventory expected to be returned by certain customers. The gifts segment margin was 120 basis points lower in the first half of 2011 compared to the comparable period in the prior year due to higher freight costs, which were offset slightly by improved assortments sourced from overseas suppliers at lower costs.
Total segment operating expenses were lower in the second quarter and in the first six months of fiscal 2011 by $262,000 and $2.1 million, respectively, when compared to comparable prior year periods. The primary contributors to our lower operating expenses were lower royalties and compensation costs in the current fiscal year and a larger doubtful accounts receivable provision in fiscal 2010. The increase in the gifts segment operating expenses for the second quarter and first six months of fiscal 2011 was due to higher variable labor costs incurred as a result of building holiday displays for certain customers during the current fiscal year.
Expenses And Taxes
Total selling, general and administrative expenses of $12.6 million for the second quarter of fiscal 2011 were $1.4 million, or 10%, lower than the second quarter of fiscal 2010 ($14.0 million). The reductions were primarily due to decreases in expenses such as compensation costs, facilities costs and professional services.
Total selling, general and administrative expenses of $24.5 million for the first half of fiscal 2011 were $2.8 million, or 10%, lower than the first half of fiscal 2010 ($27.2 million). The reductions were primarily due to decreases in expenses such as compensation costs, facilities costs, bad debt provisions, royalties and professional services.
The decrease in interest expense in the first half of fiscal 2011 was primarily attributable to lower interest rates on outstanding borrowings and lower debt cost amortization under our credit facility compared to the prior year and the Chambers acquisition earn-out liability discount accretion (second quarter — $48,000; six months — $117,000), which we did not incur in the first six months of fiscal 2011.
Information about our income taxes is incorporated herein by reference to Note 7 of the notes to unaudited consolidated financial statements in Item 1 of this Quarterly Report.
SEASONALITY
Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Sales and operating results for the first six months of fiscal 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity, which we believe will provide adequate financial resources for our foreseeable working capital needs, are cash flows from operating activities and our credit facilities ($6.0 million borrowing availability at December 31, 2010). Information about our credit arrangements is incorporated herein by reference to Note 5 of the notes to unaudited consolidated financial statements included in Item 1 of this Quarterly Report.
Our first half operating activities result in net cash outflows as accounts receivable increase due to the higher levels of holiday season sales and we procure inventory to be shipped to our customers in the third and fourth quarters. Also contributing to the fiscal 2011 outflow was the payment of incentive compensation accrued in fiscal 2010.

Investing activities for the first half of fiscal 2011 primarily consisted of the $2.7 million sale of our idle distribution center located in West Bend, Wisconsin and purchases of additional racking and other various leasehold improvements for our distribution facilities. Investing activities for the prior year related to the Chambers transaction and consisted of the $4.4 million estimated present value of an earn-out agreement, a noncash financing activity, and $3.9 million in cash from operating activities paid for the Chambers assets listed in Note 3 of the notes to unaudited consolidated financial statements in Item 1 of this Quarterly Report incorporated herein by reference. Purchases of property and equipment in the first half of fiscal 2010 were primarily for the move of our corporate offices into our lower-cost Dallas distribution facility. Property and equipment sale proceeds of $781,000 in fiscal 2010 were primarily from the sale of a warehouse in Yoakum, Texas which resulted in a $339,000 pretax gain.
Financing activities included credit facility net borrowings of $12.1 million and $8.4 million in the first six months of fiscal 2011 and 2010, respectively, used to fund our operating activities.
CRITICAL ACCOUNTING POLICIES
There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010.

ITEM 4	— CONTROLS AND PROCEDURES
Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.
Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

TANDY BRANDS ACCESSORIES, INC. (Registrant)

February 10, 2011	/s/ N. Roderick McGeachy, III N. Roderick McGeachy, III
President and Chief Executive Officer
(principal executive officer)

/s/ Robert D. Martin Robert D. Martin
Interim Chief Financial Officer
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

1

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit

(10) Material Contracts

10.1 Services Agreement between RDMartin, Ltd. and Tandy Brands Accessories, Inc. dated as of January 2, 2011* **	N/A	N/A	N/A	N/A

10.2 Separation Agreement and Release of Claims between M.C. Mackey and Tandy Brands Accessories, Inc., effective January 14, 2011* **	N/A	N/A	N/A	N/A

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Interim Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32) Section 1350 Certifications

32.1 Section 1350 Certifications (Chief Executive Officer and Interim Chief Financial Officer)**	N/A	N/A	N/A	N/A

*	Management Contract or Compensatory Plan

**	Filed herewith

2