Form 10-Q
period 2011-03-31
TANDY BRANDS ACCESSORIES INC
filed 2011-05-12
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at May 10, 2011
Common stock, $1.00 par value	6,971,618

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries unless the context requires otherwise.
This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements on our current expectations about future events, estimates and projections about the industry in which we operate. These statements are not guarantees of future performance. Our actual results may differ materially from those suggested by these forward-looking statements as a result of a number of known and unknown risks and uncertainties that are difficult to predict including, without limitation, general economic and business conditions, competition in the accessories and gifts markets, acceptance of our product offerings and designs, issues relating to distribution, the termination or non-renewal of our material licenses, our ability to maintain proper inventory levels, a significant decrease in business from or loss of any of our major customers or programs, and others identified under “Risk Factors” included in our 2010 Annual Report on Form 10-K. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Operations
(in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010

Net sales	$28,406	$27,687	$100,541	$113,235

Cost of goods sold	19,560	17,030	67,251	71,035

Gross margin	8,846	10,657	33,290	42,200

Selling, general and administrative expenses	10,912	11,189	35,369	38,187
Depreciation and amortization	646	665	1,937	2,045
Acquisition related costs	—	619	50	908
Restructuring charges	—	1,187	—	1,417

Total operating expenses	11,558	13,660	37,356	42,557

Operating loss	(2,712)	(3,003)	(4,066)	(357)

Interest expense	(209)	(178)	(680)	(864)
Other income	1	73	156	456
Acquisition bargain purchase gain	—	—	—	1,379

Income (loss) before income taxes	(2,920)	(3,108)	(4,590)	614

Income tax expense (benefit)	155	220	452	(3,970)

Net income (loss)	$(3,075)	$(3,328)	$(5,042)	$4,584

Income (loss) per common share	$(0.44)	$(0.48)	$(0.72)	$0.66

Income (loss) per common share assuming dilution	$(0.44)	$(0.48)	$(0.72)	$0.65

Common shares outstanding	6,972	6,931	6,970	6,931

Common shares outstanding assuming dilution	6,972	6,931	6,970	7,097
The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands)

	March 31	June 30
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$283	$830
Restricted cash	1,443	1,333
Accounts receivable	18,886	18,630
Inventories	35,781	31,371
Other current assets	3,596	8,114

Total current assets	59,989	60,278

Property and equipment, net	6,753	8,658

Other assets:
Intangible assets	5,152	5,717
Other assets	781	879

Total other assets	5,933	6,596

	$72,675	$75,532

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$5,986	$13,497
Accrued compensation	1,697	3,202
Accrued expenses	1,740	1,795
Note payable	19,942	9,425

Total current liabilities	29,365	27,919

Other liabilities	4,084	3,793

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	—	—
Common stock, $1.00 par value, 10,000 shares authorized, 6,972 shares and 6,933 shares issued and outstanding, respectively	6,972	6,933
Additional paid-in capital	34,193	34,172
Retained earnings (deficit)	(3,884)	1,158
Other comprehensive income	1,945	1,557

Total stockholders’ equity	39,226	43,820

	$72,675	$75,532

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Cash Flows
(in thousands)

	Nine Months Ended
	March 31
	2011	2010
Cash flows provided (used) by operating activities:
Net income (loss)	$(5,042)	$4,584
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Acquisition bargain purchase gain	—	(1,379)
Contingent consideration revaluation	—	619
Deferred income taxes	54	(4,106)
Doubtful accounts receivable provision	324	71
Depreciation and amortization	2,118	2,072
Stock compensation expense	(68)	479
Amortization of debt costs	52	241
Other	(208)	(240)
Changes in assets and liabilities:
Accounts receivable	(525)	3,296
Inventories	(4,118)	(2,114)
Other assets	3,166	1,500
Accounts payable	(7,314)	(1,114)
Accrued expenses	(1,083)	(3,349)

Net cash provided (used) by operating activities	(12,644)	560
Cash flows provided (used) by investing activities:
Acquisition	(245)	(3,921)
Purchases of property and equipment	(736)	(4,757)
Sales of property and equipment	2,778	790
Liquidation of supplemental executive retirement plan trust	—	1,812

Net cash provided (used) by investing activities	1,797	(6,076)
Cash flows provided by financing activities:
Change in cash overdrafts	(265)	431
Acquisition earn-out payments	—	(3,306)
Net note borrowings	10,474	7,044

Net cash provided by financing activities	10,209	4,169

Effect of exchange-rate changes on cash and cash equivalents	91	73

Net decrease in cash and cash equivalents	(547)	(1,274)
Cash and cash equivalents beginning of year	830	2,454

Cash and cash equivalents end of period	$283	$1,180

Noncash investing and financing activities:
Acquisition and acquisition earn-out	$—	$5,067

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
Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Sales and operating results for the first nine months of fiscal 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.
Note 2 — Fair Value Measurements
We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or our estimates based upon the assumptions market participants would use (Level 3 inputs). Our financial instruments consist primarily of cash, trade receivables and payables, and our credit facility. The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values. Our credit facility, which was most recently amended effective March 31, 2011, bears interest at floating market interest rates; therefore, we believe the fair value of amounts borrowed approximates the carrying value as our credit rating is not materially different from when we last amended the agreement. At March 31, 2011 and June 30, 2010, no material assets or liabilities were measured at fair value.
Note 3 — Acquisitions
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
Our estimate of the net assets’ fair value exceeded the estimated fair value of the total consideration we paid and would pay over the earn-out period, which we believe resulted from Chambers’ financial difficulties and uncertainties relating to extending the terms of certain licenses. As a result, we recognized a $1.4 million bargain purchase gain in July 2009. Due to sales outperforming our initial estimate, we revalued the contingent consideration during the third quarter of fiscal 2010 resulting in a charge of $619,000, which was included in acquisition related costs.
The equipment we acquired is being depreciated using the straight line method over periods of three to five years (nine months fiscal 2011 and fiscal 2010 — $251,000). The customer list is being amortized over seven years in proportion to the estimated undiscounted cash flows which may be derived from the acquired assets (nine months fiscal 2011 — $427,000; nine months fiscal 2010 — $565,000). The trade names have indefinite lives and, therefore, are not being amortized.

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
The acquired buildings are being depreciated using the straight line method over their remaining economic lives, which range from 10 to 32 years. The acquired furniture, software and equipment are being depreciated using the straight line method over periods of two to five years. The customer relationship intangible is being amortized using the straight line method over three years.
Note 4 — Restructuring
During the third quarter of fiscal 2010, we announced a plan to consolidate our operations in Yoakum, Texas into our Dallas, Texas distribution facility. In connection with the consolidation plan and other organizational restructuring actions, we recorded charges for termination payments (third quarter fiscal 2010 — $627,000; nine-months fiscal 2010 — $763,000) and other costs (third quarter fiscal 2010 — $560,000; nine-months fiscal 2010 — $654,000).
Note 5 — Business Segment Information
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

The following table presents operating information by segment and reconciliation of segment income or loss to our consolidated operating loss (in thousands):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010
Net sales:
Accessories	$26,828	$26,201	$79,409	$92,826
Gifts	1,578	1,486	21,132	20,409

	$28,406	$27,687	$100,541	$113,235

Segment income (loss):
Accessories	$6,794	$7,119	$19,807	$24,511
Gifts	(861)	270	2,432	4,143

	5,933	7,389	22,239	28,654
Selling, general and administrative expenses	(7,999)	(7,921)	(24,318)	(24,641)
Restructuring charges	—	(1,187)	—	(1,417)
Depreciation and amortization	(646)	(665)	(1,937)	(2,045)
Acquisition related costs	—	(619)	(50)	(908)

Operating loss	$(2,712)	$(3,003)	$(4,066)	$(357)

Note 6 — Credit Arrangements
We have a $27.5 million credit facility that matures in October 2012 for borrowings and letters of credit which bear interest at the daily adjusting one-month LIBOR rate plus 4.5% or, if such rate is not available under the terms of the credit facility note, the lender’s prime rate plus 2%. The facility was amended effective March 31, 2011 in consideration for payment of a $104,000 fee because, based on our projections, we were not expected to meet the tangible net worth covenant at that date due to the net loss for the quarter. The facility was amended to, among other things, adjust the tangible net worth covenant, modify the pricing and timing of payments, and increase the borrowing base. At March 31, 2011, we had $2.1 million borrowing availability based on our accounts receivable and inventory levels, outstanding letters of credit totaling $933,000, and $19.2 million outstanding borrowings under the facility.
The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries. It requires the maintenance of a specified tangible net worth ($33.0 million as of March 31, 2011; $32.0 million as of June 30, 2011) defined as total net assets less intangible assets, which, if not met, could adversely impact our liquidity. The facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements. The facility also limits our ability to engage in certain actions without the lender’s consent including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying other debts, and making certain property transfers.
Our Canadian subsidiary has a CAD $1.4 million credit facility (direct advances limited to U.S. $1.1 million) with interest at the lender’s prime or U.S. base rates. The facility is secured by cash, credit balances, and/or deposit instruments of CAD $1.4 million (March 31, 2011 — U.S. $1.4 million, June 30, 2010 — U.S. $1.3 million). The credit facility does not have a specified maturity date and can be cancelled without penalty by us or the lender at any time. We had outstanding borrowings under the facility of $694,000 and $230,000 at March 31, 2011 and June 30, 2010, respectively.
Note 7 — Long-Term Incentive Award
During the first quarter of fiscal 2011, we issued 770,000 performance units comprised 50% of cash and 50% of phantom shares of our common stock, to certain employees. Each unit has a $1.00 assigned value and the number of phantom shares of common stock attributable to each award was determined based on the fair market value of our common stock on the date of grant, which was $3.765 per share. The units earned during the performance cycle (July 1, 2010 through June 30, 2013) vary from 0% to 200% of the units awarded based on our basic earnings per share for each of the three fiscal years ending June 30, 2013, excluding the effects of accounting principles changes, extraordinary items, recognized capital gains and losses and, as determined by our board of directors, one-time, non-operating items. Assuming continued employment, if, at the end of the three-year performance cycle, at least the threshold performance level has been achieved, the performance units will cliff vest and, to the extent earned, will generally be settled in cash (if shares are available under our benefit plans, the Board may, in its discretion, settle the phantom shares attributable to an award in shares of our common stock). Notwithstanding the foregoing, employees vest in 100% of the units awarded if there is a change in control or in a fraction of units earned based on the number of years employed during the performance cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement. As of March 31, 2011, we expect 201,000 of the 770,000 units granted to vest, which, based on the market price of our common stock on March 31, 2011, would be payable in cash equal to $177,000.

Note 8 — Income Taxes
The following presents components of our income tax provisions (in thousands):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010
Federal and state (benefit)	$12	$—	$46	$(4,439)
Deferred federal and state	(1,216)	(1,175)	(1,944)	245
Foreign	80	99	194	92
Uncertain tax positions	35	36	99	109
Deferred tax valuation allowance	1,244	1,260	2,057	23

	$155	$220	$452	$(3,970)

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010
Statutory rate	(34.0)%	(34.0)%	(34.0)%	34.0%
State and foreign taxes net of federal tax benefit	(0.4)	(0.6)	(0.4)	20.9
Uncertain tax positions	1.2	1.2	2.2	17.8
Deferred tax valuation allowance	38.5	40.5	42.1	(719.0)

	5.3%	7.1%	9.9%	(646.3)%

At March 31, 2011, we had federal income tax net operating loss carryovers of approximately $39 million expiring in 2029 through 2031. Our deferred tax valuation allowance was approximately $20 million.
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
Note 9 — Comprehensive Income
The following presents the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010
Net income (loss)	$(3,075)	$(3,328)	$(5,042)	$4,584
Currency translation adjustments	140	242	388	741

Comprehensive income (loss)	$(2,935)	$(3,086)	$(4,654)	$5,325

Note 10 — Earnings Per Share
Our basic and diluted earnings (loss) per common share are computed as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Net income (loss)	$(3,075)	$(3,328)	$(5,042)	$4,584

Denominator:
Denominator for basic earnings per share	6,972	6,931	6,970	6,931
Effect of dilutive share-based compensation	—	—	—	166

Denominator for diluted earnings per share	6,972	6,931	6,970	7,097

Income (loss) per common share	$(0.44)	$(0.48)	$(0.72)	$0.66
Income (loss) per common share assuming dilution	$(0.44)	$(0.48)	$(0.72)	$0.65
Potentially dilutive securities which could have had an antidilutive effect on our per share results of operations were (in thousands except per share amounts):

	March 31
	2011	2010
Stock options (exercise prices per share: 2011 and 2010 - $5.31 to $15.60)	321	379
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
Note 11 — Commitments and Contingencies
On February 14, 2011, the Belt Company (formerly known as Chambers Belt Company) filed suit against us in the Superior Court of the State of Delaware. The suit alleges we underpaid Chambers approximately $524,000 in earn-out royalties under the terms of the asset purchase agreement between the parties dated July 9, 2009. We dispute this allegation and in fact contend we are entitled to a refund under the royalty provision of the asset purchase agreement. We have filed a proceeding in the Delaware Chancery Court seeking to compel arbitration pursuant to the terms of the asset purchase agreement. The parties have agreed to stay the Superior Court action pending resolution of our Petition to Compel Arbitration. At this time, we can make no estimate as to the outcome of the suit or any arbitration proceeding.
During the third quarter of fiscal 2011, we implemented initiatives to simplify operations and reduce operating expenses, which included, among other initiatives, headcount reductions (35 individuals). In connection with these initiatives, charges for severance costs of $411,000 were included in selling, general and administrative expenses for the third quarter of fiscal 2011. As of March 31, 2011, $196,000 of severance costs were included in accrued compensation.

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Item 2 should be read in the context of the information included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report, including our unaudited consolidated financial statements and accompanying notes in Item 1 of Part I of this Quarterly Report.

BUSINESS
We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, small leather goods, eyewear, neckwear, sporting goods, and gifts. Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including TOTES®, WOLVERINE®, HAGGAR®, BONE COLLECTOR®, EDDIE BAUER®, LEVI STRAUSS SIGNATURE®, AMITY®, ROLFS®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, CHAMBERS BELT COMPANY®, ABSOLUTELY FRESH®, SURPLUS®, as well as private brands for major retail customers. We sell our products through virtually all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, men’s and women’s specialty stores, catalog retailers, grocery stores, drug stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military. We were incorporated as a Delaware corporation on November 1, 1990.
Significant Events
During the third quarter of fiscal 2011, we implemented initiatives to simplify operations and reduce operating expenses. These initiatives included headcount reductions, reducing low volume stock keeping units (SKUs), and discontinuing non-core product lines. In connection with these initiatives, we incurred severance costs in the amounts set forth in Note 11 of the notes to the unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report and incorporated herein by reference. In addition, in February 2011, our Chief Executive Officer requested, and our Board of Directors approved, a 10% reduction in his current annual salary through the end of fiscal 2011.
During the second quarter of fiscal 2011, we entered into an arrangement with a customer pursuant to which we committed to procure additional retail space to sell our products in exchange for total consideration of $959,000, which can be settled as credits against accounts receivable or in cash, of which $608,000 will become payable during the fourth quarter of fiscal 2011. For the three and nine-months of fiscal 2011, we recognized $189,000 and $351,000 as a reduction of net sales, respectively, related to this arrangement.
FISCAL 2011 COMPARED TO FISCAL 2010
Business Segments
The following presents sales, gross margins, and operating expenses for our business segments (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010
Net sales:
Accessories	$26,828	$26,201	$79,409	$92,826
Gifts	1,578	1,486	21,132	20,409

	$28,406	$27,687	$100,541	$113,235

Gross margin:
Accessories	$8,755	$10,119	$26,046	$34,515
Gifts	91	538	7,244	7,685

	$8,846	$10,657	$33,290	$42,200

Gross margin percent of sales:
Accessories	32.6%	38.6%	32.8%	37.2%
Gifts	5.8	36.2	34.3	37.7

Total	31.1%	38.5%	33.1%	37.3%

Operating expenses:
Accessories	$1,961	$3,001	$6,239	$10,005
Gifts	952	267	4,812	3,541

	$2,913	$3,268	$11,051	$13,546

Our fiscal 2011 third quarter net sales were $28.4 million, which was $719,000, or 3%, higher than the prior year. Net sales for our accessories segment were $26.8 million for the third quarter of fiscal 2011, which was $627,000, or 2%, higher than in the third quarter of fiscal 2010 primarily due to new men’s belt assortments shipped to a major customer as a result of additional retail space procured during the current fiscal year. Gifts segment net sales of $1.6 million for the third quarter of fiscal 2011 were $92,000, or 6%, greater than in the prior year primarily due to higher sales to close-out customers and favorable holiday sell through rates, which resulted in lower customer deductions for returns.

Our net sales for the nine months of fiscal 2011 were $100.5 million, which was $12.7 million, or 11%, lower than the comparable prior year period. Accessories segment net sales of $79.4 million for the nine months of fiscal 2011 were $13.4 million, or 14%, lower than net sales for the nine months of fiscal 2010 primarily due to reduced belt assortments and lower replenishment orders by one of our largest customers and higher returns and sales concessions, offset partially by an increase in sales by our Canadian subsidiary. Gifts segment net sales of $21.1 million for the nine months of fiscal 2011 were $723,000, or 4%, greater than in the prior year primarily due to improved customer sell-through rates and a decrease in holiday season returns.
Gross margins were 31.1% and 38.5% for the third quarters of fiscal 2011 and 2010, respectively. Accessories segment margins decreased from 38.6% in the third quarter of fiscal 2010 to 32.6% in the current fiscal year primarily because of lower sales of previously written-down inventory, higher inventory write-offs, higher freight costs, and a higher mix of private label sales. The gifts segment margin was 30.4 percentage points lower in the fiscal 2011 third quarter compared to the same quarter last year primarily due to a higher mix of sales to close-out customers and higher freight costs during the current fiscal year. Higher freight costs in both segments were driven by recent increases in crude oil prices. The key drivers to the overall gross margin decline were sales of previously written-down inventory and inventory write-offs, which reduced gross margin percentage by 130 and 430 basis points, respectively, from the prior year period.
Gross margins were 33.1% and 37.3% for the nine months of fiscal 2011 and 2010, respectively. Accessories segment margins decreased from 37.2% in the nine months of fiscal 2010 to 32.8% in the current fiscal year primarily because of lower sales of previously written-down inventory, a higher mix of private label sales, higher freight costs and higher write-offs associated with inventory expected to be returned by certain customers. The gifts segment margin was 340 basis points lower in the nine months of fiscal 2011 compared to the comparable period in the prior year due to higher freight costs, which were offset slightly by improved assortments sourced from overseas suppliers at lower costs. Higher freight costs in both segments were driven by decreased supply of shipping containers and increased air freight expenses resulting from supplier production delays during the first half of fiscal 2011. The key drivers to the overall gross margin decline were sales of previously written-down inventory and inventory write-offs, which reduced gross margin percentage by 220 and 90 basis points, respectively, from the prior year period.
Total segment operating expenses were lower in the third quarter and in the nine months of fiscal 2011 by $355,000 and $2.5 million, respectively, when compared to the prior year periods. The primary contributors to our lower operating expenses in the current fiscal year were lower compensation, facilities and advertising costs, offset partially by higher customer chargebacks. The increase in the gifts segment operating expenses for the third quarter and nine months of fiscal 2011 was due to higher royalties as a result of inventory returns being lower than expected.
Expenses And Taxes
Total selling, general and administrative expenses of $10.9 million for the third quarter of fiscal 2011 were $277,000, or 2%, lower than the third quarter of fiscal 2010 ($11.2 million). The reductions were primarily due to decreases in compensation and facilities costs, offset partially by increases in royalties, bad debt provisions, professional services and customer chargebacks.
Total selling, general and administrative expenses of $35.4 million for the nine months of fiscal 2011 were $2.8 million, or 7%, lower than the nine months of fiscal 2010 ($38.2 million). The reductions were primarily due to decreases in compensation costs, facilities costs, advertising and professional services, offset partially by increases in bad debt provisions and customer chargebacks.
The increase in interest expense for the third quarter of fiscal 2011 over the prior year was primarily attributable to higher outstanding borrowings during the current year quarter. The decrease in interest expense for the nine months of fiscal 2011 was attributable to lower debt cost amortization under our credit facility compared to the prior year and the Chambers acquisition earn-out liability discount accretion (nine months fiscal 2010 — $138,000), which we did not incur in the first nine months of fiscal 2011. Partially offsetting the decrease for the nine month period was higher outstanding borrowings during the current year.
Information about our income taxes is incorporated herein by reference to Note 8 of the notes to the unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report.

SEASONALITY
Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year. Sales and operating results for the first nine months of fiscal 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity, which we believe will provide adequate financial resources for our foreseeable working capital needs, are cash flows from operating activities and our credit facilities ($2.8 million aggregate borrowing availability at March 31, 2011). Information about our credit arrangements is incorporated herein by reference to Note 6 of the notes to unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report.
For the nine months of fiscal 2011, our operating activities resulted in net cash outflows of $12.6 million, which consisted of $4.1 million higher inventory purchasing to meet expected future revenue growth and $8.4 million used to pay down accounts payable and accrued expenses. Net note borrowings of $10.5 million and sales of property and equipment of $2.8 million were the primary sources of cash used for operating activities in fiscal 2011. Fiscal 2011 net cash used by operating activities was $13.2 million higher than in fiscal 2010, primarily driven by a $4.1 million tax refund in 2010 that did not occur in the current year, $3.9 million higher fiscal 2011 funding of accounts payable and accrued expenses, $3.8 million lower fiscal 2011 accounts receivable due to lower net sales, and $2.0 million higher fiscal 2011 inventory purchases.
Investing activities for the nine months of fiscal 2011 primarily consisted of a $2.7 million inflow from the sale of our idle distribution center located in West Bend, Wisconsin, offset by purchases of additional racking and other various leasehold improvements for our distribution facilities and the completion of our acquisition of MCM. Investing activities for the prior year related to the Chambers transaction and consisted of the $5.1 million estimated present value of an earn-out agreement, a noncash financing activity, and $3.9 million in cash from operating activities paid for the assets listed in Note 3 of the notes to unaudited consolidated financial statements in Item 1 of Part I of this Quarterly Report incorporated herein by reference. Purchases of property and equipment of $4.8 million in the nine months of fiscal 2010 were primarily related to the move of our corporate offices in December 2009 and the consolidation of our distribution facilities into our lower-cost Dallas, Texas distribution facility. Property and equipment sale proceeds of $790,000 in fiscal 2010 were primarily from the sale of a warehouse in Yoakum, Texas which resulted in a $339,000 pretax gain included in other income. In January 2010, $1.8 million of assets held in a trust for retired executive officers were liquidated and payment of the proceeds to the retirees reduced other current assets and accrued expenses.
Financing activities included credit facility net borrowings of $10.5 million and $7.0 million for the nine months of fiscal 2011 and 2010, respectively. Net borrowings for fiscal 2011 were primarily used to fund our operating activities. Net borrowings for fiscal 2010 were primarily used for the Chambers transaction and to fund our investing activities.
CRITICAL ACCOUNTING POLICIES
There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010.

ITEM 4	— CONTROLS AND PROCEDURES
Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	— LEGAL PROCEEDINGS
We are periodically involved in legal proceedings and litigation arising in the ordinary course of business. On February 14, 2011, the Belt Company (formerly known as Chambers Belt Company) filed suit against us in the Superior Court of the State of Delaware. The suit alleges we underpaid Chambers approximately $524,000 in earn-out royalties under the terms of the asset purchase agreement between the parties dated July 9, 2009. We dispute this allegation and in fact contend we are entitled to a refund under the royalty provision of the asset purchase agreement. We have filed a proceeding in the Delaware Chancery Court seeking to compel arbitration pursuant to the terms of the asset purchase agreement. The parties have agreed to stay the Superior Court action pending resolution of our Petition to Compel Arbitration. At this time, we can make no estimate as to the outcome of the suit or any arbitration proceeding.

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

TANDY BRANDS ACCESSORIES, INC. (Registrant)
May 12, 2011	/s/ N. Roderick McGeachy, III
N. Roderick McGeachy, III
President and Chief Executive Officer (principal executive officer)

/s/ Robert D. Martin
Robert D. Martin
Interim Chief Financial Officer (principal financial officer)

/s/ Joseph C. Talley
Joseph C. Talley
Chief Accounting Officer (principal accounting officer)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

	Incorporated by Reference
	(if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit

(3) Articles of Incorporation and Bylaws

3.1 Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

3.2 Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

3.3 Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

3.4 Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4) Instruments Defining the Rights of Security Holders, Including Indentures

4.1 Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

4.2 Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	01-18927	3.1

4.3 Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/12/10	0-18927	4.3

4.4 Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009	10-Q	2/12/10	0-18927	4.4

4.5 Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009	10-Q	2/12/10	0-18927	4.5

4.6 Amendment No. 3 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of May 10, 2010	10-Q	5/13/10	0-18927	4.6

4.7 Amendment No. 4 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2011**	N/A	N/A	N/A	N/A

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit

(10) Material Contracts

10.1 Amendment No. 4 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2011**	N/A	N/A	N/A	N/A

(31) Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)	N/A	N/A	N/A	N/A

31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Interim Chief Financial Officer)	N/A	N/A	N/A	N/A

(32) Section 1350 Certifications

32.1 Section 1350 Certifications (Chief Executive Officer and Interim Chief Financial Officer)	N/A	N/A	N/A	N/A

**	Filed herewith