Form 10-K
period 2011-06-30
TANDY BRANDS ACCESSORIES INC
filed 2011-09-01
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2011	Commission File Number 0-18927

TANDY BRANDS ACCESSORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2349915
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3631 West Davis Suite A, Dallas, Texas 75211
(Address of principal executive offices and zip code)

214-519-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, Par Value $1.00 Per Share (Title of class)	The NASDAQ Global Market (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes [x] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes [ ] No

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
[ ] Yes [ ] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer                                                                                                 Accelereated filer [ ]
Non-accelerated filer  [ ] (Do not check if a smaller reporting company)           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [x] No

The aggregate market value of the voting common equity held by non-affiliates based upon the closing price of the common stock on the NASDAQ Global Market on December 31, 2010 was $18,149,176.  Shares of common stock held by executive officers and directors have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 7,088,431 shares of common stock, par value $1.00 per share, outstanding on August 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on October 18, 2011 are incorporated by reference into Part III of this Form 10-K.

References in this Annual Report on Form 10-K to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries, unless the context requires otherwise.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated results of operations and trends in our business, and other characterizations of future events or circumstances are forward-looking statements.  We have based these forward looking statements on our current expectations about future events, estimates and projections about the industry in which we operate, and the overall economic environment.  These statements are not guarantees of future performance.  Our actual results may differ materially from those suggested by these forward-looking statements as a result of a number of known and unknown risks and uncertainties that are difficult to predict including, without limitation, general economic and business conditions, competition in the accessories and gifts markets, acceptance of our product offerings and designs, issues relating to distribution, the termination or non-renewal of our material licenses, our ability to maintain proper inventory levels, a significant decrease in business from or loss of any of our major customers or programs, and others identified under “Risk Factors” on page 9.  Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.  Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I
ITEM 1 - BUSINESS

General

We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, gifts, small leather goods, eyewear, neckwear, and sporting goods (hunting accessories).  Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including TOTES®, WOLVERINE®, EDDIE BAUER®, EILEEN WEST®, HAGGAR®, BONE COLLECTOR®, LEVI STRAUSS SIGNATURE®, DOCKERS®, KODIAK®, TERRA®, ROLFS®, AMITY®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, CHAMBERS BELT COMPANY®, ABSOLUTELY FRESH®, SURPLUS®, as well as private brands for major retail customers.  We sell our products through all major retail distribution channels throughout North America, including, without limitation, mass merchants, national chain stores, department stores, specialty stores, catalog retailers, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.  We were incorporated as a Delaware corporation on November 1, 1990.

Significant Business Developments

Significant business developments in fiscal 2011 included:

•	October 2010 – Entered into an arrangement with a major customer to procure additional retail space to sell our products.
•	December 2010 – Sold our idle distribution center in West Bend, Wisconsin for $2.7 million in cash.
•
February 2011 – Implemented initiatives in which we discontinued non-core product lines and reduced headcount and low volume stock keeping units (SKUs).  We expect these initiatives to increase operational efficiencies and reduce annualized operating expenses.

•	February 2011 – Announced the execution of licensing agreements with national brands Eddie Bauer®, Haggar® and Wolverine®.
•
July 2011 – Announced a broad restructuring plan, which was completed as of June 30, 2011, with anticipated annual savings of $4 - $5 million, designed to simplify operations, significantly reduce selling, general and administrative expenses, and focus product development and selling efforts on our most profitable core product categories.
•	August 2011 - Entered into a new four-year, $35 million credit facility.

Information about the customer arrangement, cost-savings initiatives, broad restructuring plan and new credit facility is incorporated herein by reference to Notes 3, 5 and 15 of the notes to the consolidated financial statements included in Item 8 of this Annual Report.

Product Lines

Our primary products, which we sell under proprietary, licensed, and private brand names, consist of belts, gifts,  and small leather goods, such as wallets.  For fiscal 2011, our product categories, expressed as a percentage of total net sales, were:

Belts	65.7%
Gifts	18.2
Small leather goods	10.0
Other products	6.1

We are organized along product categories and have two reportable segments: (1) accessories, which includes belts and small leather goods, eyewear, neckwear, and sporting goods (hunting accessories) and (2) gifts.  Accessories represented 81.8% of our net sales in fiscal 2011 and gifts accounted for 18.2% of our net sales.

Belts
We, along with our predecessors, have manufactured and marketed belts for over 90 years, and belts remain our largest single product category.  In fiscal 2011, belt sales of $81.3 million accounted for 65.7% of our net sales.  We serve a variety of consumers in the men’s, women’s, juniors, young men’s and children’s belts markets across four categories:  casual, work, dress and golf.

Gifts
We distribute a broad range of gifts, including products such as emergency kits, lights, coin banks, games, beverage mugs, and tie racks.  Gift sales were $22.5 million, or 18.2% of our net sales, in fiscal 2011.

Small Leather Goods
Our small leather goods consist primarily of men’s and women’s wallets.  Sales of small leather goods were $12.4 million, or 10.0% of our net sales, in fiscal 2011.  In connection with our June 2011 restructuring plan, we pared our assortments in certain women’s fashion wallets, which in total is expected to reduce future net sales by $5 to $7 million on an annualized basis.

Other Products
Other products we market include suspenders, eyewear, neckwear, and sporting goods (hunting accessories).  Sales of other products were $7.6 million, or 6.1% of our net sales, in fiscal 2011. In connection with our June 2011 restructuring plan, we pared our assortments in eyewear, neckwear and sporting goods (hunting accessories) product categories, which in total is expected to reduce future net sales by $2 to $3 million on an annualized basis.

Our Brands

We sell products under private brands, licensed brands and our own proprietary brands.  Our net sales by brand type in fiscal 2011 were (in millions):

Type	Net Sales

Private brands	$79.3	64.0%
Licensed brands	24.2	19.5
Proprietary brands	20.3	16.5
	$123.8

Private Brand Products
In fiscal 2011 private brand products accounted for $79.3 million, or 64.0% of our net sales.  In a private brand program we are responsible for designing and delivering products for select retailers according to their unique requirements.  These programs offer our customers exclusivity and pricing control over their products, both of which are important factors in the retail marketplace.  We believe our flexible sourcing capabilities, electronic inventory management and replenishment systems, and design, product development, and merchandising expertise provide retailers with a superior alternative to direct sourcing of their private brand products.

Licensed Brands
We have exclusive license agreements for several well recognized brands, including totes®, Eddie Bauer®, Haggar®, and Wolverine®.

Generally, our license agreements cover specific products and require us to pay royalties ranging from 4% to 15% of net sales.  The terms of the agreements are typically three to six years, with options to extend the terms, provided certain sales or royalty minimums are achieved.  For fiscal 2011, sales of licensed products accounted for $24.2 million, or 19.5% of our net sales.  Sales of totes® gifts were $19.3 million, or 16% of our net sales.  No sales associated with any other individual license agreement accounted for more than 5% of our net sales in fiscal 2011.  We continually evaluate our portfolio of licensed brands and may discontinue or renew licenses when they expire, or acquire additional licenses to improve our portfolio.  The Wrangler® licenses assumed from Chambers Belt Company (“Chambers”) in 2009 expired in fiscal 2010 and the first half of fiscal 2011 and were not renewed.

Proprietary Brands
In addition to our licensed and private brands, we market products under our own registered trademarks and trade names.  We own leading and well recognized trademarks such as Rolfs®, Amity®, Canterbury®, Prince Gardner®, Princess Gardner®, Chambers Belt Company®, Absolutely Fresh®, and Surplus®.  Net sales under our proprietary brands were $20.3 million, or 16.5% of our net sales, in fiscal 2011.

Product Distribution
We sell our products to a variety of retail outlets, including:

Department stores	Office supply stores
Specialty stores	E-commerce websites
Mass merchants	National chain stores
United States military retail exchange operations	Outlet stores
Golf pro shops	Sporting goods stores
Supermarkets	Individual specialty stores
Uniform stores	Catalog retailers
TV shopping networks	Shoe stores
Drug stores	Wholesale clubs

Our key brands and each brand’s targeted distribution channels and primary products are:

Brand	Distribution Channel	Products
totes®	Mass merchants	Gifts
National chain stores
Department stores
Specialty stores Wholesale clubs

Wolverine®	National chain stores	Belts
	Specialty stores	Wallets
Sporting goods stores

Brand	Distribution Channel	Products
Eddie Bauer®	Department stores	Gifts
National chain stores Wholesale clubs

Eileen West®	Department stores	Wallets

Haggar®	Department stores	Belts Wallets

Bone Collector®	Specialty stores	Belts Wallets

Levi Strauss Signature®	Mass merchants	Belts

Dockers®	Department stores	Belts
National chain stores

Kodiak®	Mass merchants	Belts
Specialty stores

Terra®	Specialty stores	Belts

Rolfs®	National chain stores	Belts
	Department stores	Small leather goods
Specialty stores

Amity®	Mass merchants	Small leather goods
Specialty stores

Canterbury®	Specialty stores	Belts
	Golf pro shops	Small leather goods

Prince Gardner®	Mass merchants	Small leather goods
Specialty stores

Princess Gardner®	Mass merchants Specialty stores	Small leather goods

Chambers Belt Company®	Specialty stores	Belts
Absolutely Fresh®	Specialty stores	Belts
Surplus®	National chain stores	Belts
Small leather goods

Our Rolfs® product line is also sold through our e-commerce web site at www.rolfs.net.

Customers and Customer Relations

We maintain strong relationships with various major retailers throughout North America, including:

Department Stores	National Chains	Mass Merchants
Bon-Ton/Carson’s	JCPenney (U.S. and Mexico)	Walmart (U.S. and Canada)
Belk	Kohl’s	Target
Dillards	Sears (U.S. and Canada)	Kmart
Lord & Taylor	Casual Male	Fred Meyer
The Bay (Canada)	Tractor Supply	Zellers (Canada)
Walmart accounted for 48% and 47% of our net sales in fiscal 2011 and 2010, respectively, and Kohl’s accounted for 11% in fiscal 2011.  No other customer accounted for 10% or more of our total net sales in fiscal 2011 or fiscal 2010.  In fiscal 2011 and 2010 our top ten customers accounted for 78% of net sales.

We believe our success with our customers is due in large part to our design expertise, long-term customer relationships, strong sales and merchandising organization, and superior customer service.  Factors that facilitate these strengths include our quick response distribution, vendor inventory management services, electronic data interchange capabilities, and expertise in the communication of lifestyle concepts through product lines and innovative point-of-sale presentations.  We develop and manage our accounts through the coordinated efforts of senior management, account executives, and an organization of salespeople and independent sales representatives.

We maintain customer service relationships with various specialty stores, national chain stores, and major department stores.  Our sales account executives are responsible for overseeing accounts, developing and maintaining business relationships with their respective customers, preparing and conducting product line presentations, and assisting customers in the implementation of programs at the individual store level.

Product Development and Merchandising

Our product development and merchandising team works closely with our licensors, suppliers, and customers to understand the needs of our core consumer, interpret market trends, develop new products, and create comprehensive merchandising programs consisting of packaging, point-of-sale, fixturing, and presentation materials.  Our product life-cycle management program leverages cross-functional business planning, merchandising, and design teams focusing on product development, strategic planning, fashion trends and seasonal sales plans.  Our senior managers maintain business relationships with customers’ buyers and merchandise managers enabling us to plan, develop, and implement specific merchandising programs for key accounts.  We believe our internal design ability represents a significant competitive advantage because, in our opinion, retail customers have become increasingly reliant on the design and merchandising expertise of their suppliers for developing compelling assortments.

Competition

Competition in the fashion accessories and gifts industries is highly fragmented and intense.  We believe we are a major competitor that is well positioned to compete in both industries.  Our accessories and gifts businesses compete with numerous manufacturers, importers and distributors, such as:  Swank, Randa/Humphreys, Cipriani, Fossil, Buxton, Mundi, E&B, Merchsource, JLR, and Excalibur.

We believe our ability to compete successfully is based on our long-term customer relationships, ability to respond to changing customer preferences, superior customer service, national distribution capabilities, proprietary inventory management systems, flexible sourcing, and product design, innovation, and quality.

Growth Strategy

We seek to increase our sales and earnings through a variety of means, including organic growth from increased sales of our current products, as well as growth through new products and license agreements and the acquisition of assets and similar businesses.  Since our incorporation in 1990, we have acquired numerous businesses and licenses, including the assets, licenses, and manufacturing capabilities acquired from Chambers in July 2009, which increased our fiscal 2010 annual net sales by $34.6 million.  In the future, we may make additional acquisitions that complement our business and are accretive to our earnings.

Product Sourcing and Production

We have strong relationships with a number of foreign manufacturers who provide products manufactured to our specifications.  Most of our products are manufactured by third-party suppliers in China, the Dominican Republic, India, Italy, and Taiwan, with only a small percentage manufactured in Canada and the U.S.  We own and operate manufacturing facilities in both Mexico and Canada.  In fiscal 2011 and 2010, our two largest suppliers were Xindao Hong Kong Ltd. and Best Development Company.  We do not believe we are exposed to any potentially significant disruption of product flow because a number of suppliers could manufacture our products, however, any change in suppliers would require significant advance planning due to the two to five month lead times in our industry.

Seasonality of Business

Our quarterly sales and operating results have a seasonal increase in the fall (our first and second fiscal quarters) due primarily to holiday sales.  Quarterly net sales and pretax (loss) income, as percentages of the totals for fiscal 2011 and 2010, were:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales
Fiscal 2011	23.6%	34.7%	22.9%	18.8%
Fiscal 2010	26.2%	34.1%	19.5%	20.2%

Pretax income (loss)
Fiscal 2011	(19.1)%	6.2%	(22.5)%	(64.6)%
Fiscal 2010	38.8%	79.9%	(99.1)%	(119.6)%

The fiscal 2011 fourth quarter includes noncash charges of $3.7 million, or 44.2% of the quarter’s pre-tax loss.  The fiscal 2010 first quarter includes an acquisition bargain purchase gain of $1.4 million, or 113.4% of the quarter’s pretax income.

Governmental Regulations

Most of our products are manufactured outside of the United States.  Accordingly, foreign countries and the United States may from time to time modify existing quotas, duties, tariffs, or import restrictions, or otherwise regulate or restrict imports in a manner which could be material and adverse to us.  In addition, economic and political disruptions in Asia and other parts of the world from which we import goods could have an adverse effect on our ability to maintain an uninterrupted flow of products to our customers.  Laws and regulations such as the Consumer Product Safety Improvement Act of 2008 and California's Safe Drinking Water and Toxic Enforcement Act of 1986, which is commonly known as “Proposition 65," also may adversely affect our profitability to the extent they require product modifications or increased product testing.

For example, the presence of di(2-ethylhexyl) phthalate (DEHP), butyl benzyl phthalate (BBP) and dibutyl phthalate (DBP) in various products we sell is subject to regulation under several laws, including, without limitation, the Consumer Product Safety Improvement Act and Proposition 65.  We are committed to providing consumers with safe products.  Therefore, on May 20, 2011, we agreed to join the manufacturers, distributors, and retailers who are phasing out phthalates from their fashion accessory, clothing and shoe products by “opting-in” to a settlement of certain Proposition 65 lawsuits in California.  The settlement will result in additional requirements for our suppliers and more testing of our products.  See "Part I – Item 3 – Legal Proceedings."

Due to the fact that we sell our products to the retail exchange operations of the United States military, and thus are a supplier to the federal government, we must comply with all applicable federal statutes.  Historically we have not made any material modifications or accommodations as a result of governmental regulations.

Employees

As of June 30, 2011, we employed 583 people, of which 516 were full time employees.  The following table summarizes the number of employees, by location for the last two years:

	2011		2010
	Full-Time	Total	Full-Time	Total
United States	262	264	327	424
Canada	77	142	81	146
Mexico	177	177	-	-
Total	516	583	408	570

We believe employee relations are generally good.

Intellectual Property

We believe our trademarks, licenses to use certain trademarks, and our other proprietary rights in and to intellectual property are important to our success and our competitive position.  We seek to protect our designs and intellectual property rights against infringement and devote resources to the establishment and protection of our intellectual property on a nationwide basis and in select foreign markets.  Our trademarks remain valid and enforceable as long as the marks are used in connection with our products and services and the required registration renewals are filed.

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

Additional Information

Our website address is www.tandybrands.com.  Information about our corporate governance, including our Code of Business Conduct and Ethics, is available on our website at www.tandybrands.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 filed by our officers, directors, and stockholders holding 10% or more of our common stock, and all amendments to those reports are available free of charge through our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  You also may read and copy any reports, proxy statements, or other information that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C.  20549, on official business days during the hours of 10 a.m. to 3 p.m.  Please call the SEC at 1-800-SEC-0330 for further information about the operation and location of the Public Reference Room.  Our SEC filings also are available to the public free of charge at the SEC’s website at www.sec.gov.

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

Ten customers accounted for 78% of our fiscal 2011 net sales, including Walmart which accounted for 48% of our net sales.  A decision by Walmart or any other major customer, whether motivated by competitive conditions, financial difficulties or otherwise, to significantly change the amount of merchandise purchased from us, or to change the manner of doing business with us, could have a significant effect on our results of operations and financial position.  We attempt to mitigate this exposure by selling our products to a variety of retail customers throughout North America.

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

Certain third-party manufacturers have increasingly marketed and sold products to retailers directly, instead of through companies such as ours, and certain retailers have shifted to direct sales programs.  We believe we provide significant value-added services through our design programs, warehousing and distribution flexibility, retail analytics and our ability to tailor products for specific customers and demographic groups; however, if our customers decide to increase their level of purchases directly from third-party manufacturers, our sales could be negatively impacted.

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

Our fiscal 2011 net sales included $24.2 million of licensed brand name sales, including $19.3 million of totes® gifts.  If we fail to comply with the terms of our license agreements, or to protect against infringement, such failure could have a material adverse effect on our business.  The loss of our totes® license could materially impact our operations.  In addition, certain of our license agreements require minimum royalty payments, regardless of the level of sales of the licensed products.  In the event royalty commitments under these agreements exceed the revenues generated by sales of the licensed products, our operating results would be negatively impacted.  We believe we have good relations with each of our licensors, especially the totes® licensor, with which we have maintained a successful relationship for over 15 years.

Distribution problems could delay product shipments.

Our inventory management and product distribution processes are highly dependent on the computer hardware and software which support these functions.  We believe we have strong disaster recovery plans in place, however, extended electric power, telecommunication, or internet outages, or a catastrophic loss of the hardware and software, could preclude timely delivery of products to our customers and result in a loss of sales.

The loss of, or problems with, third-party manufacturers could adversely impact our operations.

Most of our products are manufactured by independent, third-party suppliers in China, the Dominican Republic, India, Italy, and Taiwan.  We have no long-term contracts with these manufacturers and conduct business on a purchase-order basis.  We compete with other companies for the production capacity and facilities of these manufacturers.  Our future success depends on our ability to maintain relationships with our current suppliers and to identify other suppliers and develop relationships with those who can meet our quality standards.  If our quality standards are compromised, our customer relationships could be negatively affected.

Our business is dependent on our ability to maintain proper inventory levels.

In order to meet the demands of our customers, we must maintain certain levels of inventory of our products.  If our inventory levels exceed customer demand, we may be required to write-down unsold inventory or sell the excess at discounted or close-out prices.  Such actions could significantly impact our operating results and financial condition, and could result in the diminution of the value of our brands.  Our inventory lead times require us to maintain accurate inventory levels, sales of which are driven by consumer purchases at retail.  If we underestimate consumer demand for our products or if we are not able to obtain products in a timely manner, we may experience inventory shortages.  If we are unable to fill customer orders, our relationships with our customers could be damaged and our business could be adversely affected.  See “Our business is highly subject to consumer preferences” below.

Price increases by our suppliers could negatively affect our operating results.

Most of our products are purchased from third-party suppliers.  If our suppliers increase their prices, or we experience increased freight costs to obtain our products, and we are not able to increase our selling prices, our gross margin and operating results would be materially impacted.

Risks Relating To Our Industry

Our business is highly subject to consumer preferences.

Our industry is driven largely by consumer preferences and our success is dependent on our ability to anticipate and respond to these factors.  While we devote considerable time and resources to gauging consumer and lifestyle trends which affect the accessories market, any failure on our part to identify and respond to relevant trends could adversely affect acceptance of our products and brands and adversely impact our sales.  If we fail to properly gauge consumer trends, we could be faced with a significant amount of inventory which might only be sold at distressed prices or we may be unable to fill customer orders due to our inventory lead times.  See “Our business is dependent on our ability to maintain proper inventory levels” above.

Our industry is highly competitive and subject to pricing pressures that could adversely affect our financial position.

The accessories industry is highly fragmented and very competitive.  We compete with numerous manufacturers, importers, and distributors who may have greater resources.  The majority of our net sales are attributable to our private brand programs and we could lose sales to competitors with stronger brands or lower private brand prices, which could adversely affect our market position and results of operations.  In addition, from time to time, we must adjust our prices to respond to industry-wide pricing pressures.  Our financial performance could be negatively impacted by these pricing pressures if we are forced to reduce prices and cannot also reduce procurement costs, or if our procurement costs increase and we cannot increase our prices.

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

In the current economic environment, consumer confidence is low resulting in a reduction in discretionary consumer spending.  Continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations and an economic slowdown could have a negative impact on our business and could result in:

•	reduced consumer spending and demand for our products;
•	increased price competition for our products;

•	increased risk of unsaleable inventories; and
•	increased risk in the collectability of accounts receivable from our customers.

These potential effects are difficult to forecast and mitigate.  As a consequence, our operating results for a particular period are difficult to predict and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing circumstances could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect the market price of our common stock.

Consolidation in the retail industry may negatively impact our operations.

There has been a significant amount of consolidation in the retail industry in recent years, which has been accelerated by recent economic trends.  This consolidation may result in factors which could negatively impact our business, such as:

•	store closures;
•	increased customer leverage over suppliers, resulting in lower product prices or lower margins;
•	tighter inventory management on the part of the customer, resulting in lower inventory levels and decreased orders; and
•	a greater exposure to customer credit risk.

Risks Relating To International Operations

We source most of our products from foreign countries.

Our transactions with our foreign manufacturers and suppliers are subject to the risks of doing business abroad, including up to five month inventory lead times and potential political and economic disruptions.  Imports into the United States could be affected by, among other things, the cost of transportation and the possible imposition of import duties and restrictions.  The United States, China, the Dominican Republic, India, Italy, Taiwan and other countries in which our products are manufactured could impose new quotas, tariffs, or other restrictions, or adjust presently prevailing quotas, duty, or tariff levels, which could affect our operations and our ability to import products at current or increased levels.  In addition, our customers may impose standards that could impact our sourcing and product costs, such as environmental testing requirements or with respect to labor conditions in foreign factories, which could negatively impact our ability to import products at current or increased levels or deteriorate margins.

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

Sales of our products are highly dependent on their marketplace acceptance, which is driven by current styles and our marketing abilities.  If we were unable to hire and retain employees having exceptional creative talent and marketing skills, our sales could be adversely affected.

Our stock price is volatile, and investors may not be able to recover their investment if our stock price declines.

The price of our common stock is volatile and can be expected to be significantly affected by factors such as quarterly variations in our results of operations and any failure to meet market expectations, quarterly variations in our competitors’ results of operations, and the stock price performance of comparable companies.  In addition, any failure to meet market expectations could cause lenders, creditors and investors to lose confidence in us, which could negatively impact our liquidity position and cause our stock price to fall.  Further, the stock market as a whole has experienced extreme price and volume fluctuations that have affected the market price of many public companies in ways that may have been unrelated to these companies’ operating performance.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We own facilities in the United States and Mexico and lease facilities in the United States, Canada, China and Hong Kong.  As of June 30, 2011 we owned and leased 233,729 and 455,805 square feet of warehouse and office space, respectively.  We believe our properties are adequate and suitable for the particular uses involved.  The following table summarizes our properties:
Facility Location	Use	Form of Ownership
Yoakum, Texas - 4 facilities (1)	Office and warehouses	Own
Pitiquito, Sonora, Mexico	Manufacturing facilities	Own
Scarborough, Ontario, Canada	Manufacturing and distribution center	Lease
Dallas, Texas	Corporate office and distribution centers	Lease
Commerce, California	Office	Lease
New York, New York	Office and showroom	Lease
Shanghai, China	Office	Lease
Kowloon, Hong Kong	Office	Lease

    (1) All of the Yoakum, Texas facilities are vacant and were classified as held for sale as of June 2011.

ITEM 3 - LEGAL PROCEEDINGS

We are periodically involved in legal proceedings and litigation arising in the ordinary course of business.  On February 14, 2011, The Belt Company (formerly known as Chambers Belt Company) filed suit against us in the Superior Court of the State of Delaware.  The suit alleges we underpaid Chambers approximately $524,000 in earn-out royalties under the terms of the asset purchase agreement between the parties dated July 9, 2009.  We dispute this allegation and in fact contend we are entitled to a refund under the royalty provision of the asset purchase agreement.  We have filed a proceeding in the Delaware Chancery Court seeking to compel arbitration pursuant to the terms of the asset purchase agreement. The parties have agreed to stay the Superior Court action pending resolution of our Petition to Compel Arbitration.  The parties filed cross-motions for summary judgment in the Chancery Court on the issue of arbitrability and are currently awaiting the Court's decision.   At this time, we can make no estimate as to the outcome of the suit or any arbitration proceeding.

On May 20, 2011, we entered into a stipulation for entry of judgment, pursuant to which we have “opted-in” to join as a settling defendant under the Amended Consent Judgment (the "Consent Judgment") previously entered by the Superior Court of the State of California, County of San Francisco (the "Court") in the actions captioned Held v. Aldo U.S., Inc. and Aldo Group, Inc., et al., San Francisco Superior Court Case No. CGC-10-497729 and Moore v. Kate Spade, LLC., et al., San Francisco Superior Court Case No. CGC-10-498981, consolidated therein, and to be bound by the terms of the Consent Judgment.  Pursuant to the Consent Judgment, we have agreed that, by December 15, 2012, we will not purchase, import, manufacture, or supply covered products, the accessible components (i.e., poly vinyl chloride or other soft plastic, vinyl, or synthetic leather components that could be touched by a person during normal use) of which contain a concentration, by weight, of di(2-ethylhexyl) phthalate (DEHP), butyl benzyl phthalate (BBP) or dibutyl phthalate (DBP) of more than 1,000 ppm.

ITEM 4 – (Removed and Reserved)

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market For Our Common Stock

The principal market for our common stock is The NASDAQ Global Market where it is listed under the symbol “TBAC.”  The high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported on NASDAQ were:

	Fiscal 2011		Fiscal 2010
Quarter Ended	High	Low	High	Low
September 30	$4.00	$2.95	$4.27	$1.85
December 31	$3.48	$2.57	$4.61	$2.90
March 31	$3.20	$2.50	$4.05	$2.80
June 30	$2.90	$1.55	$4.94	$3.49

Stockholders of Record

As of August 31, 2011, we had approximately 504 stockholders of record.

Dividends

No dividends were declared in fiscal 2011 or fiscal 2010.

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

Stock Available Under Equity Compensation Plans

The following table provides information regarding the number of shares of our common stock that may be issued on exercise of outstanding stock options or vesting of performance units under our existing equity compensation plans as of June 30, 2011, which include:

•	1997 Employee Stock Option Plan;
•	Nonqualified Formula Stock Option Plan for Non-Employee Directors;
•	2002 Omnibus Plan;
•	1995 Stock Deferral Plan for Non-Employee Directors; and
•	Nonqualified stock option agreements with certain non-employee directors.

	(A)		(B)		(C)
Plan Category	Number of Securities To Be Issued upon Exercise Of Outstanding Options, Warrants And Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Equity Compensation Plans Approved by Stockholders	500,877	(1)	$10.30	(2)	368,809	(3)
Equity Compensation Plans Not Approved by Stockholders	15,000	(4)	$6.09		-
Total	515,877		$10.11	(2)	368,809

__________________

(1)      Includes options to purchase common stock under the following plans:

•	1997 Employee Stock Option Plan – 92,500 shares;
•	Nonqualified Formula Stock Option Plan for Non-Employee Directors – 11,925 shares; and
•	2002 Omnibus Plan – 202,036 shares.

Also includes up to 194,416 shares under the 2002 Omnibus Plan issuable on vesting of outstanding performance units following the end of the July 1, 2009 to June 30, 2012 performance cycle if we achieve the maximum performance goal.

(2)	Calculation of weighted-average exercise price does not include performance unit shares under the 2002 Omnibus Plan because they have no exercise price.

(3)
Includes 28,375 shares of common stock issuable under the 1995 Stock Deferral Plan for Non-Employee Directors and 340,434 shares of common stock issuable under the 2002 Omnibus Plan.  Upon adoption of the 2002 Omnibus Plan, the number of shares authorized and reserved for issuance under our previously existing stock option plans were transferred to the 2002 Omnibus Plan and are presently authorized and reserved for issuance under that plan.  All shares of common stock authorized and reserved for issuance on the exercise of outstanding stock options under our previous stock option plans and the 2002 Omnibus Plan will, on the cancellation or expiration of any such stock options, automatically be authorized and reserved for issuance under the 2002 Omnibus Plan.

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

 Stock Repurchases

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2011.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7 should be read in the context of the information included elsewhere in this Annual Report including our consolidated financial statements and accompanying notes in Item 8 of this Annual Report.

OVERVIEW

We are organized along product categories and have two reportable segments: (1) accessories, which includes belts and small leather goods, eyewear, neckwear, and sporting goods (hunting accessories) and (2) gifts.

The overall retail environment and general economic conditions have shown signs of improvement during the past year and we have begun to see modest improvement in ordering levels from some of our customers, but many customers have continued to take a very conservative approach toward replenishing inventory in this environment.  As a result, we have made adjustments internally to respond to these conditions and we continue to work closely with our retail partners to develop products and programs to fit their needs and the current environment.

Our operating results for fiscal 2011 were affected by lower net sales, higher freight costs and higher write-offs associated with inventory expected to be returned by certain customers.  Fiscal 2011 was also negatively impacted by charges recorded as a result of our June 2011 restructuring plan.  Under this plan, we exited under-performing, non-core product categories that did not represent strategic components of our branded product portfolio, reduced salaried employee headcount and accelerated the recognition of future expenses under legacy infrastructure and contractual obligations.  As a result of this plan, we recorded a noncash inventory write-off to accelerate liquidation of certain inventories associated with discontinued product categories ($3.7 million), one-time termination benefits due to the reduction in salaried employee headcount ($222,000), charges associated with the cessation of services performed under certain contractual obligations ($776,000) and other costs ($111,000).

For the year, we had a net loss of $13.5 million, or $1.93 per share.  In fiscal 2010, we had a net income of $1.2 million, or $0.17 per share.

The following table presents sales and gross margin data for our business segments (in thousands of dollars).  Other financial information about our segments is incorporated herein by reference to Note 6 of the notes to consolidated financial statements included in Item 8 of this Annual Report.

	2011	2010
Net sales:
Accessories	$101,280	$119,987
Gifts	22,487	21,900
	$123,767	$141,887
Gross margin:
Accessories	$29,174	$43,942
Gifts	7,078	8,520
	$36,252	$52,462
Gross margin percent of sales:
Accessories	28.8%	36.6%
Gifts	31.5	38.9
Total	29.3	37.0

Operating expenses:
Accessories	$7,864	$12,546
Gifts	5,547	4,231
	$13,411	$16,777

The following presents selling, general and administrative expenses (“SG&A”), depreciation and amortization, and our interest expenses which are not directly allocated to one of our segments (in thousands of dollars):

	2011	2010
Selling, general and administrative expenses (unallocated)	$31,282	$33,743
Restructuring charges	1,109	2,197
Acquisition related costs	50	877
Depreciation and amortization	2,565	2,886
Interest Expense	948	971

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

The following table presents net sales for each of our product categories (in thousands of dollars):

	2011		2010
Belts	$81,255	65.7%	$94,337	66.5%
Gifts	22,487	18.2	21,900	15.4
Small Leather Goods	12,414	10.0	16,494	11.6
Other	7,611	6.1	9,156	6.5
	$123,767		$141,887

Operationally, our most significant accomplishments in fiscal 2011 were:

•	increased belt market share in second half with our largest customer;
•	organically grew our gifts product category 3%;
•	reduced SG&A expenses 12% as net sales declined 13% from the prior year;
•
executed restructuring plans that enhance our focus on our most profitable core product categories, simplify our stock keeping unit (SKU) offerings and significantly reduce operating expenses associated with exiting non-core product lines; and

•	executed licensing agreements with national brands Eddie Bauer®, Haggar® and Wolverine®.
•	entered into a new four-year, $35 million credit facility, which we believe will provide adequate liquidity for the foreseeable future

2011 COMPARED TO 2010

Net Sales and Gross Margins
Our fiscal 2011 net sales were $123.8 million, which was $18.1 million, or 13% lower than the prior year.  Fiscal 2011 gross margin of 29.3% was down 770 basis points from the prior year.

Net sales for the accessories segment were $101.3 million, which was $18.7 million, or 16%, lower than the prior year primarily due to reduced belt assortments and lower replenishment orders by our largest customer.  Additional declines in net sales were driven by higher returns and sales concessions as we transitioned belt programs at certain customers and lower volume and higher sales concessions on certain small leather goods, offset partially by an increase in sales by our Canadian subsidiary.  Gifts segment net sales of $22.5 million in fiscal 2011 were $587,000, or 3%, greater than in the prior year primarily due to improved retail sell-through rates and a decrease in holiday season returns.

Accessories segment gross margins decreased from 36.6% in fiscal 2010 to 28.8% in fiscal 2011 primarily because of the $3.7 million inventory write-off associated with our discontinued product lines.  This negatively impacted the gross margin percentage by 366 basis points.  The remaining decline was driven by lower sales of previously written down inventory, a higher mix of private label sales, higher freight costs and higher write-offs associated with inventory returns from customers.  The gifts segment margin was 740 basis points lower in fiscal 2011 compared to the prior year due to a higher percentage of sales of lower priced products, a higher mix of sales to close out customers, greater inventory write-offs associated with slow-moving inventory, and increased freight costs.  The higher freight costs in both segments were driven by decreased supply of shipping containers and increased air freight expenses resulting from supplier production delays during the first half of fiscal 2011.

Operating Expenses
Total segment operating expenses in fiscal 2011 of $13.4 million were $3.4 million lower than the prior year ($16.8 million) primarily due to decreases in compensation and facilities costs and lower royalties, offset partially by increases in customer chargebacks.  The increase in the gifts segment operating expenses for fiscal 2011 was due to higher royalties and higher customer chargebacks, which were both driven by higher net sales.

Total SG&A expenses of $44.7 million for fiscal 2011 were $5.8 million, or 12%, lower than fiscal 2010 ($50.5 million).  The reductions were primarily due to decreases in compensation costs, facilities costs, advertising and professional services, offset partially by increases in bad debt provisions and customer chargebacks. We incurred acquisition related costs of $877,000 during fiscal 2010 in connection with the Chambers transaction, which we did not incur in fiscal 2011.

Depreciation and amortization for fiscal 2011 was $321,000 lower than in 2010 as a result of the cessation of  depreciation on property and equipment located in Yoakum, Texas, which was no longer being used in operations and moved to held for sale during the current year.

Interest And Taxes
Interest expense for fiscal 2011 was $23,000 lower than that incurred in 2010.  This decrease was primarily due to lower debt cost amortization under our credit facility and the Chambers acquisition earn-out liability discount accretion ($141,000), which we did not incur in fiscal 2011.  Higher outstanding borrowings during the current year partially offset the decrease for fiscal 2011.

The carryback of our fiscal 2008 net operating loss as the result of the Worker, Homeownership, and Business Assistance Act of 2009, which became law in November 2009, resulted in $4.4 million of refundable income taxes paid for the fiscal 2003-2005 period which was recognized and collected in fiscal 2010.

As a result of incurring net losses during the past few years, we have a remaining federal income tax net loss carryover of $46.4 million that will expire beginning in 2029.

Our effective income tax rates were 3.8% and a negative 138.7% in fiscal 2011 and fiscal 2010, respectively.  In both years, the benefits of the 34% federal statutory rate applied to our pretax losses were offset by deferred tax valuation allowances (fiscal 2011 – 38.7%; fiscal 2010 – 45.7%).  The valuation allowances are recorded on our federal and state deferred tax assets because we have experienced cumulative operating losses over the past four years.  Realization of the deferred tax assets and reversal of associated valuation allowances is dependent on the generation of future taxable income during the periods in which temporary differences become deductible.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2011 net cash used by operating activities was $10.3 million higher than in fiscal 2010, primarily driven by the following:  a $4.4 million tax refund in fiscal 2010 that did not occur in the current year; $6.9 million higher fiscal 2011 funding of accounts payable and accrued expenses; $3.0 million lower fiscal 2011 accounts receivable due to lower net sales; and $3.6 million higher inventory purchases in fiscal 2010.

Investing activities for fiscal 2011 primarily consisted of a $2.7 million inflow from the sale of our idle distribution center located in West Bend, Wisconsin, offset by purchases of additional racking and other various leasehold improvements for our distribution facilities and the completion of our acquisition of Maquiladora Chambers de Mexico, S.A. de C.V.  Investing activities for the prior year related to the Chambers transaction and consisted of the $5.0 million estimated present value of an earn-out agreement, a noncash financing activity, and $3.9 million in cash from operating activities paid for the assets listed in Note 4 of the notes to the consolidated financial statements in Item 8 of this Annual Report incorporated herein by reference.  Purchases of property and equipment of $5.1 million in fiscal 2010 were primarily related to the move of our corporate offices in December 2009 and the consolidation of our distribution facilities into our lower-cost Dallas, Texas distribution facility.  Property and equipment sale proceeds of $804,000 in fiscal 2010 were primarily from the sale of a warehouse in Yoakum, Texas which resulted in a $339,000 pretax gain included in other income.  In January 2010, $1.8 million of assets held in a trust for retired executive officers were liquidated and payment of the proceeds to the retirees reduced other current assets and accrued expenses.

Financing activities included credit facility net borrowings of $8.4 million in fiscal 2011 compared to net borrowings of $9.4 million in fiscal 2010.  Net borrowings for fiscal 2011 were primarily used to fund our operating activities.  Net borrowings for fiscal 2010 were primarily used for the Chambers transaction and to fund our investing activities.

Our primary sources of liquidity are cash flows from operating activities and our credit facility.  Effective August 25, 2011, we replaced our $27.5 million credit facility with a $35 million credit facility expiring in August 2015.  We believe this new facility will provide us with sufficient availability to fund our operations in the foreseeable future and give us the additional flexibility to purchase inventory required to meet our organic growth expectations.

Information about our credit facilities is incorporated herein by reference to Note 5 of the notes to the consolidated financial statements included in Item 8 of this Annual Report.  At June 30, 2011, we had $3.1 million borrowing availability and $16.9 million in outstanding borrowings under our U.S. facility and $395,000 borrowing availability and $1.0 million in outstanding borrowings under our Canadian facility.

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

Sensitivity Analysis  The following table presents the estimated effect of the indicated increase (decrease) in our net sales, based on fiscal 2011 net sales of $123.8 million, on our allowance for doubtful accounts and customer allowance dollars (in thousands except per share amounts).  Changes in general economic conditions, trends and developments within our industry, or situations unique to specific customers could result in significant fluctuations in the actual effects of these estimates.

	Sales	Allowances		Earnings
	Change	Reserves	Expense	Per Share
Change in customer allowances and returns	+/- 0.5%	$619 / $(619)	$619 / $(619)	$(0.06) / $0.06
Change in allowance for doubtful accounts	+/- 0.125	155 / (155)	155 / (155)	(0.01) / 0.01

Inventories
Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market.  Cost includes the direct cost of purchased products and, for manufactured products, materials, direct and indirect labor, and factory overhead.  Market, with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value.  In our assessment of the value of inventory, we monitor retailer sell-through rates, fashion trends, and the accumulation of excess inventory.  Our assessment is both a quantitative measurement (e.g., the use of metrics such as the number of months supply on hand) and qualitative measurement (e.g., the ability to utilize certain styles in current and future programs).  In general we have relationships with off-price store customers that will purchase excess inventory at discounted prices and we have been able to realize values at or above the lower of cost or market values at which we carry our inventories.  If circumstances arise in which the market value of items in inventory declines below cost, an inventory markdown is estimated and charged to cost of sales in the period identified.  If we incorrectly anticipate these trends or if unexpected events occur, our results of operations could be materially affected.

Sensitivity Analysis  The effect of a 1% write-down in the value of our inventory as of June 30, 2011 would be (dollars in thousands except per share amounts):

	Percentage			Earnings
	Of Inventory	Inventory	Expense	Per Share
Change in inventory write-down	-1%	$(289)	$289	$(0.03)

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

Share-Based Compensation
The fair values of restricted stock and performance unit grants payable in stock are estimated to be the market price of our common stock on the grant dates and, for performance units, reduced by the net present value of estimated future dividends.  The fair values of performance units measured in phantom stock units, which are payable in cash, are estimated to be the market price of our common stock as of each reporting date.  The assumptions we use to estimate the fair value of our stock options are based on historical information and current economic conditions.  Estimated fair values increase if the expected dividend yield decreases and the other assumptions increase.  Neither the grant-date market values of our stock nor the resulting output of the Black-Scholes option-pricing model using our assumptions may be the value ultimately realized by our directors and employees or accurately measure the tax benefits we may realize.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tandy Brands Accessories, Inc.

We have audited the accompanying consolidated balance sheet of Tandy Brands Accessories, Inc. and subsidiaries (the “Company”) as of June 30, 2011, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas
September 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tandy Brands Accessories, Inc.

We have audited the accompanying consolidated balance sheet of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 2010, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tandy Brands Accessories, Inc. and subsidiaries at June 30, 2010, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas
August 26, 2010

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$414	$830
Restricted cash	1,450	1,333
Accounts receivable	14,286	18,630
Inventories	28,945	31,371
Other current assets	8,073	8,114
Total current assets	53,168	60,278
Property and equipment, net	6,525	8,658
Other assets:
Intangibles	4,936	5,717
Other assets	790	879
Total other assets	5,726	6,596
	$65,419	$75,532
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$8,145	$13,497
Accrued compensation	1,900	3,202
Accrued expenses	2,267	1,795
Note payable	17,935	9,425
Total current liabilities	30,247	27,919
Other liabilities	4,243	3,793
Commitments and contingencies (see Note 7)
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	-	-
Common stock, $1.00 par value, 10,000 shares authorized, 7,075 shares and 6,933 shares issued and outstanding	7,075	6,933
Additional paid-in capital	34,119	34,172
Retained earnings (deficit)	(12,318)	1,158
Other comprehensive income	2,053	1,557
Total stockholders' equity	30,929	43,820
	$65,419	$75,532

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Operations
(in thousands except per share amounts)

	Year Ended June 30
	2011	2010
Net sales	$123,767	$141,887
Cost of goods sold	83,807	89,425
Inventory write-down	3,708	-
	87,515	89,425
Gross margin	36,252	52,462
Selling, general and administrative expenses	44,693	50,520
Depreciation and amortization	2,565	2,886
Acquisition related costs	50	877
Restructuring charges	1,109	2,197
Total operating expenses	48,417	56,480
Operating loss	(12,165)	(4,018)
Interest expense	(948)	(971)
Other income	136	474
Acquisition bargain purchase gain	-	1,379
Loss before income taxes	(12,977)	(3,136)
Income tax expense (benefit)	499	(4,350)
Net income (loss)	$(13,476)	$1,214
Income (loss) per common share	$(1.93)	$0.18
Income (loss) per common share assuming dilution	$(1.93)	$0.17
Common shares outstanding	6,971	6,931
Common shares outstanding assuming dilution	6,971	7,086

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended June 30
	2011	2010
Cash flows provided (used) by operating activities:
Net income (loss)	$(13,476)	$1,214
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Inventory write-down	3,708	-
Acquisition bargain purchase gain	-	(1,379)
Contingent consideration revaluation	-	588
Deferred income taxes	53	136
Doubtful accounts receivable provision	322	(205)
Depreciation and amortization	2,805	2,968
Stock compensation expense	(33)	605
Amortization of debt costs	87	259
Other	(112)	(212)
Changes in assets and liabilities:
Accounts receivable	4,246	1,206
Inventories	(988)	(4,551)
Other assets	(1,363)	(1,915)
Accounts payable	(5,386)	4,081
Accrued expenses	(207)	(2,793)
Net cash provided (used) by operating activities	(10,344)	2
Cash flows provided (used) by investing activities:
Acquisition	(245)	(3,921)
Purchases of property and equipment	(958)	(5,083)
Sales of property and equipment	2,752	804
Liquidation of supplemental executive retirement plan trust	-	1,812
Net cash provided (used) by investing activities	1,549	(6,388)
Cash flows provided by financing activities:
Change in cash overdrafts	(182)	27
Acquisition earn-out payments	-	(4,747)
Net note borrowings	8,441	9,425
Net cash provided by financing activities	8,259	4,705
Effect of exchange-rate changes on cash and cash equivalents	120	57
Net decrease in cash and cash equivalents	(416)	(1,624)
Cash and cash equivalents beginning of year	830	2,454
Cash and cash equivalents end of period	$414	$830
Supplemental cash flow information:
Interest paid	$684	$497
Income taxes paid	$235	$(4,175)

Noncash investing and financing activities:
Acquisition earn-out	$-	$5,036

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Stockholders' Equity
(in thousands except per share amounts)

						Shares Held
			Additional	Retained	Other	By Benefit	Total
	Common Stock		Paid-In	(Deficit)	Comprehensive	Restoration	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Plan Trust	Equity
Balance June 30, 2009	7,037	$7,037	$34,867	$(56)	$984	$(1,116)	$41,716
Comprehensive income:
Net income	-	-	-	1,214	-	-	1,214
Currency translation adjustments	-	-	-	-	573	-	573
							1,787
Share-based compensation	21	21	304	-	-	-	325
Benefit Restoration Plan Trust shares cancelled	(125)	(125)	(999)	-	-	1,116	(8)
Balance June 30, 2010	6,933	$6,933	$34,172	$1,158	$1,557	$-	$43,820
Comprehensive income:
Net income	-	-	-	(13,476)	-	-	(13,476)
Currency translation adjustments	-	-	-	-	496	-	496
							(12,980)
Share-based compensation	142	142	(53)	-	-	-	89
Balance June 30, 2011	7,075	$7,075	$34,119	$(12,318)	$2,053	$-	$30,929

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Overview

The Company
We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, gifts, small leather goods, eyewear, neckwear, and sporting goods (hunting accessories).  Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, as well as private brands for major retail customers.  We sell our products through all major retail distribution channels throughout North America, including, without limitation, mass merchants, national chain stores, department stores, specialty stores, catalog retailers, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.

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

Foreign Currency Translation
For our Canadian operations, the functional currency is the Canadian dollar.  Its assets and liabilities are translated into U.S. dollars at the exchange rates in effect at each balance sheet date, and resulting translation gains or losses are accumulated in other comprehensive income as a separate component of stockholders’ equity.  Revenue and expenses are translated at monthly average exchange rates.  For our Mexican operations, the functional currency is the U.S. dollar.

Note 2 - Summary Of Significant Accounting Policies

Fair Values
We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or our estimates based upon the assumptions market participants would use (Level 3 inputs).  Our financial instruments consist primarily of cash, trade receivables and payables, and our credit facility.  The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values.  Our credit facility, which was amended effective March 31, 2011, bears interest at floating market interest rates; therefore, we believe the fair value of amounts borrowed approximates the carrying value as our credit rating is not materially different from when we last amended the agreement.  At June 30, 2011 and June 30, 2010, no material assets or liabilities were measured at fair value.

Cash And Cash Equivalents
We consider cash on hand, deposits in banks, and short-term investments with original maturities of less than three months as cash and cash equivalents.

Restricted Cash
Under our Canadian subsidiary’s credit facility, we are currently required to maintain on deposit with the lender a compensating balance of CAD $1.4 million in fiscal 2011 (U.S. $1.5 million) and fiscal 2010 (U.S. $1.3 million).  The compensating balance held with the lender consists of time deposits with original maturities of less than three months.  The credit facility does not have a specified maturity date and can be cancelled without penalty at the discretion of the Company or the lender at any time.  This requirement was eliminated on August 25, 2011 when we entered into a new credit agreement and cancelled the Canadian subsidiary’s credit facility.

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

Accounts receivable are net of an allowance for doubtful accounts, discounts and returns of $3.8 million and $4.6 million for fiscal 2011 and 2010, respectively.

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

	June 30
	2011	2010
Raw materials	$3,987	$2,319
Work-in-process	436	351
Finished goods	24,522	28,701
	$28,945	$31,371

Advance payments for inventory of $4.2 million and $3.3 million are included in other current assets at June 30, 2011 and 2010, respectively.

Property And Equipment
Property and equipment are carried at cost less accumulated depreciation calculated using the straight-line method (in thousands):

	June 30
	2011	2010	Depreciation Rates
Buildings	$-	$3,660	3%
Leasehold improvements	3,430	3,259	Lesser of lease term or asset life
Machinery and equipment	27,666	28,147	10% to 50%
	$31,096	$35,066
Accumulated depreciation	(24,571)	(26,408)
	$6,525	$8,658

Depreciation expense: 2011 - $1,918; 2010 - $1,777

The net book value of accessories segment property and equipment no longer used in our operations is included in other current assets (2011 - $1.7 million; 2010 - $2.8 million) and is held for sale without expectation of incurring a loss; however, amounts actually realized from the sale of such property and equipment may differ from our estimates.

As a result of the completion of the consolidation of our Yoakum, Texas accessories segment operations into our Dallas, Texas distribution facility, in fiscal 2011, $1.7 million of property and equipment located in Yoakum, Texas was no longer being used in our operations and was reclassified from property and equipment and included in other current assets.

In December 2010, we sold our idle distribution center in West Bend, Wisconsin for $2.7 million in cash. The sale of the property and equipment, which was previously classified as held for sale and included in other current assets on the fiscal 2010 consolidated balance sheet, resulted in a realized gain included in other income in the consolidated statement of operations that was not material.

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

Indefinite-lived intangibles are assessed annually for impairment using a fair value method such as discounted cash flows.  We completed our annual impairment test for fiscal 2011 in the fourth quarter and no impairment was determined.  Future impairment tests will be performed annually in the fourth quarter, or sooner if a triggering event occurs.

Derivative Instruments
We did not have any significant derivative activities as of June 30, 2011 or 2010 and we do not enter into derivative investments for the purpose of speculative investment.  Our overall risk management philosophy is re-evaluated as business conditions change.

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

Costs And Expenses
Cost of goods sold includes our costs associated with the procurement and manufacture of inventory, such as the cost of inventory and raw materials purchased from overseas, costs of shipping from our suppliers, ticketing and labeling of product and, where applicable, labor and overhead related to our product manufacturing facilities.  SG&A includes our costs related to activities incurred in the normal course of business which are not associated with the procurement or production of inventory.  They also include costs associated with our distribution centers (2011 - $12.6 million; 2010 - $13.6 million).  Those amounts include $1.7 million and $2.1 million of shipping and handling expenses in fiscal 2011 and 2010, respectively.

Advertising Costs
Advertising costs, consisting primarily of shows and conventions as well as display and print advertising, are expensed as they are incurred (2011 - $1.3 million; 2010 - $1.4 million).

Share-Based Compensation
Compensation expense for all share-based payments expected to vest is recognized on the straight-line basis over the requisite service period based on grant-date and reporting-date fair values.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued a new accounting standard that revised the guidance for the consolidation of variable interest entities (“VIE”). This new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance became effective for us beginning July 1, 2010. The adoption of this guidance did not have a material impact on our consolidated balance sheets or statements of operations.

Accounting Standards Codification Topic 220, “Comprehensive Income,” was amended in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current GAAP. This guidance is effective for us beginning July 1, 2012. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

Note 3 - Significant Events

Fiscal 2011 Restructuring Charges
During the third quarter of fiscal 2011, we implemented initiatives to simplify operations and reduce operating expenses, which included, among other initiatives, headcount reductions (35 individuals).  In connection with these initiatives, charges for severance costs of $411,000 were included in selling, general and administrative expenses for the third quarter of fiscal 2011.  As of June 30, 2011, $87,000 of severance costs were included in accrued compensation.

In July 2011, we announced a broad restructuring plan, which was completed as of June 30, 2011, pursuant to which we exited under-performing, non-core product categories that did not represent strategic components of our branded product portfolio, reduced salaried employee headcount (13 individuals) and accelerated the recognition of future expenses under legacy infrastructure and contractual obligations.  As a result of the restructuring plan and the decision to exit certain non-core product categories, we recorded a noncash inventory write-off of $3.7 million to liquidate certain inventories associated with these discontinued product categories.  This charge reflects our best estimate of the market values we anticipate realizing based on our experiences selling through inventory liquidation channels.  Actual amounts realized from this written-down inventory may differ from our estimates and such differences could have a material impact on our future results of operations, cash flows, and financial position.

In connection with the restructuring plan, we also recorded charges for one-time termination benefits ($222,000), charges associated with the cessation of services performed under certain contractual obligations ($776,000) and other costs ($111,000), which were included in the restructuring charges line on the consolidated statement of operations.  As of June 30, 2011, $333,000 and $776,000 of such unpaid costs were included in accrued compensation and accrued expenses, respectively.

Fiscal 2011 Customer Arrangement
During the second quarter of fiscal 2011, we entered into an arrangement with a customer pursuant to which we agreed to pay $1.2 million to procure additional retail space to sell our products through March 2012.  This payment will reduce net sales in proportion to the estimated undiscounted cash flows of the incremental sales generated from the additional space from March 2011 through March 2012.  For fiscal 2011, we recognized $810,000 as a reduction of net sales, of which $375,000 was paid as of June 30, 2011.  The remainder will reduce net sales in fiscal 2012.

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

Note 4 – Acquisition

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
The equipment we acquired is being depreciated using the straight line method over periods of three to five years (fiscal 2011 and fiscal 2010 - $335,000).  The customer list is being amortized over seven years in proportion to the estimated undiscounted cash flows which may be derived from the acquired assets (fiscal 2011 - $556,000; fiscal 2010 - $754,000).  The trade brand has an indefinite life and, therefore, is not being amortized.

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

The following represents the estimated acquisition values of the net assets acquired as of December 15, 2010, the acquisition date (in thousands):

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

Note 5 - Credit Arrangements

Our previous $27.5 million credit facility for borrowings and letters of credit was set to expire in October 2012 and bore interest at the daily adjusting one-month LIBOR rate plus 4.5% or, if such rate was not available under the terms of the credit facility note, the lender’s prime rate plus 2%.  The facility was amended effective March 31, 2011 to, among other things, adjust the tangible net worth covenant, modify the pricing and timing of payments, and increase the borrowing base, in consideration for payment of a $104,000 fee because, based on our projections, we were not expected to meet the tangible net worth covenant at that date due to our net loss for the third quarter of fiscal 2011.  At June 30, 2011, we had $3.1 million borrowing availability based on our accounts receivable and inventory levels, outstanding letters of credit totaling $802,000, and $16.9 million outstanding borrowings under the facility.  In order to provide higher borrowing capacity and because, based on our projections we were not expected to meet the tangible net worth covenant as of June 30, 2011 due to our net loss for the fourth quarter of fiscal 2011, this facility was terminated on August 25, 2011 and all borrowings were paid and obligations were fulfilled.

Effective August 25, 2011, we entered into a new revolving credit facility of up to $35 million which expires in August 2015.  Under this facility, borrowings and letters of credit bear interest at either the daily three-month LIBOR rate plus 3.75% or a fixed LIBOR rate for three months plus 3.75%.  We believe this new facility will provide us with sufficient availability to fund our operations in the foreseeable future.

The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries.  It requires the maintenance of a specified profitability and fixed charge coverage and a minimum availability, which, if not met, could adversely impact our liquidity.  We expect to meet these requirements based on our current projections.  The facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements.  The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying debt, and making certain property transfers.

The maximum line of credit under the credit facility, which includes the revolver and letters of credit, is $35 million.  The credit facility is asset-based and the available line of credit may be limited pursuant to certain borrowing base limitations, including (1) the amount of certain of our eligible accounts, (2) the amount of our eligible accounts with our largest customer, (3) the value of our eligible inventory, which is more specifically determined in part based on specific periods during our fiscal year, and (4) the amount of our borrowing base reserve.

Our Canadian subsidiary had a CAD $1.4 million credit facility (direct advances limited to U.S. $1.1 million) with interest at the lender’s prime or U.S. base rates.  The facility was secured by cash, credit balances, and/or deposit instruments of CAD $1.4 million (2011 - $1.5 million; 2010 - $1.3 million).  The credit facility did not have a specified maturity date and could be cancelled without penalty at the discretion of the Company or the lender at any time.  At June 30, 2011, we had $1.0 million of outstanding borrowings under the facility.  In connection with our new $35 million credit facility, this facility was terminated and all borrowings were paid and obligations were fulfilled.

Interest expense includes interest incurred on our outstanding borrowings, amortization of costs incurred in connection with our credit facilities over the periods of the facilities (2011 - $87,000; 2010 - $259,000) and the discount amortization related to the Chambers acquisition earn-out liability (2011 - $0; 2010 - $141,000).  At June 30, 2011, the remaining debt costs to be amortized were $160,000.

Note 6 - Disclosures About Segments Of Our Business And Related Information

We are organized along product categories and have two reportable segments: (1) accessories, which includes belts and small leather goods, eyewear, neckwear, and sporting goods (hunting accessories) and (2) gifts.  Each segment is measured by management based on income consisting of net sales less cost of goods sold, product distribution expenses, and royalties utilizing accounting policies consistent in all material respects with those described in Note 2.  No inter-segment revenue is recorded. Assets, related depreciation and amortization, and certain SG&A expenses are not allocated to the segments.

The following table presents operating information by segment and reconciliation of segment income to our consolidated operating income (in thousands):

	2011	2010
Net sales:
Accessories	$101,280	$119,987
Gifts	22,487	21,900
	$123,767	$141,887
Segment income:
Accessories (1)	$21,310	$31,395
Gifts	1,531	4,290
	$22,841	$35,685
Selling, general and administrative expenses	(31,282)	(33,743)
Restructuring charges	(1,109)	(2,197)
Depreciation and amortization	(2,565)	(2,886)
Acquisition transaction costs	(50)	(877)
Operating income (loss)	$(12,165)	$(4,018)

(1)	Accessories’ segment income for fiscal 2011 includes inventory write-downs of $3.7 million.

The only customers accounting for 10% or more of our total net sales were Walmart (2011 - 48%; 2010 - 47%) and Kohl’s (2011 – 11%).

Our net sales, property and equipment, and total assets by geographic location were (in thousands):

	2011	2010
Net sales:
United States	$111,512	$132,087
Canada	12,255	9,800
	$123,767	$141,887
Property and equipment:
United States	$5,457	$7,710
Canada	119	114
Mexico	949	834
	$6,525	$8,658
Total assets:
United States	$55,354	$67,192
Canada	7,116	5,928
Mexico	2,949	2,412
	$65,419	$75,532

Our Canadian subsidiary is part of our accessories segment.  Its sales and income are converted to U.S. dollars at monthly average exchange rates.  Property and equipment and total assets are converted at each fiscal year-end exchange rate.  Our Mexican subsidiary is part of our accessories segment.  Its functional currency is the U.S. dollar and all of the net sales are inter-company and are eliminated in consolidation.

Note 7 - Leases And Royalties

We lease office, warehouse, and manufacturing facilities under noncancellable operating leases expiring through 2020 with varying renewal and escalation clauses.  Our rental expense in fiscal 2011 and 2010 totaled $2.0 million and $2.4 million, respectively.

We have licensing agreements with third parties to use their trademarks on our products.  Royalty expense in fiscal 2011 and 2010 related to these agreements totaled $2.0 million and $2.3 million, respectively.

As of June 30, 2011, future payments under our leases, including additional rents under escalation clauses, and minimum royalty commitments were (in thousands):

Fiscal Year	Rent	Royalty
2012	$1,943	$940
2013	1,737	495
2014	1,091	340
2015	1,002	355
2016	1,014	225
Thereafter	3,375	125
	$10,162	$2,480

Note 8 - Income Taxes

Significant components of our net deferred tax assets were (in thousands):

	2011	2010
Net operating loss carryover	$17,161	$12,484
Inventory valuation	3,479	3,164
Uncertain tax positions	1,085	1,002
Compensation plans	918	701
Depreciation	123	448
Accounts receivable valuation	534	166
Other net	139	419
	23,439	18,384
Valuation allowance	(23,150)	(18,097)
Net	$289	$287

Significant components of our income tax expense (benefit) were (in thousands):

	2011	2010
Current:
Federal (benefit)	$-	$(4,422)
State	63	15
Foreign	177	(245)
	240	(4,652)
Deferred:
Federal	(4,622)	3,133
State	(408)	(125)
Foreign	10	53
Uncertain tax positions	226	231
Valuation allowance	5,053	(2,990)
	259	302
	$499	$(4,350)

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	2011	2010
Statutory rate	(34.0)%	(34.0)%
Deferred tax valuation allowance	38.7	(95.4)
State and foreign taxes net of federal tax benefit	(1.4)	(20.9)
Uncertain tax positions	1.7	7.4
Other net	(1.2)	4.2
	3.8%	(138.7)%

Our $46.4 million federal income tax net operating loss carryover will expire beginning in 2029.  While it is reasonably possible a current examination of state income tax returns for fiscal 1999 through fiscal 2003 involving uncertain tax positions could be resolved within the next twelve months through settlement or administrative proceedings, the potential impact cannot be estimated at this time.  Otherwise, the majority of our state income tax returns are no longer subject to examination for years before 2005.  U.S. federal income tax returns are no longer subject to examination for years before fiscal 2007 and Canadian income tax returns are no longer subject to examination for years before 2004.

The following presents information about our unrecognized tax benefits of uncertain tax positions (in thousands).

	2011	2010
Unrecognized tax benefits:
Beginning of year	$1,526	$1,521
Increases in prior years' tax positions	4	5
End of year	1,530	1,526
Accrued interest and penalties	1,619	1,396
Uncertain tax positions liability	$3,149	$2,922
Unrecognized tax benefits affecting tax rate if recognized	$1,009	$1,007
Interest and penalty expense	$223	$226

Note 9 - Intangibles

The following tables present information about the costs we have allocated to finite and indefinite-lived intangible assets we acquired as part of business acquisitions (in thousands):

	2011	2010
Gross carrying amount	$10,665	$10,558
Accumulated amortization	(5,729)	(4,841)
	$4,936	$5,717

	2011		Weighted-Average Life
	Net Balance	Expense	Total	Remaining
Finite
Trade names	$1,994	$310	20.0	6.9
Chambers customer list	1,706	556	8.0	6.0
MCM customer list	86	21	3.0	2.4
	$3,786	$887	16.0	6.4
Indefinite
Chambers trade brand	1,150	-

Total	$4,936	$887

Amortization expense: 2011- $887; 2010 - $1,191
Estimated annual amortization expense: 2012 - $821; 2013 - $715; 2014 - $615; 2015 - $560; 2016 - $524

Note 10 - Share-Based Compensation

Omnibus Plan
The Tandy Brands Accessories, Inc. 2002 Omnibus Plan (“Omnibus Plan”), approved by our stockholders in 2002, is designed to attract and retain the services of key management employees and members of our board of directors through the granting of incentive stock options (other than to directors), nonqualified stock options, performance units, stock appreciation rights, or restricted stock.  Restricted stock and stock option awards under the Omnibus Plan and prior stock option plans have a maximum contractual life of ten years and specific vesting terms and performance goals are addressed in each equity award grant.  All shares available for grant under our prior plans have been transferred to the Omnibus Plan and are authorized and reserved for issuance under the Omnibus Plan.  All shares of common stock presently authorized and reserved for issuance on the exercise of stock options or vesting of restricted stock will automatically be authorized and reserved for issuance under the Omnibus Plan on their cancellation, forfeiture, or expiration.  At June 30, 2011, there were 368,809 shares of common stock available for future grants.

The Omnibus Plan provides that, when a non-employee director is first elected or appointed to our board of directors, the director will be awarded 4,060 shares of restricted stock.  The Omnibus Plan also provides that on or about the beginning of each fiscal year, each continuing non-employee director will be awarded shares of restricted stock (Non-Employee Chairman of the Board - 4,200 shares; each other director - 3,000 shares).  If the board so elects, an alternative form of award with a substantially equivalent value, other than an incentive stock option, may be granted in lieu of restricted stock.  In fiscal 2011, each non-employee director was granted an additional restricted stock award to supplement the annual grant.

A committee of non-employee members of our board of directors may grant awards to directors and employees.  Shares issued to satisfy awards may be from authorized but unissued common stock, treasury stock, or shares purchased on the open market.  Currently, we issue new shares under the Omnibus Plan.

Awards Granted
Restricted Stock Restricted stock awards are not transferable, but bear rights of ownership including voting and dividend rights.  Awards to our non-employee directors vest annually at a rate of one-third per year, beginning one year after the grant date.  However, upon the death, disability, resignation, or termination of a non-employee director, that director’s shares generally become fully vested.  Consequently, there is no requisite service period and the fair value of the awards is expensed on the award date.  Restricted stock awarded to employees either cliff vests on the third anniversary of the award or vests at a rate of one-third per year.  The requisite service periods are either the vesting period or the total period over which multiple-tranche awards vest.  Although there are no performance requirements related to the vesting of restricted stock awarded to employees, participants must be continually employed through the vesting period.  We estimate the fair value of restricted stock awards to be the market price of our common stock on the award date.  As of June 30, 2011, no restricted stock awards granted to employees were outstanding.

		Weighted-Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested June 30, 2010	44,420	$5.19
Granted	38,892	3.77
Vested	(23,420)	6.92
Nonvested June 30, 2011	59,892	3.59

Restricted stock fair values on the vesting dates in fiscal 2011 and 2010 were $84,000 and $44,000, respectively.

Stock Options Stock options granted to our non-employee directors are nonqualified and become fully vested six months after the grant date, the requisite service period.  Nonqualified options granted to employees vest annually at a rate of one-third per year, beginning one year after the grant date, and have a three-year requisite service period.

The exercise prices of our stock options are the grant-date market values of our common stock.  Their fair value is estimated using the Black-Scholes valuation model.  That model is used to estimate the fair value of traded options that have no vesting restrictions and are fully transferable.  Option valuation models require the input of highly subjective assumptions.  Because our stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect fair value estimates.

		Weighted-Average
			Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Of Shares	Price	Term	Value
Outstanding June 30, 2010	376,113	$9.91
Granted	-	-
Forfeited and cancelled	(54,652)	8.73
Outstanding June 30, 2011	321,461	10.11
Vested and expected to vest	321,461	10.11	1.9 Years	-
Exercisable	311,461	10.26	1.7 Years	-

Performance Units  Performance units outstanding as of June 30, 2011 were awarded to certain employees in fiscal 2010 and 2011.  For each award, the units earned during the applicable performance cycle vary from 0% to 200% of the units awarded based on our basic earnings per share for each year in the performance cycle, excluding the effects of accounting principles changes, extraordinary items, recognized capital gains and losses and, as determined by our board of directors, one-time, non-operating items.  Performance units generally cliff vest at the end of the applicable performance cycle.  Assuming continued employment, if, at the end of the performance cycle, at least the threshold performance level has been achieved, the performance units will cliff vest.  Notwithstanding the foregoing, employees vest in a portion of units earned based on the number of years employed during the cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement and, upon a change of control, employees vest in 200% and 100% of the units awarded under the fiscal 2010 and 2011 awards, respectively.

Each performance unit has a $1.00 assigned value.  To the extent earned, performance units awarded in fiscal 2010 will generally be settled 50% in cash and 50% in shares of our common stock following the end of the applicable three-year performance period.  The weighted-average fair value of the performance unit shares is based on the grant-date market price of our common stock assuming no dividend payments during the performance cycle.  Performance units awarded in fiscal 2011 are comprised 50% of cash and 50% of phantom shares of our common stock and, to the extent earned following the end of the three-year performance period, will generally be settled in cash (if shares are available under our benefit plans, the Board may, in its discretion, settle the phantom shares attributable to an award in shares of our common stock).

The following table summarizes the status of performance units that will be settled 50% in cash and 50% in shares of our common stock as of June 30, 2011 (performance units granted in fiscal 2009 and fiscal 2010), and changes during the year then ended:

		Shares
			Weighted-Average
	Performance		Grant-Date
	Units(1)	Number(1)	Fair Value
Outstanding June 30, 2010	2,386,666	553,987	$2.15
Granted	-	-	-
Vested	(397,672)	(103,555)	1.92
Forfeited and Cancelled(2)	(1,048,994)	(256,016)	2.05
Outstanding June 30, 2011	940,000	194,416	2.42
Vested and expected to vest	512,587	127,322	2.01

__________________

(1)	Maximum payout assumed.
(2)	Includes actual units forfeited and the difference between the estimated maximum payout included in the outstanding balance at June 30, 2010 and the actual units vested.

As of June 30, 2011, we expect 201,000 of the 770,000 units granted in fiscal 2011, which will be settled in cash, to vest (100,000 units were forfeited), which, based on the market price of our common stock on June 30, 2011, would be payable in cash equal to $153,000.

Expense  Share-based compensation expense of $61,000 and $568,000 was recognized in fiscal 2011 and 2010, respectively, together with income tax benefits of $22,000 and $210,000, respectively.  Estimated unrecognized expense of $144,000 remained at June 30, 2011 to be recognized over a weighted-average period of 1.7 years.  The number of stock options and performance units expected to vest in determining compensation expense to be recognized were estimated based on employment termination, forfeiture patterns, and actual and estimated earnings per share.

Note 11 - Employee Benefit Plans And Consulting Agreement

401(k) Plan Our 401(k) Plan, also known as the Employees Investment Plan, is open to substantially all of our full-time employees.  Participants may contribute up to 35% of their eligible annual compensation as elective pretax and Roth contributions to the 401(k) Plan, subject to IRS limits.  For each participant who elects to make elective deferrals under the 401(k) Plan during the plan year, we make safe-harbor contributions to the plan equal to 100% of the first 3% of the participant’s eligible annual compensation contributed for the plan year plus 50% of the next 2% of the participant’s eligible annual compensation contributed for the plan year, for a maximum safe harbor matching contribution equal to 4% of the participant’s eligible annual compensation.  The 401(k) Plan allows participants to direct the investment of both employee and matching employer contributions from a variety of investment alternatives, one of which is our common stock.  Our total contributions to our 401(k) Plan were $359,000 and $596,000 in fiscal 2011 and 2010, respectively.

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

Consulting Agreement We entered into a Consulting Agreement with our former chief executive officer, pursuant to which he provides consulting services to the Company and receives $400,000 each fiscal year during the term of the agreement (July 2009 through June 2012).  Our former chief executive officer agreed that, during the term of the agreement, he will not compete, carry on or engage in a business similar to our business, solicit or accept business from any of our customers, and/or solicit or encourage any of our employees to leave the employ of our Company.  He also agreed to a complete waiver and release of any and all claims that he may have against us.  The agreement includes other standard terms, including, without limitation, confidentiality, non-disparagement and indemnification provisions.  In connection with the broad restructuring plan announced in July 2011 (see Note 3 of the notes to consolidated financial statements included in Item 8 of this Annual Report), in June 2011, we accelerated recognition of the costs associated with the final year of the consulting agreement as a future economic benefit no longer existed.  The full amount is included in accrued expenses at June 30, 2011.

Note 12 - Director Stock Deferral Plan

The 1995 Stock Deferral Plan for Non-Employee Directors (“Deferral Plan”) provides non-employee directors with an opportunity to defer receipt of their fees until a future date determined by each director.  We record compensation expense for the amount of the deferred fees which are credited, together with dividend equivalents, to an account we maintain in phantom stock units equivalent in value to our common stock.  The payment of deferred fees will be settled in shares of our common stock or, at our option, in cash based on the then current market price of our stock.  No director is currently deferring fees and changes in the market value of our common stock affected the value of previously deferred amounts by ($43,000) and $37,000 in fiscal 2011 and 2010, respectively.  At June 30, 2011, there were 28,375 shares of common stock available for settlement of future deferrals.

Note 13 - Preferred Stock

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

Note 14 – Earnings (loss) Per Share

Our basic and diluted earnings (losses) per common share are computed as follows (in thousands except per share amounts):

	2011	2010
Numerator for basic and diluted earnings per share:
Net income (loss)	$(13,476)	$1,214
Denominator:
Denominator for basic earnings per share	6,971	6,931
Effect of dilutive share-based compensation	-	155
Denominator for diluted earnings per share	6,971	7,086
Income (loss) per common share	$(1.93)	$0.18
Income (loss) per common share assuming dilution	$(1.93)	$0.17

Potentially dilutive securities which could have had an antidilutive effect on our earnings (losses) per share were (in thousands except per share amounts):

	2011	2010
Stock options (exercise prices per share: 2011 and 2010 - $5.31 to $15.60)	326	376

Note 15 – Subsequent Events

Effective August 25, 2011, we entered into a new $35 million credit facility expiring in August 2015.  Under this facility, borrowings and letters of credit bear interest at either the daily three-month LIBOR rate plus 3.75% or a fixed LIBOR rate for three months plus 3.75%.  Refer to Note 5 of the notes to the consolidated financial statements included in Item 8 of this Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

In order to assess the effectiveness of our internal control over financial reporting as of June 30, 2011 as required by Section 404 of the Sarbanes-Oxley Act of 2002, we conducted an evaluation of the effectiveness of our internal control over financial reporting under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, which included testing based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.  Based on that assessment, we determined that our internal control over financial reporting was effective as of June 30, 2011.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this Annual Report.

Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 of this Annual Report on Form 10-K, and not otherwise disclosed in this Annual Report, is included in our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.  Such information and its location in the Proxy Statement are as follows:

Item	Caption In The Tandy Brands Accessories, Inc. 2011 Proxy Statement

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
“Items of Business to be Acted on at the Meeting - Proposal One: Election of Directors
– Biographical and Other Information Regarding Our Nominees for Re-Election to Our Board of Directors”

“Executive Officers”

“Items of Business to be Acted on at the Meeting - Proposal One: Election of Directors - Corporate Governance Information”

“Section 16(a) Beneficial Ownership Reporting Compliance”

ITEM 11 - EXECUTIVE COMPENSATION
“Executive Compensation”

“Items of Business to be Acted on at the Meeting - Proposal One: Election of Directors - Director Compensation”

“Items of Business to be Acted on at the Meeting – Proposal One: Election of Directors – Corporate Governance Information – Compensation Committee”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	“Security Ownership of Certain Beneficial Owners”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	“Items of Business to be Acted on at the Meeting - Proposal One: Election of Directors - Corporate Governance Information”

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES	“Items of Business to be Acted on at the Meeting - Proposal Two: Ratification of Independent Auditor – Background”

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements
The following financial statements are included in Item 8 of this Annual Report:

•	Consolidated Balance Sheets as of June 30, 2011 and 2010

•	Consolidated Statements of Operations for the years ended June 30, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010

•	Consolidated Statements of Stockholders' Equity for the years ended June 30, 2011 and 2010

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
Date: September 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/N. Roderick McGeachy, III	Director, Chairman of the Board,	September 1, 2011
N. Roderick McGeachy, III	President and Chief Executive Officer (principal executive officer)
/s/Roger R. Hemminghaus	Lead Independent Director	September 1, 2011
Roger R. Hemminghaus
/s/Dr. James F. Gaertner	Director	September 1, 2011
Dr. James F. Gaertner
/s/George C. Lake	Director	September 1, 2011
George C. Lake
/s/Colombe M. Nicholas	Director	September 1, 2011
Colombe M. Nicholas
/s/W. Grady Rosier	Director	September 1, 2011
W. Grady Rosier
/s/Gene Stallings	Director	September 1, 2011
Gene Stallings
/s/William D. Summitt	Director	September 1, 2011
William D. Summitt
/s/Joseph C. Talley	Chief Accounting Officer	September 1, 2011
Joseph C. Talley	(principal financial and accounting officer )

	TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES EXHIBIT INDEX
		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1 Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2 Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

	3.3 Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

	3.4 Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1 Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2 Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	0-18927	3.1

	4.3 Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/12/10	0-18927	4.3

	4.4 Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009	10-Q	2/12/10	0-18927	4.4

	4.5 Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009	10-Q	2/12/10	0-18927	4.5

	4.6 Amendment No. 3 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of May 10, 2009	10-Q	5/13/10	0-18927	4.6

	4.7 Amendment No. 4 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2011	10-Q	5/12/11	0-18927	4.7

	4.8 Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011** (Confidential Treatment Requested)	N/A	N/A	N/A	N/A

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

(10)	Material Contracts

	10.1 Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and certain of its Directors	S-1	12/17/90	33-37588	10.16

	10.2 Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan for Non-Employee Directors*	S-8	2/10/94	33-75114	28.1

	10.3 Amendment No. 4 to the Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan For Non-Employee Directors*	10-Q	5/10/02	0-18927	10.39

	10.4 Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	S-8	6/03/96	333-08579	99.1

	10.5 Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	S-8	12/12/97	333-42211	99.1

	10.6 Amendment No. 2 to the Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	10-Q	5/10/02	0-18927	10.38

	10.7 Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Dr. James F. Gaertner*	S-8	5/15/02	333-88276	10.2

	10.8 Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Gene Stallings*	S-8	5/15/02	333-88276	10.4

	10.9 Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Roger R. Hemminghaus*	S-8	5/15/02	333-88276	10.5

	10.10 Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	333-88276	10.6

	10.11 Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

	Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit

10.12 Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.39

10.13 Form of Employee Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.40

10.14 Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.41

10.15 Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.42

10.16 Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	10-K	9/22/06	0-18927	10.35

10.17 Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/12/10	0-18927	10.1

10.18 Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009	10-Q	2/12/10	0-18927	10.2

10.19 Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009	10-Q	2/12/10	0-18927	10.3

10.20 Amendment No. 3 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of May 10, 2009	10-Q	5/13/10	0-18927	10.3

10.21 Amendment No. 4 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2011	10-Q	5/12/11	0-18927	4.7

10.22 Amendment No. 1 to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/21/07	0-18927	10.38

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

	Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit

10.23 Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan with N. Roderick McGeachy, III dated October 1, 2008*	10-Q	11/10/08	0-18927	10.2

10.24 Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors dated December 31, 2008*	10-Q	2/4/09	0-18927	10.2

10.25 Form of Tandy Brands Accessories, Inc. Fiscal 2009 Performance Unit Award Agreement*	10-Q	2/4/09	0-18927	10.6

10.26 Form of Tandy Brands Accessories, Inc. Fiscal 2010 Performance Unit Award Agreement*	10-K	8/27/09	0-18927	10.49

10.27 Consulting Agreement by and between Tandy Brands Accessories, Inc. and J.S.B. Jenkins effective as of May 8, 2009*	10-Q	5/14/09	0-18927	10.8

10.28 Summary of Fiscal 2012 Management Incentive Plan for Tandy Brands Accessories, Inc.*	8-K	6/30/11	0-18927	10.1

10.29 Summary of 2012 Long-Term Incentive Program for Tandy Brands Accessories, Inc.*	8-K	6/30/11	0-18927	10.2

10.30 Agreement to Provide Severance Pay by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III dated as of April 22, 2010*	10-Q	5/13/10	0-18927	10.1

10.31 Change of Control Agreement by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III dated as of April 22, 2010*	10-Q	5/13/10	0-18927	10.2

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

	Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit

10.32 Industrial Lease Agreement between Pinnacle Industrial Center Limited Partnership, as Landlord, and Tandy Brands Accessories, Inc., as Tenant, dated September 24, 1999; First Amendment to Industrial Lease Agreement dated January 5, 2000; Second Amendment to Industrial Lease Agreement with Pinnacle Industrial Dallas, Inc. dated September 4, 2003; Third Amendment to Industrial Lease Agreement dated August 24, 2009 with The Realty Associates Fund VII, L.P.; Fourth Amendment to Industrial Lease Agreement dated October 6, 2009	10-K	8/26/10	0-18927	10.32

10.33 Form of Tandy Brands Accessories, Inc. Fiscal 2011 Performance Unit Award Agreement*	10-K	8/26/10	0-18927	10.33

10.34 Form of Tandy Brands Accessories, Inc. Fiscal 2012 Performance Unit Award Agreement* **	N/A	N/A	N/A	N/A

10.35 Fiscal 2012 Compensation Summaries* **	N/A	N/A	N/A	N/A

10.36 Services Agreement between RDMartin, Ltd. and Tandy Brands Accessories, Inc. dated as of January 2, 2011*	10-Q	2/10/11	0-18927	10.1

10.37 Separation Agreement and Release of Claims between M.C. Mackey and Tandy Brands Accessories, Inc., effective January 14, 2011*	10-Q	2/10/11	0-18927	10.2

10.38 Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011** (Confidential Treatment Requested) (Incorporated by reference to Exhibit 4.8)	N/A	N/A	N/A	N/A

10.39 Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan (2011)* **	N/A	N/A	N/A	N/A

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

(16)	Letter Regarding Change in Certifying Accountant	8-K	5/19/11	0-18927	16.1

(21)	Subsidiaries of the Registrant

	21.1 List of Subsidiaries**	N/A	N/A	N/A	N/A

(23)	Consents of Experts and Counsel

	23.1 Consent of Grant Thornton LLP**	N/A	N/A	N/A	N/A

	23.2 Consent of Ernst & Young LLP**	N/A	N/A	N/A	N/A

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Principal Executive Officer)**	N/A	N/A	N/A	N/A

	31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Principal Financial Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1 Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)**	N/A	N/A	N/A	N/A
__________________ * Management contract or compensatory plan ** Filed herewith