Form 10-Q
period 2011-09-30
TANDY BRANDS ACCESSORIES INC
filed 2011-11-10
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934
____________________

For the Quarterly Period Ended September 30, 2011

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
[x]  Yes                 [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ]  Yes                 [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at November 9, 2011
Common stock, $1.00 par value	7,067,295

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries unless the context requires otherwise.

This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements.  We have based these forward-looking statements on our current expectations about future events, estimates and projections about the industry in which we operate.  These statements are not guarantees of future performance.  Our actual results may differ materially from those suggested by these forward-looking statements as a result of a number of known and unknown risks and uncertainties that are difficult to predict including, without limitation, general economic and business conditions, competition in the accessories and gifts markets, acceptance of our product offerings and designs, issues relating to distribution, the termination or non-renewal of our material licenses, our ability to maintain proper inventory levels, a significant decrease in business from or loss of any of our major customers or programs, and others identified under “Risk Factors” included in our 2011 Annual Report on Form 10-K.  Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.  Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Operations
(in thousands except per share amounts)

	Three Months Ended
	September 30
	2011	2010
Net sales	$26,743	$29,248
Cost of goods sold	17,611	19,037
Gross margin	9,132	10,211
Selling, general and administrative expenses	9,120	11,865
Depreciation and amortization	583	645
Acquisition related costs	-	30
Total operating expenses	9,703	12,540
Operating loss	(571)	(2,329)
Interest expense	(367)	(186)
Other (expense) income	(38)	43
Loss before income taxes	(976)	(2,472)
Income tax expense	99	216
Net loss	$(1,075)	$(2,688)
Loss per common share	$(0.15)	$(0.39)
Loss per common share assuming dilution	$(0.15)	$(0.39)
Common shares outstanding	7,080	6,970
Common shares outstanding assuming dilution	7,080	6,970

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands)

	September 30	June 30
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$229	$414
Restricted cash	-	1,450
Accounts receivable	12,501	14,286
Inventories	41,947	28,945
Other current assets	6,114	8,073
Total current assets	60,791	53,168
Property and equipment, net	6,321	6,525
Other assets:
Intangibles	4,728	4,936
Other assets	963	790
Total other assets	5,691	5,726
	$72,803	$65,419
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$12,330	$8,145
Accrued compensation	1,431	1,900
Accrued expenses	1,737	2,267
Note payable	23,604	17,935
Total current liabilities	39,102	30,247
Other liabilities	4,261	4,243
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	-	-
Common stock, $1.00 par value, 10,000 shares authorized, 7,062 shares and 7,075 shares issued and outstanding, respectively	7,062	7,075
Additional paid-in capital	34,121	34,119
Accumulated deficit	(13,393)	(12,318)
Other comprehensive income	1,650	2,053
Total stockholders' equity	29,440	30,929
	$72,803	$65,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Cash Flows
(in thousands)

	Three Months Ended
	September 30
	2011	2010
Cash flows used for operating activities:
Net loss	$(1,075)	$(2,688)
Adjustments to reconcile net loss to net cash used for operating activities:
Deferred income taxes	5	(2)
Doubtful accounts receivable provision	10	23
Depreciation and amortization	645	699
Stock compensation expense	10	185
Amortization of debt costs	117	17
Other	-	(19)
Changes in assets and liabilities:
Accounts receivable	1,685	(1,067)
Inventories	(13,280)	(17,560)
Other assets	1,623	3,315
Accounts payable	4,714	6,554
Accrued expenses	(970)	(1,290)
Net cash used for operating activities	(6,516)	(11,833)
Cash flows used for investing activities:
Purchases of property and equipment	(308)	(391)
Sales of property and equipment	-	43
Net cash used for investing activities	(308)	(348)
Cash flows provided by financing activities:
Change in cash overdrafts	(489)	(328)
Change in restricted cash	1,416	-
Net note borrowings	5,694	12,167
Net cash provided by financing activities	6,621	11,839
Effect of exchange-rate changes on cash and cash equivalents	18	1
Net decrease in cash and cash equivalents	(185)	(341)
Cash and cash equivalents beginning of year	414	830
Cash and cash equivalents end of period	$229	$489

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.   Certain amounts have been reclassified in the fiscal 2011 financial statements to conform to the fiscal 2012 presentation, including recasting business segment information to allocate certain distribution costs to each reportable segment.

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

The consolidated balance sheet at June 30, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year.  Sales and operating results for the first three months of fiscal 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

Note 2 - Fair Value Measurements

We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or inputs that are unobservable and significant to the fair value measurement (Level 3 inputs).  Our financial instruments consist primarily of cash, trade receivables and payables, and our credit facility.  The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values.  Our credit facility, which was entered into effective August 25, 2011, bears interest at floating market interest rates; therefore, we believe the fair value of amounts borrowed approximates the carrying value.  At September 30, 2011 and June 30, 2011, no other material assets or liabilities were measured at fair value.

 Note 3 - Business Segment Information

We sell our products through virtually all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, specialty stores, catalog retailers, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.  Our business segments are based on product categories: (1) accessories, which includes belts and small leather goods and (2) gifts.  Each segment is measured by management based on income consisting of net sales less cost of goods sold, product distribution expenses, and royalties utilizing accounting policies consistent in all material respects with those described in Note 2 of the notes to consolidated financial statements included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  No inter-segment revenue is recorded.  Assets, related depreciation and amortization, and selling, general and administrative expenses are not allocated to the segments.

The following table presents operating information by segment and reconciliation of segment income to our consolidated operating income or loss (in thousands):

	Three Months Ended
	September 30
	2011	2010
Net sales:
Accessories	$21,512	$26,363
Gifts	5,231	2,885
	$26,743	$29,248
Segment income:
Accessories	$4,524	$4,263
Gifts	815	282
	5,339	4,545
Selling, general and administrative expenses	(5,327)	(6,229)
Depreciation and amortization	(583)	(645)
Operating loss	$(571)	$(2,329)

Note 4 - Credit Arrangements

Effective August 25, 2011, we entered into a new revolving credit facility of up to $35 million which expires in August 2015.  At September 30, 2011, we had $1.1 million borrowing availability based on our accounts receivable and inventory levels, outstanding letters of credit totaling $367,500, and $23.6 million outstanding borrowings under the facility.  Borrowings and letters of credit bear interest at either the daily three-month LIBOR rate plus 3.75% or a fixed LIBOR rate for three months plus 3.75%.

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

Our Canadian subsidiary had a CAD $1.4 million credit facility (direct advances limited to U.S. $1.1 million) with interest at the lender’s prime or U.S. base rates.  The facility was secured by cash, credit balances, and/or deposit instruments of CAD $1.4 million.  In connection with our new $35 million credit facility, this facility was terminated and all borrowings were paid and obligations were fulfilled.

Note 5 - Long-Term Incentive Awards

During the first quarter of fiscal 2012, we issued 990,000 performance units comprised 50% of cash and 50% of phantom shares of our common stock, to certain employees.  Each unit has a $1.00 assigned value and the number of phantom shares of common stock attributable to each award was determined based on the fair market value of our common stock on the date of grant, which was $1.98 per share.  The units earned during the performance cycle (July 1, 2011 through June 30, 2013) vary from 0% to 200% of the units awarded based on our basic earnings per share for each of the two fiscal years ending June 30, 2013, excluding the effects of accounting principles changes, extraordinary items, recognized capital gains and losses and, as determined by our board of directors, one-time, non-operating items.  Assuming continued employment, if, at the end of the two-year performance cycle, at least the threshold performance level has been achieved, the performance units will cliff vest and, to the extent earned, will generally be settled in cash (if shares are available under our benefit plans, the Board may, in its discretion, settle the phantom shares attributable to an award in shares of our common stock).  Notwithstanding the foregoing, employees vest in 100% of the units awarded if there is a change in control or in a fraction of units earned based on the number of years employed during the performance cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement.  As of September 30, 2011, we expect 628,000 of the 990,000 units granted to vest (60,000 units were forfeited), which, based on the market price of our common stock on September 30, 2011, would be payable in cash equal to $500,000.

Note 6 - Income Taxes

The following presents components of our income tax provisions (in thousands):

	Three Months Ended
	September 30
	2011	2010
Federal and state	$65	$19
Deferred federal and state	(349)	(972)
Foreign	76	115
Uncertain tax positions	(48)	28
Deferred tax valuation allowance	355	1,026
	$99	$216

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	Three Months Ended
	September 30
	2011	2010
Statutory rate	(34.0)%	(34.0)%
State and foreign taxes net of federal tax benefit	12.6	0.1
Uncertain tax positions	(4.9)	1.1
Deferred tax valuation allowance	36.4	41.5
	10.1%	8.7%

At September 30, 2011 we had federal income tax net operating loss carryovers of approximately $47 million expiring in 2029 through 2031.  Our deferred tax valuation allowance was approximately $24 million.

Note 7 - Comprehensive Income

The following presents the components of comprehensive loss (in thousands):

	Three Months Ended
	September 30
	2011	2010
Net loss	$(1,075)	$(2,688)
Currency translation adjustments	(404)	86
Comprehensive loss	$(1,479)	$(2,602)

Note 8 - Earnings Per Share

Our basic and diluted earnings (loss) per common share are computed as follows (in thousands except per share amounts):

	Three Months Ended
	September 30
	2011	2010
Numerator for basic and diluted earnings per share:
Net loss	$(1,075)	$(2,688)
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	7,080	6,970
Loss per common share	$(0.15)	$(0.39)
Loss per common share assuming dilution	$(0.15)	$(0.39)

Potentially dilutive securities which could have had an antidilutive effect on our per share results of operations were (in thousands except per share amounts):

	September 30
	2011	2010
Stock options (exercise prices per share: 2011 - $1.98 to $15.60; 2010 - $5.31 to $15.60)	308	333

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 should be read in the context of the information included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report, including our unaudited consolidated financial statements and accompanying notes in Item 1 of this Quarterly Report.

BUSINESS

We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, gifts, and small leather goods.  Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including TOTES®, WOLVERINE®, EDDIE BAUER®, THE SHARPER IMAGE®, EILEEN WEST®, ELIE TAHARI®, MISS ME®, HAGGAR®, BONE COLLECTOR®, LEVI STRAUSS SIGNATURE®, DOCKERS®, KODIAK®, TERRA®, ROLFS®, AMITY®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, CHAMBERS BELT COMPANY®, ABSOLUTELY FRESH®, SURPLUS®, as well as private brands for major retail customers.  We sell our products through all major retail distribution channels throughout North America, including, without limitation, mass merchants, national chain stores, department stores, specialty stores, catalog retailers, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.  We were incorporated as a Delaware corporation on November 1, 1990.

Significant Events

In the first quarter of fiscal 2012, we announced the execution of new licensing agreements with brands Elie Tahari® (accessories segment), Miss Me® (accessories segment), and The Sharper Image® (gifts segment).  Under the terms of the agreements, we will distribute belts or gifts among a wide array of channels, including but not limited to, national retail and department stores, clubs and specialty and boutique stores.  Revenues from these new licenses are expected to benefit results in the second half of calendar 2012.

Effective August 25, 2011, we replaced our $27.5 million credit facility with a $35 million credit facility expiring August 2015.  The credit facility is guaranteed by substantially all of our and our subsidiaries assets, and requires a specified profitability and fixed charge coverage and a minimum availability.  We believe this facility will provide us with sufficient availability to fund our operations in the foreseeable future and give us the additional flexibility to purchase inventory required to meet our organic growth expectations.

FISCAL 2012 COMPARED TO FISCAL 2011

Business Segments
The following presents sales, gross margins, and operating expenses for our business segments (in thousands of dollars):

	Three Months Ended
	September 30
	2011	2010
Net sales:
Accessories	$21,512	$26,363
Gifts	5,231	2,885
	$26,743	$29,248
Gross margin:
Accessories	$7,283	$8,984
Gifts	1,849	1,227
	$9,132	$10,211

Gross margin percent of sales:
Accessories	33.9%	34.1%
Gifts	35.3%	42.5%
Total	34.1%	34.9%

Operating expenses:
Accessories	$2,759	$4,721
Gifts	1,034	945
	$3,793	$5,666

Our business segment information for fiscal 2011 has been recast to conform to the fiscal 2012 presentation as described in Note 1 of the notes to the unaudited consolidated financial statements in Item 1 of this Quarterly Report incorporated herein by reference.

Net Sales and Gross Margins
Our fiscal 2012 first quarter net sales were $26.7 million, which was $2.5 million, or 9%, lower than the prior year.  Net sales for our accessories segment were $21.5 million for the first quarter of fiscal 2012, which was $4.9 million, or 18%, lower than the first quarter of fiscal 2011 primarily due to lower sales from recently exited product categories and lower levels of replenishment orders by one of our largest customers as part of its inventory reduction initiatives.  We believe the effects of the inventory reduction initiatives, which appear to have ended late in the first quarter of fiscal 2012, affected other suppliers as well.   Gifts segment net sales of $5.2 million for the first quarter of fiscal 2012 were $2.3 million, or 81% higher than in the prior year primarily due to increased holiday shipments resulting from new licenses announced and programs acquired in fiscal 2011.

Gross margins were 34.1% and 34.9% for the first quarter of fiscal 2012 and 2011, respectively.  Accessories segment margins decreased from 34.1% in the first quarter of fiscal 2011 to 33.9% in the current year as a result of changes in sales mix.  The gifts segment margin was 720 basis points lower in the fiscal 2012 first quarter compared to the same quarter last year primarily due to a higher mix of customer-direct shipments in the current year period.  Customer-direct shipments carry lower gross margins because these goods are shipped from our suppliers to our customers and are not handled in our distribution centers, reducing the associated selling, general and administrative costs.

Operating Expenses
Total segment operating expenses of $3.8 million were $1.9 million lower than the prior year ($5.7 million), and lower as a percentage of net sales, primarily due to decreases in compensation and facilities costs.  The increase in gifts segment operating expenses for the fiscal 2012 first quarter was primarily due to higher royalties as a result of higher sales for the current year period.

Total selling, general and administrative expenses of $9.1 million for the first quarter of fiscal 2012 were $2.7 million, or 23%, lower than the first quarter of fiscal 2011.  The reductions were primarily due to decreases in expenses such as compensation costs, facilities costs, and professional services.

Interest and Taxes
Interest expense in the first quarter of fiscal 2012 was $181,000 higher than in the same quarter last year.  The increase was primarily attributable to higher borrowings and a $98,000 write-off of costs capitalized in connection with our previous credit facility which was terminated and replaced by a new one during the first quarter of fiscal 2012.

Information about our income taxes is incorporated herein by reference to Note 6 of the notes to unaudited consolidated financial statements in Item 1 of this Quarterly Report.

SEASONALITY

Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year.  Sales and operating results for the first three months of fiscal 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity, which we believe will provide adequate financial resources for our foreseeable working capital needs, are cash flows from operating activities and our credit facilities ($1.1 million borrowing availability at September 30, 2011).  Information about our credit facilities is incorporated herein by reference to Note 4 of the notes to unaudited consolidated financial statements included in Item 1 of this Quarterly Report.

First quarter fiscal 2012 net cash used for operating activities was $5.3 million lower than in the prior year, primarily driven by the following:  $2.8 million lower current year accounts receivable due to lower sales and faster collections on receivables with our largest customer; $2.6 million lower current year inventory and other assets due to continued efforts to reduce our inventory levels; and $1.5 million higher funding of accounts payable and accrued expenses.

Investing activities for the first quarter of fiscal 2012 primarily consisted of purchases of operating equipment for our distribution facilities.  Investing activities for the prior year primarily related to the purchase of additional racking and other various leasehold improvements for our distribution facilities.

Financing activities included credit facility net borrowings of $5.7 million and $12.2 million in the first quarters of fiscal 2012 and 2011, respectively, used to fund our operating activities.  In connection with the termination of the Canadian subsidiary’s credit facility, the requirement to maintain compensating balances with the lender was eliminated, and the cash was used to pay down our outstanding debt balance.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

In addition to the information in this Quarterly Report on Form 10-Q, consideration should be given to the risk factors in Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2011 which could materially and adversely affect our business, results of operations, and financial condition.  There have been no significant changes in the risk factors disclosed in our 2011 Annual Report on Form 10-K.

ITEM 6 - EXHIBITS

The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC.
(Registrant)

November 10, 2011                                                                /s/ N. Roderick McGeachy, III
N. Roderick McGeachy, III
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph C. Talley
Joseph C. Talley
Chief Accounting Officer
(Principal Financial and
  Accounting Officer)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES EXHIBIT INDEX
	Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit

(3) Articles of Incorporation and Bylaws
3.1 Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1
3.2 Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1
3.3 Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01
3.4 Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4) Instruments Defining the Rights of Security Holders, Including Indentures
4.1 Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2
4.2 Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	0-18927	3.1
4.3 Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/12/10	0-18927	4.3
4.4 Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009	10-Q	2/12/10	0-18927	4.4
4.5 Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009	10-Q	2/12/10	0-18927	4.5
4.6 Amendment No. 3 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of May 10, 2009	10-Q	5/13/10	0-18927	4.6
4.7 Amendment No. 4 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2011	10-Q	5/12/11	0-18927	4.7
4.8 Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011	10-K	9/1/11	0-18927	4.8

(10) Material Contracts
10.1 Form of Tandy Brands Accessories, Inc. Fiscal 2012 Performance Unit Award Agreement*	10-K	9/1/11	0-18927	10.34

(31) Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A
31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Accounting Officer)**	N/A	N/A	N/A	N/A

(32) Section 1350 Certifications
32.1 Section 1350 Certifications (Chief Executive Officer and Chief Accounting Officer)**	N/A	N/A	N/A	N/A

(101) Interactive Data Files***
101.INS XBRL Instance**
101.SCH XBRL Taxonomy Extension Schema**
101.CAL XBRL Taxonomy Extension Calculation**
101.LAB XBRL Taxonomy Extension Labels**
101.PRE XBRL Taxonomy Extension Presentation**
101.DEF XBRL Taxonomy Extension Definition**
__________________
*	Management contract or compensatory plan
**	Filed herewith
***
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing