Form 10-Q
period 2011-12-31
TANDY BRANDS ACCESSORIES INC
filed 2012-02-10
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934
____________________

For the Quarterly Period Ended December 31, 2011

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

[ x ]  Yes          [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ x ]  Yes          [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Small reporting company	[ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [   ]  Yes          [ x ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at February 9, 2012
Common stock, $1.00 par value	7,075,142

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Operations
(in thousands except per share amounts)

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Net sales	$45,434	$42,887	$72,177	$72,135
Cost of goods sold	31,386	28,654	48,997	47,691
Gross margin	14,048	14,233	23,180	24,444
Selling, general and administrative expenses	10,297	12,592	19,417	24,457
Depreciation and amortization	567	646	1,150	1,291
Acquisition related costs	-	20	-	50
Total operating expenses	10,864	13,258	20,567	25,798
Operating income (loss)	3,184	975	2,613	(1,354)
Interest expense	(382)	(285)	(749)	(471)
Other income (expense)	27	112	(11)	155
Income (loss) before income taxes	2,829	802	1,853	(1,670)
Income tax expense	103	81	202	297
Net income (loss)	$2,726	$721	$1,651	$(1,967)
Income (loss) per common share	$0.39	$0.10	$0.23	$(0.28)
Income (loss) per common share assuming dilution	$0.39	$0.10	$0.23	$(0.28)
Common shares outstanding	7,064	6,970	7,072	6,970
Common shares outstanding assuming dilution	7,076	7,095	7,087	6,970

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands)

	December 31 2011	June 30 2011	December 31 2010
Assets
Current assets:
Cash and cash equivalents	$994	$414	$330
Restricted cash	-	1,450	1,404
Accounts receivable	16,352	14,286	25,043
Inventories	32,715	28,945	38,381
Other current assets	3,992	8,073	3,132
Total current assets	54,053	53,168	68,290
Property and equipment, net	5,954	6,525	7,159
Other assets:
Intangibles	4,519	4,936	5,384
Other assets	937	790	764
Total other assets	5,456	5,726	6,148
	$65,463	$65,419	$81,597
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$9,997	$8,145	$10,385
Accrued compensation	1,448	1,900	1,448
Accrued expenses	2,268	2,267	2,036
Credit facility	15,290	17,935	21,520
Total current liabilities	29,003	30,247	35,389
Other liabilities	4,257	4,243	4,005
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	-	-	-
Common stock, $1.00 par value, 10,000 shares authorized, 7,067 shares, 7,075 shares and 6,972 shares issued and outstanding, respectively	7,067	7,075	6,972
Additional paid-in capital	34,129	34,119	34,235
Accumulated deficit	(10,667)	(12,318)	(809)
Other comprehensive income	1,674	2,053	1,805
Total stockholders' equity	32,203	30,929	42,203
	$65,463	$65,419	$81,597

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Cash Flows
(in thousands)

	Six Months Ended December 31
	2011	2010
Cash flows provided (used) by operating activities:
Net income (loss)	$1,651	$(1,967)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Deferred income taxes	71	16
Doubtful accounts receivable provision	17	28
Depreciation and amortization	1,275	1,405
Stock compensation expense	25	21
Amortization of debt costs	141	34
Other	-	(114)
Changes in assets and liabilities:
Accounts receivable	(2,115)	(6,409)
Inventories	(3,969)	(6,810)
Other assets	3,698	3,526
Accounts payable	2,474	(3,433)
Accrued expenses	(445)	(1,146)
Net cash provided (used) by operating activities	2,823	(14,849)
Cash flows provided (used) by investing activities:
Acquisition	-	(245)
Purchases of property and equipment	(363)	(521)
Sales of property and equipment	-	2,774
Net cash provided (used) by investing activities	(363)	2,008
Cash flows provided (used) by financing activities:
Change in cash overdrafts	(592)	258
Change in restricted cash	1,434	-
Net note borrowings (repayments)	(2,633)	12,076
Net cash provided (used) by financing activities	(1,791)	12,334
Effect of exchange-rate changes on cash and cash equivalents	(89)	7
Net increase (decrease) in cash and cash equivalents	580	(500)
Cash and cash equivalents beginning of year	414	830
Cash and cash equivalents end of period	$994	$330

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

The consolidated balance sheet at June 30, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 1, 2011.

Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year.  As a result, sales and operating results for the first six months of fiscal 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

Note 2 - Fair Value Measurements

We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or inputs that are unobservable and significant to the fair value measurement (Level 3 inputs).  Our financial instruments consist primarily of cash, trade receivables and payables, and our credit facility.  The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values.  Our credit facility, which was entered into effective August 25, 2011 (and amended January 20, 2012), bears interest at floating market interest rates; therefore, we believe the fair value of amounts borrowed approximates the carrying value.  At December 31, 2011 and June 30, 2011, no other material assets or liabilities were measured at fair value.

Note 3 - Acquisition

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

All assets and liabilities were recorded at their estimated fair values on the acquisition date.  We derived the estimated fair values from assumptions we believe unrelated market participants would use based on both observable and unobservable marketplace factors.  Our estimate of the value of net assets’ acquired equaled the fair value of the total consideration paid.  As a result, no goodwill was recognized.

The acquired buildings are being depreciated using the straight line method over their remaining economic lives, which range from 10 to 32 years.  The acquired furniture, software and equipment are being depreciated using the straight line method over periods of two to five years.  The customer relationship intangible is being amortized using the straight line method over three years.

Note 4 - Business Segment Information

We sell our products through all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, specialty stores, catalog retailers, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.  Our business segments are based on product categories: (1) accessories, which includes belts and small leather goods and (2) gifts.  Each segment is measured by management based on income consisting of net sales less cost of goods sold, product distribution expenses, and royalties utilizing accounting policies consistent in all material respects with those described in Note 2 of the notes to consolidated financial statements included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 1, 2011.  No inter-segment revenue is recorded.  Assets, related depreciation and amortization, and selling, general and administrative expenses are not allocated to the segments.

The following table presents operating information by segment and reconciliation of segment income to our consolidated operating income (loss) (in thousands):

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Net sales:
Accessories	$22,732	$26,218	$44,244	$52,581
Gifts	22,702	16,669	27,933	19,554
	$45,434	$42,887	$72,177	$72,135
Segment income:
Accessories	$4,859	$3,964	$9,383	$8,227
Gifts	3,804	3,011	4,619	3,293
	8,663	6,975	14,002	11,520
Selling, general and administrative expenses	(4,912)	(5,334)	(10,239)	(11,533)
Depreciation and amortization	(567)	(646)	(1,150)	(1,291)
Acquisition related costs	-	(20)	-	(50)
Operating income (loss)	$3,184	$975	$2,613	$(1,354)

Note 5 – Credit Facility

We have a $35 million credit facility which expires in August 2015.  This facility was amended effective January 20, 2012 to extend the time period required to deliver certain post-close deliverables and title matters related to real property, and to modify certain definitions used in the credit agreement.  At December 31, 2011, we had $4.2 million borrowing availability based on our accounts receivable and inventory levels, outstanding letters of credit totaling $367,500, and $15.3 million outstanding borrowings under the facility.  Borrowings and letters of credit bear interest at either the daily three-month LIBOR rate plus 3.75% or a fixed LIBOR rate for three months plus 3.75%.

The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries.  It requires the maintenance of a specified profitability, fixed charge coverage and minimum availability covenant, which, if not met, could adversely impact our liquidity.  We are in compliance with all covenants as of December 31, 2011.  The facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements.  The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying debt, and making certain property transfers.

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

Our Canadian subsidiary had a CAD $1.4 million credit facility (direct advances limited to U.S. $1.1 million) with interest at the lender’s prime or U.S. base rates.  The facility was secured by cash, credit balances, and/or deposit instruments of CAD $1.4 million.  In connection with our new $35 million credit facility, this facility was terminated in the first quarter of fiscal 2012 and all borrowings were paid and obligations were fulfilled.

Note 6 - Long-Term Incentive Award

During the first quarter of fiscal 2012, we issued 990,000 performance units comprised 50% of cash and 50% of phantom shares of our common stock, to certain employees.  Each unit has a $1.00 assigned value and the number of phantom shares of common stock attributable to each award was determined based on the fair market value of our common stock on the date of grant, which was $1.975 per share.  The units earned during the performance cycle (July 1, 2011 through June 30, 2013) vary from 0% to 200% of the units awarded based on our basic earnings per share for each of the two fiscal years ending June 30, 2013, excluding the effects of accounting principles changes, extraordinary items, recognized capital gains and losses and, as determined by our board of directors, one-time, non-operating items.  Assuming continued employment, if, at the end of the two-year performance cycle, at least the threshold performance level has been achieved, the performance units will cliff vest and, to the extent earned, will generally be settled in cash (if shares are available under our benefit plans, the Board may, in its discretion, settle the phantom shares attributable to an award in shares of our common stock).  Notwithstanding the foregoing, employees vest in 100% of the units awarded if there is a change in control or in a fraction of units earned based on the number of years employed during the performance cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement.  As of December 31, 2011, we expect 419,000 of the 990,000 units granted to vest (60,000 units were forfeited), which, based on the market price of our common stock on December 31, 2011, would be payable in cash equal to $315,000.

Note 7 - Income Taxes

The following presents components of our income tax provisions (in thousands):

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Federal and state	$8	$15	$73	$34
Deferred federal and state	1,073	244	724	(728)
Foreign	26	(1)	102	114
Uncertain tax positions	64	36	16	64
Deferred tax valuation allowance	(1,068)	(213)	(713)	813
	$103	$81	$202	$297

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Statutory rate	34.0%	34.0%	34.0%	(34.0)%
State and foreign taxes net of federal tax benefit	1.8	(1.7)	9.4	(0.6)
Uncertain tax positions	2.3	4.5	0.9	3.8
Repatriation of foreign earnings	3.3	-	5.0	-
Deferred tax valuation allowance	(37.8)	(26.7)	(38.4)	48.5
	3.6%	10.1%	10.9%	17.7%

At December 31, 2011 we had federal income tax net operating loss carryovers of approximately $40.8 million expiring in 2029 through 2031.  Our deferred tax valuation allowance was approximately $22.4 million.

Through June 30, 2011, we asserted that our foreign earnings were indefinitely reinvested outside the United States, and we were therefore not required to provide for U.S. income taxes on those earnings. In connection with our new credit facility, entered into effective August 2011, our Canadian subsidiary guaranteed the outstanding borrowings under the facility. This guarantee is deemed to be an investment by our subsidiary in U.S. real property, triggering the repatriation of the subsidiary's earnings in the form of a dividend. The dividend does not result in a current tax liability due to our net operating loss carryforwards; however, the net effect of the repatriation is captured in the tax rate reconciliation above.

Note 8 - Comprehensive Income

The following presents the components of comprehensive income (loss) (in thousands):

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Net income (loss)	$2,726	$721	$1,651	$(1,967)
Currency translation adjustments	25	162	(379)	248
Comprehensive income (loss)	$2,751	$883	$1,272	$(1,719)

Note 9 - Earnings Per Share

Our basic and diluted earnings (loss) per common share are computed as follows (in thousands except per share amounts):

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
Net income (loss)	$2,726	$721	$1,651	$(1,967)
Denominator:
Denominator for basic earnings per share:	7,064	6,970	7,072	6,970
Effect of dilutive share-based compensation	12	125	15	-
Denominator for diluted earnings per share:	7,076	7,095	7,087	6,970
Income (loss) per common share	$0.39	$0.10	$0.23	$(0.28)
Income (loss) per common share assuming dilution	$0.39	$0.10	$0.23	$(0.28)

Potentially dilutive securities which could have had an antidilutive effect on our per share results of operations were (in thousands except per share amounts):
	December 31
	2011	2010
Stock options (exercise prices per share: 2011 - $1.98 to $15.60; 2010 - $5.31 to $15.60)	269	321

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 should be read in the context of the information included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 1, 2011 and elsewhere in this Quarterly Report, including our unaudited consolidated financial statements and accompanying notes in Item 1 of this Quarterly Report.

BUSINESS

We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, gifts, and small leather goods.  Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including TOTES®, WOLVERINE®, EDDIE BAUER®, THE SHARPER IMAGE®, ELIE TAHARI®, MISS ME®, HAGGAR®, EILEEN WEST®, BONE COLLECTOR®, ARNOLD PALMER®, KODIAK®, TERRA®, ROLFS®, AMITY®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, CHAMBERS BELT COMPANY®, ABSOLUTELY FRESH®, SURPLUS®, as well as private brands for major retail customers.  We sell our products through all major retail distribution channels throughout North America, including, without limitation, mass merchants, national chain stores, department stores, specialty stores, catalog retailers, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.  We were incorporated as a Delaware corporation on November 1, 1990.

Significant Events
During the first half of fiscal 2012 net sales of our gifts segment increased $8.4 million, or 43%, primarily driven by strong performance of our totes® and Eddie Bauer® licenses.  During the second quarter we executed an amendment to extend our totes® license for an additional four years.

During the first half of fiscal 2012 our largest customer decreased inventory replenishment ordering levels which reduced our net sales by approximately $5.7 million.  Our share of space on the retail fixtures has not materially changed.  We believe lower consumer demand for apparel drove retail inventories higher at this customer and we expect inventory replenishment ordering levels to normalize late in the third quarter of fiscal 2012.

In the third quarter of fiscal 2012, we announced the execution of new licensing agreements with brands Sperry Top-Sider® and Arnold Palmer®.  Under the terms of the Sperry Top-Sider® agreement, we will distribute belts, bags and small leather goods for both men and women through department stores, specialty retail locations throughout the United States and Canada, Sperry Top-Sider’s own retail stores, and on sperrytopsider.com.  Under the terms of the Arnold Palmer® agreement, we will distribute belts through green grass shops, off-course golf specialty stores, department stores as well as in corporate and e-commerce shops.  Revenues from both of these new licenses are expected to benefit accessories segment results in the first half of calendar 2013.

In the first quarter of fiscal 2012, we announced the execution of new licensing agreements with brands Elie Tahari® (accessories segment),   Miss Me® (accessories segment), and The Sharper Image® (gifts segment).  Under the terms of the agreements, we will distribute belts or gifts among a wide array of channels, including but not limited to, national retail and department stores, clubs and specialty and boutique stores.  Revenues from these new licenses are expected to benefit results in the second half of fiscal 2012.

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

FISCAL 2012 COMPARED TO FISCAL 2011

Business Segments
The following presents sales, gross margins, and operating expenses for our business segments (in thousands of dollars):

	Three Months Ended December 31		Six Months Ended December 31
	2011	2010	2011	2010
Net sales:
Accessories	$22,732	$26,218	$44,244	$52,581
Gifts	22,702	16,669	27,933	19,554
	$45,434	$42,887	$72,177	$72,135
Gross margin:
Accessories	$7,673	$8,307	$14,956	$17,291
Gifts	6,375	5,926	8,224	7,153
	$14,048	$14,233	$23,180	$24,444

Gross margin percent of sales:
Accessories	33.8%	31.7%	33.8%	32.9%
Gifts	28.1%	35.6%	29.4%	36.6%
	30.9%	33.2%	32.1%	33.9%

Operating expenses:
Accessories	$2,814	$4,342	$5,573	$9,063
Gifts	2,571	2,916	3,605	3,861
	$5,385	$7,258	$9,178	$12,924

Net Sales and Gross Margins
Our fiscal 2012 second quarter net sales were $45.4 million, which was $2.5 million, or 6%, higher than the prior year.  Net sales for our accessories segment were $22.7 million for the second quarter of fiscal 2012, which was $3.5 million, or 13%, lower than in the second quarter of fiscal 2011, primarily due to lower sales from exited product categories and lower levels of replenishment orders by our largest customer.  This decline was offset partially by non-recurring prior year belt returns.  Gifts segment net sales of $22.7 million for the second quarter of fiscal 2012 were $6.0 million, or 36% higher than in the prior year, primarily due to increased holiday shipments resulting from organic growth in our totes® license and new sales under our Eddie Bauer® license.

Our net sales for the first six months of fiscal 2012 were $72.2 million, which was $42,000 higher than the comparable prior year period.  Accessories segment net sales of $44.2 million for the first half of fiscal 2012 were $8.3 million, or 16%, lower than in the first half of fiscal 2011 primarily due to lower sales from exited product categories and lower levels of replenishment orders by our largest customer, partially offset by belt returns in the prior year that did not recur.  Gifts segment net sales of $27.9 million for the first half of fiscal 2012 were $8.4 million, or 43%, greater than in the prior year, primarily due to increased holiday shipments resulting from organic growth in our totes® license and new sales under our Eddie Bauer® license.

Gross margins were 30.9% and 33.2% for the second quarters of fiscal 2012 and 2011, respectively.  Accessories segment margins increased from 31.7% in the second quarter of fiscal 2011 to 33.8% in the current fiscal year primarily because of improvements in sales mix due to exiting unprofitable non-core product categories, higher sales of previously written-down inventory and lower write-offs associated with belt inventory returned by certain customers.  The gifts segment margin was 750 basis points lower in the fiscal 2012 second quarter compared to the same quarter last year, primarily due to a higher mix of customer-direct shipments in the current year period, higher freight and materials costs, increased sales to certain of our higher volume, lower margin customers, and higher sales concessions to certain customers.  Customer-direct shipments carry lower gross margins because these goods are shipped from our suppliers to our customers and are not handled in our distribution centers, reducing the associated selling, general and administrative costs.

Gross margins were 32.1% and 33.9% for the first half of fiscal 2012 and 2011, respectively.  Accessories segment margins increased from 32.9% in the first half of fiscal 2011 to 33.8% in the current fiscal year, primarily because of improved sales mix, higher sales of previously written-down inventory and lower write-offs associated with belt inventory returned by certain customers.  The gifts segment margin was 720 basis points lower in the first half of 2012 compared to the comparable period in the prior year due to a higher mix of customer-direct shipments in the current year period, higher freight and materials costs and higher sales to our higher volume, lower margin customers.

Operating Expenses
Total segment operating expenses were lower in the second quarter and in the first six months of fiscal 2012 by $1.9 million and $3.7 million, respectively, when compared to comparable prior year periods, primarily due to decreases in variable distribution labor, compensation associated with exited non-core product categories, and facilities costs.

Total selling, general and administrative expenses of $10.3 million for the second quarter of fiscal 2012 were $2.3 million, or 18%, lower than the second quarter of fiscal 2011 ($12.6 million).  The reductions were primarily due to decreases in expenses such as variable distribution labor, compensation and facilities costs, and professional services.

Total selling, general and administrative expenses of $19.4 million for the first half of fiscal 2012 were $5.0 million, or 21%, lower than the first half of fiscal 2011 ($24.4 million).  The reductions were primarily due to decreases in expenses such as variable distribution labor, compensation and facilities costs, and professional services.

Interest and Taxes
Interest expense was higher in the second quarter and in the first six months of fiscal 2012 by $97,000 and $278,000, respectively, when compared to the prior year periods.  This increase was primarily due to a $98,000 write-off of costs capitalized in connection with our previous credit facility and interest incurred from an early payment program we entered into with our lender and our largest customer late in the first quarter of fiscal 2012.  The early payment program bears interest at the LIBOR rate plus 1.25%.

Information about our income taxes is incorporated herein by reference to Note 7 of the notes to unaudited consolidated financial statements in Item 1 of this Quarterly Report.

SEASONALITY

Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year.  As a result, sales and operating results for the first six months of fiscal 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity, which we believe will provide adequate financial resources for our foreseeable working capital needs, are cash flows from operating activities and our credit facility ($4.2 million borrowing availability at December 31, 2011).  Information about our credit facility is incorporated herein by reference to Note 5 of the notes to unaudited consolidated financial statements included in Item 1 of this Quarterly Report.

First half fiscal 2012 net cash from operating activities was $17.7 million higher than in the prior year, primarily driven by the following:  $4.3 million lower current year accounts receivable due to faster collections on receivables with our largest customer; $3.0 million lower current year inventory and other assets due to efforts to reduce our inventory levels; and $6.6 million lower funding of accounts payable and accrued expenses due to earlier payments for gift inventory in the fourth quarter of the prior fiscal year.

Investing activities for the first half of fiscal 2012 primarily consisted of purchases of operating equipment for our distribution facilities.  Investing activities for the prior year primarily consisted of the $2.7 million sale of our idle distribution center located in West Bend, Wisconsin and purchases of additional racking and other various leasehold improvements for our distribution facilities.

Financing activities included credit facility net repayments of $2.6 million in the first six months of fiscal 2012 and net borrowings of $12.1 million for the prior year period.  This $14.7 million improvement from the prior year was due to cash inflows generated from operations during the current year, the elimination of the requirement to maintain compensating balances with our Canadian subsidiary’s lender in connection with the termination of the Canadian subsidiary’s credit facility, and the use of previously restricted cash to pay down our outstanding debt balance.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TANDY BRANDS ACCESSORIES, INC.
(Registrant)

February 10, 2012	/s/ N. Roderick McGeachy, III
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

1

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
	Exhibit Number and Description		Form	Date	File No.	Exhibit

	4.8	Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011 (Confidential Treatment Requested)	10-K	9/1/11	0-18927	4.8

	4.9	Amendment No. 1 to Credit Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of January 20, 2012**	N/A	N/A	N/A	N/A

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Accounting Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Chief Executive Officer and Chief Accounting Officer)**	N/A	N/A	N/A	N/A

(101)	Interactive Data Files***

	101.INS	XBRL Instance**

	101.SCH	XBRL Taxonomy Extension Schema**

	101.CAL	XBRL Taxonomy Extension Calculation**

	101.LAB	XBRL Taxonomy Extension Labels**

	101.PRE	XBRL Taxonomy Extension Presentation**

	101.DEF	XBRL Taxonomy Extension Definition**

__________________
**      Filed herewith
*** In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing

2