Form 10-K/A
period 2011-06-30
TANDY BRANDS ACCESSORIES INC
filed 2012-04-19
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

References in this 10-K/A to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries, unless the context requires otherwise.

EXPLANATORY NOTE

This Form 10-K/A is filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, originally filed with the Securities and Exchange Commission (the “Commission”) on September 1, 2011 (the “Original 10-K”).  This Form 10-K/A is being filed solely to (i) amend and restate in its entirety the Exhibit Index of the original 10-K, and (ii) to re-file Exhibit 4.8, the Credit Agreement, by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank, dated as of August 25, 2011 (the “Credit Agreement”), in each case in response to comments we received from the Commission on a confidential treatment request we made for certain portions of the exhibits.

We have not been requested to, and we are not, restating our financial results; this Form 10-K/A does not change our previously reported consolidated financial statements (reported in the Original 10-K) or make any other changes to the Original 10-K.  Only Exhibit 4.8, as now redacted, and Item 15 (Exhibits) of Part IV have been amended, and this amended report does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures in any way other than as required to reflect the resolution of the comments received from the Staff of the Commission with respect to our application for confidential treatment.  The filing of this Form 10-K/A shall not be deemed an admission that the Original Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.  This Form 10-K/A should be read in conjunction with our subsequent filings with the Commission.

Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that this Form 10-K/A include as exhibits the certifications required of the Company’s principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.  The Company is not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

TABLE OF CONTENTS

PART IV

Item 15                 Exhibits And Financial Statement Schedules

SIGNATURES

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
Date: April 19, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/N. Roderick McGeachy, III	Director, Chairman of the Board,	April 19, 2012
N. Roderick McGeachy, III	President and Chief Executive Officer (principal executive officer)
/s/Joseph C. Talley	Chief Accounting Officer	April 19, 2012
Joseph C. Talley	(principal financial and accounting officer )

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference (if applicable)
	Exhibit Number and Description		Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	0-18927	3.1

	4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/12/10	0-18927	4.3

	4.4	Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009	10-Q	2/12/10	0-18927	4.4

	4.5	Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009	10-Q	2/12/10	0-18927	4.5

	4.6	Amendment No. 3 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of May 10, 2009	10-Q	5/13/10	0-18927	4.6

	4.7	Amendment No. 4 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2011	10-Q	5/12/11	0-18927	4.7

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference (if applicable)
		Exhibit Number and Description	Form	Date	File No.	Exhibit

	4.8	Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011** (Confidential Treatment Requested)	N/A	N/A	N/A	N/A

(10)	Material Contracts

	10.1	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and certain of its Directors	S-1	12/17/90	33-37588	10.16

	10.2	Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan for Non-Employee Directors*	S-8	2/10/94	33-75114	28.1

	10.3	Amendment No. 4 to the Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan For Non-Employee Directors*	10-Q	5/10/02	0-18927	10.39

	10.4	Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	S-8	6/03/96	333-08579	99.1

	10.5	Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	S-8	12/12/97	333-42211	99.1

	10.6	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1997 Employee Stock Option Plan*	10-Q	5/10/02	0-18927	10.38

	10.7	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Dr. James F. Gaertner*	S-8	5/15/02	333-88276	10.2

	10.8	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Gene Stallings*	S-8	5/15/02	333-88276	10.4

	10.9	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Roger R. Hemminghaus*	S-8	5/15/02	333-88276	10.5

	10.10	Nonqualified Stock Option Agreement for Non-Employee Directors, dated October 16, 2001, by and between Tandy Brands Accessories, Inc. and Colombe M. Nicholas*	S-8	5/15/02	333-88276	10.6

	10.11	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

10.12	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.39

10.13	Form of Employee Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.40

10.14	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.41

10.15	Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.42

10.16	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	10-K	9/22/06	0-18927	10.35

10.17	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/12/10	0-18927	10.1

10.18	Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009	10-Q	2/12/10	0-18927	10.2

10.19	Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009	10-Q	2/12/10	0-18927	10.3

10.20	Amendment No. 3 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of May 10, 2009	10-Q	5/13/10	0-18927	10.3

10.21	Amendment No. 4 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2011	10-Q	5/12/11	0-18927	4.7

10.22	Amendment No. 1 to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/21/07	0-18927	10.38

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

10.23	Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan with N. Roderick McGeachy, III dated October 1, 2008*	10-Q	11/10/08	0-18927	10.2

10.24	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors dated December 31, 2008*	10-Q	2/4/09	0-18927	10.2

10.25	Form of Tandy Brands Accessories, Inc. Fiscal 2009 Performance Unit Award Agreement*	10-Q	2/4/09	0-18927	10.6

10.26	Form of Tandy Brands Accessories, Inc. Fiscal 2010 Performance Unit Award Agreement*	10-K	8/27/09	0-18927	10.49

10.27	Consulting Agreement by and between Tandy Brands Accessories, Inc. and J.S.B. Jenkins effective as of May 8, 2009*	10-Q	5/14/09	0-18927	10.8

10.28	Summary of Fiscal 2012 Management Incentive Plan for Tandy Brands Accessories, Inc.*	8-K	6/30/11	0-18927	10.1

10.29	Summary of 2012 Long-Term Incentive Program for Tandy Brands Accessories, Inc.*	8-K	6/30/11	0-18927	10.2

10.30	Agreement to Provide Severance Pay by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III dated as of April 22, 2010*	10-Q	5/13/10	0-18927	10.1

10.31	Change of Control Agreement by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III dated as of April 22, 2010*	10-Q	5/13/10	0-18927	10.2

10.32	Industrial Lease Agreement between Pinnacle Industrial Center Limited Partnership, as Landlord, and Tandy Brands Accessories, Inc., as Tenant, dated September 24, 1999; First Amendment to Industrial Lease Agreement dated January 5, 2000; Second Amendment to Industrial Lease Agreement with Pinnacle Industrial Dallas, Inc. dated September 4, 2003; Third Amendment to Industrial Lease Agreement dated August 24, 2009 with The Realty Associates Fund VII, L.P.; Fourth Amendment to Industrial Lease Agreement dated October 6, 2009	10-K	8/26/10	0-18927	10.32

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference (if applicable)
		Exhibit Number and Description	Form	Date	File No.	Exhibit

	10.33	Form of Tandy Brands Accessories, Inc. Fiscal 2011 Performance Unit Award Agreement*	10-K	8/26/10	0-18927	10.33

	10.34	Form of Tandy Brands Accessories, Inc. Fiscal 2012 Performance Unit Award Agreement*	10-K	9/1/2011	0-18927	10.34

	10.35	Fiscal 2012 Compensation Summaries*	10-K	9/1/2011	0-18927	10.35

	10.36	Services Agreement between RDMartin, Ltd. and Tandy Brands Accessories, Inc. dated as of January 2, 2011*	10-Q	2/10/11	0-18927	10.1

	10.37	Separation Agreement and Release of Claims between M.C. Mackey and Tandy Brands Accessories, Inc., effective January 14, 2011*	10-Q	2/10/11	0-18927	10.2

	10.38	Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011 (Confidential Treatment Requested) (Incorporated by reference to Exhibit 4.8)**	N/A	N/A	N/A	N/A

	10.39	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to Tandy Brands Accessories, Inc. 2002 Omnibus Plan (2011)*	10-K	9/1/2011	0-18927	10.39

(16)	Letter Regarding Change in Certifying Accountant		8-K	5/19/11	0-18927	16.1

(21)	Subsidiaries of the Registrant

	21.1	List of Subsidiaries	10-K	9/1/2011	0-18927	21.1

(23)	Consents of Experts and Counsel

	23.1	Consent of Grant Thornton LLP	10-K	9/1/2011	0-18927	23.1

	23.2	Consent of Ernst & Young LLP	10-K	9/1/2011	0-18927	23.2

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Principal Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Principal Financial Officer)**	N/A	N/A	N/A	N/A

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference (if applicable)
		Exhibit Number and Description	Form	Date	File No.	Exhibit

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)	10-K	9/1/2011	0-18927	32.1

__________________
*	Management contract or compensatory plan
**	Filed herewith