Form 10-Q
period 2012-03-31
TANDY BRANDS ACCESSORIES INC
filed 2012-05-14
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934
____________________

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes     [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class	Number of shares outstanding at May 11, 2012
Common stock, $1.00 par value	7,078,931

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Operations
(in thousands except per share amounts)

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Net sales	$23,862	$28,406	$96,039	$100,541
Cost of goods sold	16,288	19,560	65,285	67,251
Gross margin	7,574	8,846	30,754	33,290
Selling, general and administrative expenses	9,817	10,912	29,234	35,369
Depreciation and amortization	549	646	1,699	1,937
Acquisition related costs	-	-	-	50
Total operating expenses	10,366	11,558	30,933	37,356
Operating loss	(2,792)	(2,712)	(179)	(4,066)
Interest expense	(207)	(209)	(956)	(680)
Other income (expense)	(2)	1	(13)	156
Loss before income taxes	(3,001)	(2,920)	(1,148)	(4,590)
Income tax expense	64	155	266	452
Net loss	$(3,065)	$(3,075)	$(1,414)	$(5,042)
Loss per common share	$(0.43)	$(0.44)	$(0.20)	$(0.72)
Loss per common share assuming dilution	$(0.43)	$(0.44)	$(0.20)	$(0.72)
Weighted average common shares outstanding	7,074	6,972	7,074	6,970
Weighted average common shares outstanding assuming dilution	7,074	6,972	7,074	6,970

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands)

	March 31 2012	June 30 2011	March 31 2011
Assets
Current assets:
Cash and cash equivalents	$287	$414	$283
Restricted cash	-	1,450	1,443
Accounts receivable	7,881	14,286	18,886
Inventories	26,894	28,945	35,781
Other current assets	3,508	8,073	3,596
Total current assets	38,570	53,168	59,989
Property and equipment, net	5,719	6,525	6,753
Other assets:
Intangibles	4,311	4,936	5,152
Other assets	929	790	781
Total other assets	5,240	5,726	5,933
	$49,529	$65,419	$72,675
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$5,326	$8,145	$5,986
Accrued compensation	1,361	1,900	1,697
Accrued expenses	1,534	2,267	1,740
Credit facility	7,563	17,935	19,942
Total current liabilities	15,784	30,247	29,365
Other liabilities	4,433	4,243	4,084
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	-	-	-
Common stock, $1.00 par value, 10,000 shares authorized, 7,075 shares, 7,075 shares and 6,972 shares issued and outstanding, respectively	7,075	7,075	6,972
Additional paid-in capital	34,141	34,119	34,193
Accumulated deficit	(13,732)	(12,318)	(3,884)
Other comprehensive income	1,828	2,053	1,945
Total stockholders' equity	29,312	30,929	39,226
	$49,529	$65,419	$72,675

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Cash Flows
(in thousands)

	Nine Months Ended March 31
	2012	2011
Cash flows provided (used) by operating activities:
Net loss	$(1,414)	$(5,042)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Deferred income taxes	54	54
Doubtful accounts receivable provision	907	324
Depreciation and amortization	1,889	2,118
Stock compensation expense	72	(68)
Amortization of debt costs	168	52
Other	(5)	(116)
Changes in assets and liabilities:
Accounts receivable	5,470	(525)
Inventories	1,946	(4,118)
Other assets	4,018	3,166
Accounts payable	(3,221)	(7,314)
Accrued expenses	(1,132)	(1,083)
Net cash provided (used) by operating activities	8,752	(12,552)
Cash flows provided (used) by investing activities:
Acquisition	-	(245)
Purchases of property and equipment	(495)	(736)
Sales of property and equipment	191	2,778
Net cash provided (used) by investing activities	(304)	1,797
Cash flows provided (used) by financing activities:
Change in cash overdrafts	414	(265)
Change in restricted cash	1,447	-
Net borrowings (repayments) under credit facility	(10,369)	10,474
Net cash provided (used) by financing activities	(8,508)	10,209
Effect of exchange-rate changes on cash and cash equivalents	(67)	(1)
Net decrease in cash and cash equivalents	(127)	(547)
Cash and cash equivalents beginning of year	414	830
Cash and cash equivalents end of period	$287	$283

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

Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year.  As a result, sales and operating results for the nine months of fiscal 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.

Note 2 - Fair Value Measurements

We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or inputs that are unobservable and significant to the fair value measurement (Level 3 inputs).  Our financial instruments consist primarily of cash, trade receivables and payables, and our credit facility.  The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values.  Our credit facility, which was entered into effective August 25, 2011 (and amended January 20, 2012 and May 11, 2012), bears interest at floating market interest rates; therefore, we believe the fair value of amounts borrowed approximates the carrying value.  At March 31, 2012 and June 30, 2011, no other material assets or liabilities were measured at fair value.

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

Note 4 - Business Segment Information

We sell our products through all major retail distribution channels throughout North America, including mass merchants, national chain stores, department stores, specialty stores, catalog retailers, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.  Our business segments are based on product categories: (1) accessories, which includes belts and small leather goods, and (2) gifts.  Each segment is measured by management based on income consisting of net sales less cost of goods sold, product distribution expenses, and royalties utilizing accounting policies consistent in all material respects with those described in Note 2 of the notes to consolidated financial statements included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 1, 2011.  No inter-segment revenue is recorded.  Assets, related depreciation and amortization, and selling, general and administrative expenses are not allocated to the segments.

The following table presents operating information by segment and reconciliation of segment income (loss) to our consolidated operating loss (in thousands):

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Net sales:
Accessories	$22,158	$26,828	$66,402	$79,409
Gifts	1,704	1,578	29,637	21,132
	$23,862	$28,406	$96,039	$100,541
Segment income (loss):
Accessories	$4,703	$4,891	$14,086	$13,118
Gifts	(962)	(861)	3,657	2,432
	3,741	4,030	17,743	15,550
Selling, general and administrative expenses	(5,984)	(6,096)	(16,223)	(17,629)
Depreciation and amortization	(549)	(646)	(1,699)	(1,937)
Acquisition related costs	-	-	-	(50)
Operating loss	$(2,792)	$(2,712)	$(179)	$(4,066)

Note 5 – Credit Facility

We have a $35 million credit facility, which expires in August 2015.  This facility was amended effective January 20, 2012 and May 11, 2012 to extend the time period required to deliver certain post-close deliverables and title matters related to real property, and to modify certain definitions used in the credit agreement.  At March 31, 2012, we had $3.4 million borrowing availability based on our accounts receivable and inventory levels, outstanding letters of credit totaling $1.4 million, and $7.6 million outstanding borrowings under the facility.  Borrowings and letters of credit bear interest at either the daily three-month LIBOR rate plus 3.75% or a fixed LIBOR rate for three months plus 3.75%.

The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries.  The credit facility contains certain negative covenants and it requires the maintenance of a specified profitability, fixed charge coverage and minimum availability covenant, which, if not met, could adversely impact our liquidity.  The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying debt, and making certain property transfers.  In addition, the facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements.

On May 11, 2012 we obtained a waiver from our lender for violation of the profitability covenant and fixed charge coverage covenant.  These violations were driven by recognizing a $900,000 provision for doubtful accounts for one customer as of March 31, 2012, due to the customer’s financial difficulties raising doubts about the customer’s ability to make payment in the foreseeable future.  Excluding the impact of this event, which drove the violation and subsequent waiver, we were in compliance with all covenants as of March 31, 2012.

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

Our Canadian subsidiary had a CAD $1.4 million credit facility (direct advances limited to U.S. $1.1 million) with interest at the lender’s prime or U.S. base rates.  The facility was secured by cash, credit balances, and/or deposit instruments of CAD $1.4 million.  In connection with the consummation of our current $35 million credit facility in the first quarter of fiscal 2012, our Canadian subsidiary’s facility was terminated and all borrowings were paid and obligations were fulfilled.

Note 6 - Long-Term Incentive Award

During the nine months of fiscal 2012, we issued 1.0 million performance units, comprised 50% of cash and 50% of phantom shares of our common stock, to certain employees.  Each unit has a $1.00 assigned value and the number of phantom shares of common stock attributable to each award was determined based on the fair market value of our common stock on the date of grant, which was either $1.725 or $1.975 per share.  The units earned (or to be earned) during the performance cycle (July 1, 2011 through June 30, 2013) vary from 0% to 200% of the units awarded based on our basic earnings per share for each of the two fiscal years ending June 30, 2012 and June 30, 2013, respectively, excluding the effects of accounting principles changes, extraordinary items, recognized capital gains and losses and, as determined by our board of directors (the “Board”), one-time, non-operating items.  Assuming continued employment, if, at the end of the two-year performance cycle, at least the threshold performance level has been achieved, the performance units will cliff vest and all such performance units, including those comprised of phantom shares of our common stock, to the extent earned, will generally be settled in cash (if shares are available under our benefit plans, the Board may, in its discretion, settle the phantom shares attributable to an award in shares of our common stock).  Notwithstanding the foregoing, (i) if there is a change in control, 100% of the phantom units awarded to employees vest and, (ii) upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement of an employee who has been awarded such performance units, a fraction of such performance units earned by such employee vest based on the number of years employed during the performance cycle.  As of March 31, 2012, we expect 439,000 of the 1.0 million units granted to vest (60,000 units were forfeited), which, based on a combination of (A) $1.00 value per performance unit (for the portion comprised in cash) and (B) the market price of our common stock on March 31, 2012 (for the portion comprised in phantom shares of our common stock), would be payable in cash equal to $407,000.

Note 7 - Income Taxes

The following presents components of our income tax provisions (in thousands):

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Federal and state	$8	$12	$81	$46
Deferred federal and state	(1,010)	(1,216)	(286)	(1,944)
Foreign	(15)	80	87	194
Uncertain tax positions	65	35	81	99
Deferred tax valuation allowance	1,016	1,244	303	2,057
	$64	$155	$266	$452

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Statutory rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
State and foreign taxes net of federal tax benefit	0.2	(0.4)	15.6	(0.4)
Uncertain tax positions	2.2	1.2	7.1	2.2
Repatriation of foreign earnings	(0.1)	-	8.1	-
Deferred tax valuation allowance	33.8	38.5	26.4	42.1
	2.1%	5.3%	23.2%	9.9%

At March 31, 2012 we had federal income tax net operating loss carryovers of approximately $49.7 million expiring in 2029 through 2031.  Our deferred tax valuation allowance was approximately $23.5 million.

Through June 30, 2011, we asserted that our foreign earnings were indefinitely reinvested outside the United States, and we were, therefore, not required to provide for U.S. income taxes on those earnings. In connection with our current credit facility, entered into effective August 2011, our Canadian subsidiary guaranteed the outstanding borrowings under this facility. This guarantee is deemed to be an investment by our subsidiary in U.S. property, triggering the repatriation of the subsidiary's earnings in the form of a dividend. The dividend does not result in a current tax liability due to our net operating loss carryforwards; however, the net effect of the repatriation is captured in the tax rate reconciliation above.

Note 8 - Comprehensive Loss

The following presents the components of comprehensive loss (in thousands):

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Net loss	$(3,065)	$(3,075)	$(1,414)	$(5,042)
Currency translation adjustments	154	140	(225)	388
Comprehensive loss	$(2,911)	$(2,935)	$(1,639)	$(4,654)

Note 9 - Loss Per Share

Our basic and diluted loss per common share are computed as follows (in thousands except per share amounts):

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net loss	$(3,065)	$(3,075)	$(1,414)	$(5,042)
Denominator for basic and diluted earnings per share:	7,074	6,972	7,074	6,970
Loss per common share	$(0.43)	$(0.44)	$(0.20)	$(0.72)
Loss per common share assuming dilution	$(0.43)	$(0.44)	$(0.20)	$(0.72)

Potentially dilutive securities which could have had an antidilutive effect on our per share results of operations were (in thousands except per share amounts):

	March 31
	2012	2011
Stock options (exercise prices per share: 2012 - $1.98 to $15.60; 2011 - $5.31 to $15.60)	269	321

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

BUSINESS

We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, gifts, and small leather goods.  Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including TOTES®, WOLVERINE®, EDDIE BAUER®, THE SHARPER IMAGE®, ELIE TAHARI®, MISS ME®, SPERRY®, HAGGAR®, EILEEN WEST®, BONE COLLECTOR®, ARNOLD PALMER®, KODIAK®, TERRA®, ROLFS®, AMITY®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, CHAMBERS BELT COMPANY®, ABSOLUTELY FRESH®, SURPLUS®, as well as private brands for major retail customers.  We sell our products through all major retail distribution channels throughout North America, including, without limitation, mass merchants, national chain stores, department stores, specialty stores, catalog retailers, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.  We were incorporated as a Delaware corporation on November 1, 1990.

Significant Events
During the nine months of fiscal 2012, net sales of our gifts segment increased $8.5 million, or 40%, primarily driven by strong performance of our totes® and Eddie Bauer® licenses.  During the second fiscal quarter, we executed an amendment to extend our totes® license for an additional four years.

During the first half of fiscal 2012, our largest customer decreased inventory replenishment ordering levels which reduced our net sales by approximately $5.7 million.  Our share of space on the retail fixtures with this customer has not materially changed.  We believe lower consumer demand for apparel drove retail inventories higher at this customer for the first half of the fiscal year.  During the third quarter of fiscal 2012, inventory replenishment ordering levels normalized.

During the third quarter of fiscal 2012, we recognized a $900,000 provision for doubtful accounts for one customer due to the customer’s financial difficulties raising doubts about the customer’s ability to make payment in the foreseeable future.

During the nine months of fiscal 2012, we made investments to procure and launch our new licenses and incurred costs of $213,000 and $597,000 for the third quarter and nine months of fiscal 2012, respectively.  These costs include charges for personnel, travel, and samples, which are included in selling, general and administrative expenses.   During the nine months of fiscal 2012, there were an immaterial amount of sales to offset these initial investment costs.

During the third quarter of fiscal 2012, we consolidated certain facilities to simplify operations and reduce operating expenses.  In connection with this consolidation, we incurred lease termination ($39,000), severance ($73,000) and other costs ($110,000) which were included in selling, general and administrative expenses.  We expect these consolidation initiatives will result in approximately $475,000 in annual cost savings.

During the third quarter of fiscal 2012, we announced the execution of new licensing agreements with brands Sperry Top-Sider® and Arnold Palmer®.  The terms for each of the Sperry Top-Sider® and Arnold Palmer® agreements are through January 31, 2016 and December 31, 2016, respectively.  Under the terms of the Sperry Top-Sider® agreement, we will distribute belts, shoulder bags and small leather goods for both men and women through department stores, specialty retail locations throughout the United States and Canada, Sperry Top-Sider’s own retail stores, and on sperrytopsider.com.  Under the terms of the Arnold Palmer® agreement, we will distribute belts through green grass shops, off-course golf specialty stores, department stores as well as in corporate and e-commerce shops.  Revenues from both of these new licenses are expected to benefit accessories segment results in calendar 2013.

During the first quarter of fiscal 2012, we announced the execution of new licensing agreements with brands Elie Tahari® (accessories segment),   Miss Me® (accessories segment), and The Sharper Image® (gifts segment).  The terms for each of the Elie Tahari®, Miss Me® and The Sharper Image® agreements are through December 31, 2014, December 31, 2014 and December 31, 2016, respectively.  Under the terms of the agreements, we will distribute belts or gifts among a wide array of channels, including but not limited to, national retail and department stores, clubs and specialty and boutique stores.  Revenues from these new licenses are expected to benefit results in the fourth quarter of fiscal 2012.

Effective August 25, 2011, we replaced our prior $27.5 million credit facility with our current $35 million credit facility, which expires August 2015.  Our current credit facility is guaranteed by substantially all of our and our subsidiaries assets, and requires a specified profitability and fixed charge coverage and a minimum availability.  We believe this facility will provide us with sufficient availability to fund our operations in the foreseeable future and give us the additional flexibility to purchase inventory required to meet our organic growth expectations.

Related Party Transaction
During the nine months of fiscal year 2012, we purchased $3.7 million of accessories inventory from an entity affiliated with Chiang Chih-Chiang, a passive shareholder of the Company.  Although it is likely that we will continue our purchasing relationship with this existing shareholder, we believe there are numerous sources of products available at similar terms and conditions, and we do not believe the success of our operations is dependent on this or any one or more of our present suppliers.

FISCAL 2012 COMPARED TO FISCAL 2011

Business Segments
The following presents sales, gross margins, and operating expenses for our business segments (in thousands of dollars):

	Three Months Ended March 31		Nine Months Ended March 31
	2012	2011	2012	2011
Net sales:
Accessories	$22,158	$26,828	$66,402	$79,409
Gifts	1,704	1,578	29,637	21,132
	$23,862	$28,406	$96,039	$100,541
Gross margin:
Accessories	$7,533	$8,755	$22,489	$26,046
Gifts	41	91	8,265	7,244
	$7,574	$8,846	$30,754	$33,290

Gross margin percent of sales:
Accessories	34.0%	32.6%	33.9%	32.8%
Gifts	2.4%	5.8%	27.9%	34.3%
	31.7%	31.1%	32.0%	33.1%

Operating expenses:
Accessories	$2,830	$3,865	$8,403	$12,928
Gifts	1,003	951	4,608	4,812
	$3,833	$4,816	$13,011	$17,740

Net Sales and Gross Margins
Our fiscal 2012 third quarter net sales were $23.9 million, which was $4.5 million, or 16%, lower than the comparable prior year period.  Net sales for our accessories segment were $22.2 million for the third quarter of fiscal 2012, which was $4.7 million, or 17%, lower than in the third quarter of fiscal 2011, primarily due to lower sales from exited product categories ($1.8 million) and new men’s belt assortments that shipped to a major customer in the prior period as a result of additional retail space procured.  This decline was partially offset by lower customer deductions.  Gifts segment net sales of $1.7 million for the third quarter of fiscal 2012 were $126,000, or 8% higher than in the prior year, primarily due to new sales under our Eddie Bauer® and The Sharper Image® licenses.

Our net sales for the nine months of fiscal 2012 were $96.0 million, which was $4.5 million lower than the comparable prior year period.  Accessories segment net sales of $66.4 million for the nine months of fiscal 2012 were $13.0 million, or 16%, lower than in the nine months of fiscal 2011 primarily due to lower sales from exited product categories ($4.5 million), lower levels of replenishment orders by our largest customer in the first half of the fiscal year, and not repeating the new men’s belt assortment roll-out that occurred in the prior year.  This decline was partially offset by lower customer deductions and belt returns in the prior year that did not recur.  Gifts segment net sales of $29.6 million for the nine months of fiscal 2012 were $8.5 million, or 40%, greater than in the prior year, primarily due to increased holiday shipments resulting from organic growth in our totes® license and new sales under our Eddie Bauer® license.

Gross margins were 31.7% and 31.1% for the third quarters of fiscal 2012 and 2011, respectively.  Accessories segment margins increased from 32.6% in the third quarter of fiscal 2011 to 34.0% in the third quarter of the current fiscal year primarily because of improvements in sales mix due to exiting unprofitable non-core product categories, lower inventory write-offs and lower customer deductions.  The gifts segment margin was 340 basis points lower in the fiscal 2012 third quarter compared to the same quarter last year, primarily due to product mix of close-out sales.

Gross margins were 32.0% and 33.1% for the nine months of fiscal 2012 and 2011, respectively.  Accessories segment margins increased from 32.8% in the nine months of fiscal 2011 to 33.9% for the nine months of the current fiscal year, primarily because of lower sales in less profitable exited product categories and lower write-offs associated with belt inventory returned by certain customers.  The gifts segment margin was 640 basis points lower in the nine months of 2012 compared to the comparable period in the prior year due to a higher mix of customer-direct shipments in the current year period, higher freight and materials costs and higher sales to our higher volume, lower margin customers. Customer-direct shipments carry lower gross margins because these goods are shipped from our suppliers to our customers and are not handled in our distribution centers, reducing the associated selling, general and administrative costs.

Operating Expenses
Total segment operating expenses were lower in the third quarter and in the nine months of fiscal 2012 by $1.0 million and $4.7 million, respectively, when compared to comparable prior year periods, primarily due to decreases in variable distribution labor, customer chargebacks and facilities costs.

Total selling, general and administrative expenses of $9.8 million for the third quarter of fiscal 2012 were $1.1 million, or 10%, lower than the third quarter of fiscal 2011 ($10.9 million).  The reductions were primarily due to decreases in expenses such as variable distribution labor and compensation and facilities costs.  This decline was offset partially by higher bad debt provisions ($900,000), investment in new licenses ($213,000) and facilities consolidation charges ($222,000) which are not expected in future periods.

Total selling, general and administrative expenses of $29.2 million for the nine months of fiscal 2012 were $6.1 million, or 17%, lower than the nine months of fiscal 2011 ($35.3 million).  The reductions were primarily due to decreases in expenses such as variable distribution labor, compensation and facilities costs, and professional services.  This decline was offset partially by higher bad debt provisions ($900,000), investment in new licenses ($597,000) and facilities consolidation charges ($222,000) which are not expected in future periods.

Interest and Taxes
Interest expense was flat in the third fiscal quarter when compared to the prior year period due to savings from lower outstanding borrowings during the current year quarter, offset by interest incurred from an early payment program we entered into with our lender and our largest customer late in the first quarter of fiscal 2012.  The early payment program bears interest at the LIBOR rate plus 1.25%.

Interest expense was higher in the nine months of fiscal 2012 by $276,000 when compared to the prior year period.  This increase was primarily due to a $98,000 write-off of costs capitalized in connection with our previous credit facility and interest incurred from the early payment program with our lender and largest customer.  This increase was offset partially by savings from lower outstanding borrowings during the current year.

Information about our income taxes is incorporated herein by reference to Note 7 of the notes to unaudited consolidated financial statements in Item 1 of this Quarterly Report.

SEASONALITY

Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year.  As a result, sales and operating results for the nine months of fiscal 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity, which we believe will provide adequate financial resources for our foreseeable working capital needs, are cash flows from operating activities and our credit facility ($3.4 million borrowing availability at March 31, 2012).  Information about our credit facility is incorporated herein by reference to Note 5 of the notes to unaudited consolidated financial statements included in Item 1 of this Quarterly Report.

Nine months fiscal 2012 net cash from operating activities was $21.3 million higher than in the comparable period of the prior year, primarily driven by the following:  $6.0 million lower current year accounts receivable due to faster collections on receivables with our largest customer; $6.9 million lower current year inventory and other assets due to efforts to reduce our inventory levels; and $4.0 million lower funding of accounts payable and accrued expenses due to earlier payments for gift inventory in the fourth quarter of the prior fiscal year.

Investing activities for the nine months of fiscal 2012 primarily consisted of purchases of operating equipment for our distribution facilities and sale of one of our idle facilities located in Yoakum, Texas.  Investing activities for the comparable period of the prior year primarily consisted of the $2.7 million sale of our idle distribution center located in West Bend, Wisconsin, purchases of additional racking and other various leasehold improvements for our distribution facilities and completion of our acquisition of MCM.

Financing activities included credit facility net repayments of $10.4 million in the nine months of fiscal 2012 and net borrowings of $10.5 million for the prior year period.  This $20.9 million improvement from the prior year was due to cash inflows generated from operations during the current year, the elimination of the requirement to maintain compensating balances with our Canadian subsidiary’s lender in connection with the termination of the Canadian subsidiary’s credit facility, and the use of previously restricted cash to pay down our outstanding debt balance.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TANDY BRANDS ACCESSORIES, INC. (Registrant)

May 14, 2012	/s/ N. Roderick McGeachy, III
N. Roderick McGeachy, III President and Chief Executive Officer (Principal Executive Officer)

/s/ Joseph C. Talley
Joseph C. Talley Chief Accounting Officer (Principal Financial and Accounting Officer)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)
		Exhibit Number and Description	Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	0-18927	3.1

	4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011	10-K/A	4/19/12	0-18927	4.8

	4.4	Amendment No. 1 to Credit Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of January 20, 2012	10-Q	2/10/12	0-18927	4.9

	4.5	Amendment No. 2 to Credit and Security Agreement dated as of August 25, 2011 and Waiver by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 11, 2012 **	N/A	N/A	N/A	N/A

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Accounting Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Chief Executive Officer and Chief Accounting Officer)**	N/A	N/A	N/A	N/A

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
_______
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