Form 10-K
period 2012-06-30
TANDY BRANDS ACCESSORIES INC
filed 2012-09-04
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2012                                                   Commission File Number 0-18927

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
[ ] Yes [x] No

The aggregate market value of the voting common equity held by non-affiliates based upon the closing price of the common stock on the NASDAQ Global Market on December 31, 2011 was $6,430,800.  Shares of common stock held by executive officers and directors have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 7,133,970 shares of common stock, par value $1.00 per share, outstanding on August 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on October 16, 2012 are incorporated by reference into Part III of this Form 10-K.

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

PART I
ITEM 1 - BUSINESS

General

We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, gifts, small leather goods and bags.  Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including SPERRY TOP-SIDER®, ELIE TAHARI®, EDDIE BAUER®, TOTES®, MISS ME®, THE SHARPER IMAGE®, WOLVERINE®, HAGGAR®, ARNOLD PALMER®, DOCKERS®, EILEEN WEST®, BONE COLLECTOR®, KODIAK®, TERRA®, ROLFS®, AMITY®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, CHAMBERS BELT COMPANY®, ABSOLUTELY FRESH®, SURPLUS®, as well as private brands for major retail customers.  We sell our products through all major retail distribution channels throughout North America, including, without limitation, mass merchants, national chain stores, department stores, specialty stores, catalog retailers, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.  We were incorporated as a Delaware corporation on November 1, 1990.

Significant Business Developments

Significant business developments in fiscal 2012 included:

•	August 2011 - Entered into a new four-year, $35 million credit facility.
•	September 2011 – Announced the execution of licensing agreements with national brands Miss Me® and Elie Tahari®.
•	October 2011 – Announced the execution of a licensing agreement with national brand The Sharper Image®.
•	November 2011 – Executed an amendment to extend our totes® license for an additional four years.
•	January 2012 – Announced the execution of a licensing agreement with national brand Arnold Palmer®.
•	February 2012 – Announced the execution of a licensing agreement with national brand Sperry Top-Sider®.

•
February 2012 – Consolidated certain facilities, which was completed as of June 30, 2012, with anticipated annual savings of approximately $500,000, designed to simplify operations and reduce selling, general and administrative expenses.

•	March 2012 – Recorded a $900,000 provision for doubtful accounts on past due balance from one close-out customer who experienced financial difficulties.

Information about the new license agreements, cost-savings initiatives, provision for doubtful accounts, and credit facility is incorporated herein by reference to Notes 3 and 5 of the notes to the consolidated financial statements included in Item 8 of this Annual Report.

Product Lines

Our primary products, which we sell under proprietary, licensed, and private brand names, consist of belts, gifts, and small leather goods, such as wallets.  For fiscal 2012, our product categories, expressed as a percentage of total net sales, were:

Belts	60.2%
Gifts	26.7%
Small leather goods	8.3%
Other products	4.8%

We are organized along product categories and have two reportable segments: (1) accessories, which include belts, small leather goods and bags, and (2) gifts.  In fiscal 2012, accessories represented 73.3% of our net sales and gifts accounted for 26.7% of our net sales.

Belts
We, along with our predecessors, have manufactured and marketed belts for over 90 years, and belts remain our largest single product category.  In fiscal 2012, belt sales of $70.8 million accounted for 60.2% of our net sales.  We serve a variety of consumers in the men’s, women’s, juniors, young men’s and children’s belts markets across four categories:  casual, work, dress and golf.

Gifts
We distribute a broad range of gifts, including products such as flashlights, tabletop games, novelty gifts, auto accessories, digital coin banks and outdoor tools and gadgets.  Gift sales were $31.4 million, or 26.7%, of our net sales, in fiscal 2012.  In connection with our June 2011 restructuring plan, we exited development of sports beads products.  Sales of sports beads were $484,000 and $1.3 million in fiscal 2012 and 2011, respectively.  Sales for sports beads are expected to be immaterial in fiscal 2013.

Small Leather Goods
Our small leather goods consist primarily of men’s and women’s wallets.  Sales of small leather goods were $9.8 million, or 8.3% of our net sales, in fiscal 2012.  In connection with our June 2011 restructuring plan, we pared our assortments in certain women’s fashion wallets.  Sales of pared wallets were $2.8 million and $6.0 million in fiscal 2012 and 2011, respectively.  Sales for women’s fashion wallets are expected to be immaterial in fiscal 2013.

Other Products
Other products consist primarily of suspenders.  Sales of other products were $5.6 million, or 4.8% of our net sales, in fiscal 2012.  In connection with our June 2011 restructuring plan, we exited development of certain product categories such as neckwear, hunting accessories and certain eyewear assortments.  Sales of these exited product categories were $349,000 and $1.6 million in fiscal 2012 and 2011, respectively.  Sales for these products are expected to be immaterial in fiscal 2013.

Our Brands

We sell products under private brands, licensed brands and our own proprietary brands.  Our net sales by brand type in fiscal 2012 were (in millions):

Type	Net Sales	% of Total
Private brands	$72.0	61.2%
Licensed brands	31.8	27.0
Proprietary brands	13.8	11.8
	$117.6

Private Brand Products
In fiscal 2012 private brand products accounted for $72.0 million, or 61.2% of our net sales.  In a private brand program we are responsible for designing and delivering products for select retailers according to their unique requirements.  These programs offer our customers exclusivity and pricing control over their products, both of which are important factors in the retail marketplace.  We believe our flexible sourcing capabilities, electronic inventory management and replenishment systems, and design, product development, and merchandising expertise provide retailers with a superior alternative to direct sourcing of their private brand products.

Licensed Brands
We have exclusive license agreements for several well recognized brands, including Sperry Top-Sider®, Elie Tahari®, Eddie Bauer®, totes®, Miss Me®, The Sharper Image®, Wolverine®, Haggar®, and Arnold Palmer®.

Generally, our license agreements cover specific products and require us to pay royalties ranging from 3% to 10% of net sales.  The terms of the agreements are typically three to five years, with options to extend the terms, provided certain sales or royalty minimums are achieved.  For fiscal 2012, sales of licensed products accounted for $31.8 million, or 27.0% of our net sales.  Sales of totes® gifts were $26.9 million, or 23.0% of our net sales.  No sales associated with any other individual license agreement accounted for more than 5% of our net sales in fiscal 2012.  We continually evaluate our portfolio of licensed brands and may discontinue or renew licenses when they expire, or acquire additional licenses to improve our portfolio.

Additional information about our license agreements is incorporated herein by reference to Note 3 of the notes to the consolidated financial statements included in Item 8 of this Annual Report.

Proprietary Brands
In addition to our licensed and private brands, we market products under our own registered trademarks and trade names.  We own leading and well recognized trademarks such as Rolfs®, Amity®, Canterbury®, Prince Gardner®, Princess Gardner®, Chambers Belt Company®, Absolutely Fresh®, and Surplus®.  Net sales under our proprietary brands were $13.8 million, or 11.8% of our net sales, in fiscal 2012.

Product Distribution
We sell our products to a variety of retail outlets, including:

Department stores	Office supply stores
Specialty stores	E-commerce websites
Mass merchants	National chain stores
United States military retail exchange operations	Outlet stores
Golf pro shops	Sporting goods stores
Supermarkets	Individual specialty stores
Uniform stores	Catalog retailers
TV shopping networks	Shoe stores
Drug stores	Wholesale clubs

Our key brands and each brand’s targeted distribution channels and primary products are:

Brand	Distribution Channel	Products
Sperry Top-Sider®	Department stores	Belts
	National chain stores Specialty stores	Shoulder bags Small leather goods

Elie Tahari®	Department stores	Belts
National chain stores Specialty stores

Eddie Bauer®	Department stores	Belts
	National chain stores Wholesale clubs	Gifts Small leather goods

totes®	Mass merchants	Gifts
National chain stores
Department stores
Specialty stores Wholesale clubs

Miss Me®	Department stores	Belts
National chain stores Specialty stores

The Sharper Image®	Department stores National chain stores Specialty stores	Gifts

Wolverine®	National chain stores	Belts
	Specialty stores	Small leather goods
	Sporting goods stores	Gifts

Haggar®	Department stores	Belts Small leather goods

Arnold Palmer®	Specialty stores	Belts
Golf pro shops

Dockers®	Department stores	Belts
National chain stores

Eileen West®	Department stores	Small leather goods

Bone Collector®	Specialty stores	Belts Small leather goods

Kodiak®	Mass merchants	Belts
Specialty stores

Terra®	Specialty stores	Belts

Rolfs®	National chain stores	Belts
	Department stores	Small leather goods
Specialty stores

Brand	Distribution Channel	Products
Amity®	Mass merchants	Small leather goods
Specialty stores

Canterbury®	Specialty stores	Belts
	Golf pro shops	Small leather goods

Prince Gardner®	Mass merchants	Small leather goods
Specialty stores

Princess Gardner®	Mass merchants	Small leather goods
Chambers Belt Company® Absolutely Fresh®	Specialty stores Specialty stores Specialty stores	Belts Belts

Surplus®	National chain stores	Belts
Small leather goods

Our Rolfs® product line is also sold through our e-commerce web site at www.rolfs.net.

Customers and Customer Relations

We maintain strong relationships with various major retailers throughout North America, including:

Department Stores	National Chains	Mass Merchants
Belk	Kohl’s	Walmart (U.S. and Canada)
Bon-Ton/Carson’s	Tractor Supply	Target
Dillard’s	JCPenney	Fred Meyer
Stage Stores	Casual Male	Ross
Lord & Taylor	Sears (U.S. and Canada)	Stein Mart
Walmart accounted for 46% and 49% of our net sales in fiscal 2012 and 2011, respectively, and Kohl’s accounted for 13% and 11% in fiscal 2012 and 2011, respectively.  No other customer accounted for 10% or more of our total net sales in fiscal 2012 or fiscal 2011.  In fiscal 2012 and 2011 our top ten customers accounted for 77% of net sales.

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

Competition

Competition in the fashion accessories and gifts industries is highly fragmented and intense.  We believe we are a major competitor that is well positioned to compete in both industries.  Our accessories and gifts businesses compete with numerous manufacturers, importers and distributors, such as: Randa/Swank, Cipriani, Fossil, Buxton, Mundi, E&B, Merchsource, JLR, and Excalibur.

We believe our ability to compete successfully is based on our long-term customer relationships, ability to respond to changing customer preferences, superior customer service, national distribution capabilities, proprietary inventory management systems, flexible sourcing, and product design, innovation, and quality.

Growth Strategy

We seek to increase our sales and earnings through a variety of means, including organic growth from increased sales of our current products, as well as growth through new products and license agreements and the acquisition of assets and similar businesses.  Since our incorporation in 1990, we have acquired numerous businesses and licenses, including the Sperry Top-Sider®, Elie Tahari®, Eddie Bauer®, Miss Me®, The Sharper Image®, Wolverine®, Haggar® and Arnold Palmer® licenses, which were acquired in the last two fiscal years.  In the future, we may make additional acquisitions that complement our business and are accretive to our earnings.

Product Sourcing and Production

We have strong relationships with a number of foreign manufacturers who provide products manufactured to our specifications.  Most of our products are manufactured by third-party suppliers in China, the Dominican Republic, India, Italy, and Taiwan, with only a small percentage manufactured in Canada and the U.S.  We own and operate manufacturing facilities in both Mexico and Canada.  In fiscal 2012 and 2011, our two largest suppliers were Xindao Hong Kong Ltd. and Best Development Company.  We do not believe we are exposed to any potentially significant disruption of product flow because a number of suppliers could manufacture our products.  However, any change in suppliers would require significant advance planning due to the two to five month lead times in our industry.

Seasonality of Business

Our quarterly sales and operating results have a seasonal increase in the fall (our first and second fiscal quarters) due primarily to holiday sales.  Quarterly net sales and pretax (loss) income, as percentages of the totals for fiscal 2012 and 2011, were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales
Fiscal 2012	22.7%	38.6%	20.3%	18.4%
Fiscal 2011	23.6%	34.7%	22.9%	18.8%

Pretax (loss) income
Fiscal 2012	(29.9)%	86.6%	(91.9)%	(64.8)%
Fiscal 2011	(19.1)%	6.2%	(22.5)%	(64.6)%

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

Due to the fact that we sell our products to the retail exchange operations of the United States military, and thus are a supplier to the federal government, we must comply with all applicable federal statutes.  Historically, governmental regulations have not necessitated us making any material modifications or accommodations.

Employees

As of June 30, 2012, we employed 539 people, of which 479 employees were full time and 60 were part time.  The following table summarizes the number of full time employees, by location for the last two years:

	2012	2011
United States	226	262
Canada	70	77
Mexico	183	177
Total	479	516

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

Ten customers accounted for 77% of our fiscal 2012 net sales, including Walmart which accounted for 46% of our net sales.  A decision by Walmart or any other major customer, whether motivated by competitive conditions, financial difficulties or otherwise, to significantly change the amount of merchandise purchased from us, or to change the manner of doing business with us, could have a significant effect on our results of operations and financial position.  We attempt to mitigate this exposure by selling our products to a variety of retail customers throughout North America.

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

Certain third-party manufacturers have increasingly marketed and sold products to retailers directly, instead of through companies such as ours, and certain retailers have shifted to direct sales programs.  We believe we provide significant value-added services through our design programs, warehousing and distribution flexibility, retail analytics and our ability to tailor products for specific customers and demographic groups.  However, if our customers decide to increase their level of purchases directly from third-party manufacturers, our sales could be negatively impacted.

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

Our fiscal 2012 net sales included $31.8 million of licensed brand name sales, including $26.9 million of totes® gifts.  If we fail to comply with the terms of our license agreements, or to protect against infringement, such failure could have a material adverse effect on our business.  In addition, certain of our license agreements require minimum royalty payments, regardless of the level of sales of the licensed products.  In the event royalty commitments under these agreements exceed the revenues generated by sales of the licensed products, our operating results would be negatively impacted.  We believe we have good relations with each of our licensors.

Distribution problems could delay product shipments.

Our inventory management and product distribution processes are highly dependent on the computer hardware and software which support these functions.  We believe we have strong disaster recovery plans in place, however, extended electric power, telecommunication, or internet outages, or a catastrophic loss of the hardware or software, could preclude timely delivery of products to our customers and result in a loss of sales.

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

In order to meet the demands of our customers, we must maintain certain levels of inventory of our products.  If our inventory levels exceed customer demand, we may be required to write-down unsold inventory or sell the excess at discounted or close-out prices.  Such actions could significantly impact our operating results and financial condition, and could result in the diminution of the value of our brands.  Our inventory lead times require us to maintain accurate inventory levels, sales of which are driven by consumer purchases at retail.  If we underestimate consumer demand for our products or if we are not able to obtain products in a timely manner, we may experience inventory shortages.  If we are unable to fill customer orders, our relationships with our customers could be damaged and our business could be adversely affected.  See “Our industry is highly subject to consumer preferences” below.

Price increases by our suppliers could negatively affect our operating results.

Most of our products are purchased from third-party suppliers.  If our suppliers increase their prices, or we experience increased freight costs to obtain our products, and we are not able to increase our selling prices, our gross margin and operating results would be materially impacted.

Risks Relating To Our Industry

Our industry is highly subject to consumer preferences.

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

Our industry is highly subject to general economic cycles and retail industry conditions.  When general economic conditions are lower, consumers are often hesitant to use discretionary income to purchase fashion accessories.  Any significant declines in general economic conditions or uncertainties regarding future economic prospects that may affect consumer spending habits could adversely affect our business.

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

These potential effects are difficult to forecast and, when they occur, mitigate.  As a consequence, our operating results for a particular period are difficult to predict and, therefore, prior results are not necessarily indicative of results to be expected in future periods. The occurrence of any of the foregoing circumstances could have a material adverse effect on our business, results of operations, and financial condition and could adversely affect the market price of our common stock.

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

Risks Relating To Our Company

Our Company depends on a limited number of key personnel.  The loss of any one of these individuals could disrupt our business.

Our continued success is highly dependent upon the personal efforts and abilities of our senior executives.  Except for the change of control and severance agreements with our chief executive officer, executive vice president – sales & merchandising/gifts and chief financial officer, we do not have employment or similar contracts with, or maintain key-person insurance on the lives of, any of our senior executives, and the loss of any one of them could disrupt our business.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We own facilities in the United States and Mexico and lease facilities in the United States, Canada, and Hong Kong.  As of June 30, 2012 we owned and leased 224,354 and 520,361 square feet of warehouse and office space, respectively.  We believe our properties are adequate and suitable for the particular uses involved.  The following table summarizes our properties:
Facility Location	Use	Form of Ownership
Yoakum, Texas – 3 facilities (1)	Office and warehouses	Own
Pitiquito, Sonora, Mexico	Manufacturing facilities	Own
Scarborough, Ontario, Canada	Manufacturing and distribution center	Lease
Dallas, Texas	Corporate office and distribution centers	Lease
Los Angeles, California	Office	Lease
Bentonville, Arkansas	Office	Lease
New York, New York	Office and showroom	Lease
Kowloon, Hong Kong	Office	Lease

(1)	All of the Yoakum, Texas facilities are vacant and were classified as held for sale as of June 2012. One building was sold for an immaterial gain on July 6, 2012.

ITEM 3 - LEGAL PROCEEDINGS

We are periodically involved in legal proceedings and litigation arising in the ordinary course of business.  On February 14, 2011, The Belt Company (formerly known as Chambers Belt Company) filed suit against us in the Superior Court of the State of Delaware.  The suit alleges we underpaid Chambers approximately $524,000 in earn-out royalties under the terms of the asset purchase agreement between the parties dated July 9, 2009.  We dispute this allegation and, in fact, have asserted a counterclaim seeking a refund in the amount of $609,000 under the royalty provision of the asset purchase agreement.  At this time, we can make no estimate as to the outcome of the suit.

ITEM 4 – (Removed and Reserved)

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market For Our Common Stock

The principal market for our common stock is The NASDAQ Global Market where it is listed under the symbol “TBAC.”  The high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported on NASDAQ were:

	Fiscal 2012		Fiscal 2011
Quarter Ended	High	Low	High	Low
September 30	$2.33	$1.08	$4.00	$2.95
December 31	$1.29	$0.90	$3.48	$2.57
March 31	$2.14	$0.92	$3.20	$2.50
June 30	$1.96	$1.23	$2.90	$1.55

Stockholders of Record

As of August 31, 2012, we had approximately 475 stockholders of record.

Dividends

No dividends were declared in fiscal 2012 or fiscal 2011.

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

Stock Available Under Equity Compensation Plans

The following table provides information regarding the number of shares of our common stock that may be issued on exercise of outstanding stock options or vesting of performance units under our existing equity compensation plans as of June 30, 2012, which include:

•	1997 Employee Stock Option Plan;

•	2002 Omnibus Plan; and

•	1995 Stock Deferral Plan for Non-Employee Directors.

	(A)		(B)		(C)
Plan Category	Number of Securities To Be Issued upon Exercise Of Outstanding Options, Warrants And Rights		Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Equity Compensation Plans Approved by Stockholders	269,316	(1)	$10.22	(2)	562,387	(3)
______________

(1)	Includes options to purchase common stock under the following plans:

•	1997 Employee Stock Option Plan – 46,500 shares; and

•	2002 Omnibus Plan – 222,816 shares.

(2)	Calculation of weighted-average exercise price does not include performance unit shares under the 2002 Omnibus Plan because they have no exercise price.

(3)
Includes 28,375 shares of common stock issuable under the 1995 Stock Deferral Plan for Non-Employee Directors and 534,012 shares of common stock issuable under the 2002 Omnibus Plan.  Upon adoption of the 2002 Omnibus Plan, the number of shares authorized and reserved for issuance under our previously existing stock option plans were transferred to the 2002 Omnibus Plan and are presently authorized and reserved for issuance under that plan.  All shares of common stock authorized and reserved for issuance on the exercise of outstanding stock options under our previous stock option plans and the 2002 Omnibus Plan will, on the cancellation or expiration of any such stock options, automatically be authorized and reserved for issuance under the 2002 Omnibus Plan.

Stock Repurchases

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2012.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7 should be read in the context of the information included elsewhere in this Annual Report including our consolidated financial statements and accompanying notes in Item 8 of this Annual Report.

OVERVIEW

We are organized along product categories and have two reportable segments: (1) accessories, which include belts, small leather goods and bags, and (2) gifts.

During fiscal 2012 we focused on improving the bottom-line by replacing net sales from unprofitable product categories with net sales and profitable growth in our gifts business and through acquiring new licenses.  In fiscal 2012 we signed six new licenses: Sperry Top-Sider®, Elie Tahari®, Eddie Bauer® (expanded to include belts and small leather goods), Miss Me®, The Sharper Image® and Arnold Palmer®.  We expect our fiscal 2012 initiatives to provide meaningful growth in net sales and profitability in fiscal 2013.

Our operating results for fiscal 2012 were impacted by significant net sales growth in our gifts segment (up 40%), lower net sales in our accessories segment primarily as a result of our June 2011 restructuring plan in which we exited under-performing, non-core product categories, higher freight and material costs in our gifts segment, an unexpected bad debt provision, and significant improvements in our operating expenses as a result of the execution of our cost-savings initiatives which reduced SG&A expenses by 27% over the past two fiscal years.

For the year, we had a net loss of $3.7 million, or $0.52 per share, a $9.8 million improvement over the prior year.

The following table presents sales and gross margin data for our business segments (in thousands of dollars).  Other financial information about our segments is incorporated herein by reference to Note 6 of the notes to consolidated financial statements included in Item 8 of this Annual Report.

	2012	2011
Net sales:
Accessories	$86,188	$101,280
Gifts	31,413	22,487
	$117,601	$123,767
Gross margin:
Accessories	$28,861	$29,174
Gifts	8,410	7,078
	$37,271	$36,252

Gross margin percent of sales:
Accessories	33.5%	28.8%
Gifts	26.8%	31.5%
	31.7%	29.3%

Operating expenses:
Accessories	$11,151	$15,927
Gifts	5,400	5,547
	$16,551	$21,474

The following presents selling, general and administrative expenses (“SG&A”), depreciation and amortization, and our interest expenses which are not directly allocated to one of our segments (in thousands of dollars):

	2012	2011
Selling, general and administrative expenses (unallocated)	$20,579	$23,219
Restructuring charges	-	1,109
Acquisition related costs	-	50
Depreciation and amortization	2,205	2,565
Interest expense	1,159	948

Our sales are generally affected by changes in demand for our product categories (volume) as well as customer allowances and returns.  Sales volume also can impact our gross margins in terms of product channel mix between mass merchant retailers, which typically sell product at lower price points than department stores, and specialty retailers.  The components of our cost of goods sold and SG&A are described in Note 2 of the notes to consolidated financial statements included in Item 8 of this Annual Report and incorporated herein by reference.  We include the costs related to our distribution network in SG&A while others may include all or a portion of such costs in their cost of goods sold.  Consequently, our gross margins may not be comparable to others.

The following table presents net sales for each of our product categories (in thousands of dollars):

	2012		2011
	Net Sales	% of Total	Net Sales	% of Total
Belts	$70,805	60.2%	$81,255	65.7%
Gifts	31,413	26.7	22,487	18.2
Small Leather Goods	9,776	8.3	12,414	10.0
Other	5,607	4.8	7,611	6.1
	$117,601		$123,767

Operationally, our most significant accomplishments in fiscal 2012 were:

•	organically grew our gifts product category 40%;
•	reduced SG&A expenses 17% as net sales declined 5% from the prior year;
•	consolidated certain facilities to simplify operations and reduce selling, general and administrative expenses;

•	executed an amendment to extend our totes® license for an additional four years;
•	executed six licensing agreements with national brands Sperry Top-Sider®, Elie Tahari®, Eddie Bauer®, Miss Me®, The Sharper Image® and Arnold Palmer®; and
•	entered into a four-year, $35 million credit facility, which we believe will provide adequate liquidity for the foreseeable future.

2012 COMPARED TO 2011

Net Sales and Gross Margins
Our fiscal 2012 net sales were $117.6 million, which was $6.2 million, or 5% lower than the prior year.  Our fiscal 2012 gross margin of 31.7% increased 240 basis points from the prior year.

Net sales for the accessories segment were $86.2 million, which was $15.1 million, or 15%, lower than the prior year primarily due to lower sales from exiting certain product categories ($4.5 million), lower levels of replenishment orders by our largest customer in the first half of the fiscal year and non-repeat of new men’s belt assortments that shipped to a major customer in the prior period from additional retail space procured.  Gifts segment net sales of $31.4 million in fiscal 2012 were $8.9 million, or 40%, greater than in the prior year primarily due to increased holiday shipments resulting from organic growth of our totes® license and new sales under our Eddie Bauer® and The Sharper Image® licenses.

Accessories segment gross margins increased from 28.8% in fiscal 2011 to 33.5% in fiscal 2012 primarily because of the $3.7 million inventory write-off associated with our discontinued product lines in the prior year.  The remaining increase was driven by improvements in sales mix due to exiting product categories, lower inventory write-offs and lower customer deductions.  The gifts segment margin was 470 basis points lower in fiscal 2012 compared to the prior year due to a higher mix of customer-direct shipments in the current year period, higher freight and materials costs and higher sales mix to our higher volume, lower margin customers. Customer-direct shipments carry lower gross margins because these goods are shipped from our suppliers to our customers and are not handled in our distribution centers, reducing the associated selling, general and administrative costs.

Operating Expenses
Total segment operating expenses in fiscal 2012 of $16.6 million were $4.9 million lower than the prior year ($21.5 million) primarily due to decreases in variable distribution labor, facilities and advertising costs.

Total SG&A expenses of $37.1 million for fiscal 2012 were $7.6 million, or 17%, lower than fiscal 2011 ($44.7 million).  The reductions were primarily due to decreases in variable distribution labor and compensation costs, facilities costs, and advertising and professional services, offset partially by increases in bad debt provisions ($480,000), investment in new licenses ($597,000) and facilities consolidation charges ($222,000).

Depreciation and amortization for fiscal 2012 was $360,000 lower than in 2011 as a result of assets being fully depreciated during the current year.

Interest And Taxes
Interest expense for fiscal 2012 was $211,000 higher than that incurred in 2011.  The increase was primarily due to a $98,000 write-off of costs capitalized in connection with our previous credit facility and interest incurred from the early payment program with our lender and largest customer.  This increase was offset partially by savings from lower outstanding borrowings during the current year.

We have a federal income tax net loss carryover of $52.3 million that will expire beginning in 2029.

Our effective income tax rates were 11.8% and 3.8% in fiscal 2012 and fiscal 2011, respectively.  In both years, the benefits of the 34% federal statutory rate applied to our pretax losses were offset by deferred tax valuation allowances (fiscal 2012 – 40.9%; fiscal 2011 – 38.7%).  The valuation allowances are recorded on our federal and state deferred tax assets because we have experienced cumulative operating losses over the past few years.  Realization of the deferred tax assets and reversal of associated valuation allowances is dependent on the generation of future taxable income during the periods in which temporary differences become deductible.

LIQUIDITY AND CAPITAL RESOURCES

We generally expect that cash needs over the next twelve months will be substantially the same as they have been as reflected in our historical financial statements.  A summary of the effect of our operations on our cash flows is as follows:

Operating Activities
Fiscal 2012 net cash provided by operating activities was $15.3 million higher than in fiscal 2011, primarily driven by the following:  a decrease in our net loss; $2.1 million lower current year accounts receivable due to faster collections on receivables with our largest customer; $163,000 higher current year inventory and other assets due to higher gift inventory deposits; and $6.6 million higher accounts payable and accrued expenses as a result of higher gift inventory purchases in the fourth quarter of fiscal 2012 as a result of increased bookings for fiscal 2013.

Investing Activities
Investing activities for fiscal 2012 primarily consisted of purchases of operating equipment for our distribution facilities and the sale of one of our idle facilities located in Yoakum, Texas.  Investing activities for the prior year primarily consisted of the $2.7 million sale of our idle distribution center located in West Bend, Wisconsin, purchases of additional racking and other various leasehold improvements for our distribution facilities and completion of our acquisition of Maquiladora Chambers de Mexico, S.A. de C.V.

Financing Activities
Financing activities included credit facility net repayments of $6.1 million in 2012 and net borrowings of $8.4 million in fiscal 2011.  This $14.5 million improvement from the prior year was due to cash inflows generated from operations during the current year, the elimination of the requirement to maintain compensating balances with our Canadian subsidiary’s lender in connection with the termination of the Canadian subsidiary’s credit facility, and the use of previously restricted cash to pay down our outstanding debt balance.

Our primary sources of liquidity are cash flows from operating activities and borrowings under our credit facility.

Information about our credit facilities is incorporated herein by reference to Note 5 of the notes to the consolidated financial statements included in Item 8 of this Annual Report.  At June 30, 2012, we had $1.5 million borrowing availability and $11.8 million in outstanding borrowings under our credit facility, of which $7.1 million was used to fund inventory deposits for gifts inventory expected to ship in the first half of fiscal 2013.

Our credit facility contains certain restrictive covenants, including covenants related to specified profitability, fixed charge coverage and minimum availability.  As of March 31, 2012 and June 30, 2012, we were in violation of covenants in our credit facility related to specified profitability and fixed charge coverage and, absent waivers obtained from our lender, would have breached these covenants.  As of March 31, 2012 and June 30, 2012, the violations of these covenants were due to one-time events and changes in the timing of customer orders, respectively, which ultimately impacted our ability to meet the forecasts established under the credit facility.

For fiscal 2013, our credit facility has been amended to reduce the fixed charge coverage covenant for certain months in fiscal 2013.  We believe this amendment will reduce the likelihood we will encounter future covenant difficulties.  The credit facility was also previously amended to enable us to enter into a factoring program with our second largest customer whereby we expect to reduce receivable and debt balances faster and reduce our interest costs.

We believe that cash flows generated by operating activities and the borrowings and availability under our credit facility will be sufficient to fund our working capital needs for the foreseeable future.

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

Sensitivity Analysis  The following table presents the estimated effect of the indicated increase (decrease) in our net sales, based on fiscal 2012 net sales of $117.6 million, on our customer allowance dollars (in thousands except per share amounts).  Changes in general economic conditions, trends and developments within our industry, or situations unique to specific customers could result in significant fluctuations in the actual effect of the estimate.

	Sales	Allowances		Earnings
	Change	Reserves	Expense	Per Share
Change in customer allowances and returns	+/- 0.5%	$588 / $(588)	$588 / $(588)	$(0.05) / $0.05

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

Sensitivity Analysis  The effect of a 1% write-down in the value of our inventory as of June 30, 2012 would be (dollars in thousands except per share amounts):

	Percentage			Earnings
	Of Inventory	Inventory	Expense	Per Share
Change in inventory write-down	-1%	$(287)	$287	$(0.03)

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

Share-Based Compensation
The fair values of restricted stock and performance unit grants payable in stock are estimated to be the market price of our common stock on the grant dates.  The fair values of performance units measured in phantom stock units, which are payable in cash, are estimated to be the market price of our common stock as of each reporting date.  The assumptions we use to estimate the fair value of our stock options are based on historical information and current economic conditions.  Estimated fair values increase if the expected dividend yield decreases and the other assumptions increase.  Neither the grant-date market values of our stock nor the resulting output of the Black-Scholes option-pricing model using our assumptions may be the value ultimately realized by our directors and employees or accurately measure the tax benefits we may realize.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tandy Brands Accessories, Inc.

We have audited the accompanying consolidated balance sheets of Tandy Brands Accessories, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas
September 4, 2012

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$217	$414
Restricted cash	-	1,450
Accounts receivable, net	7,042	14,286
Inventories, net	28,743	28,945
Inventory deposits	7,107	4,201
Other current assets	2,824	3,872
Total current assets	45,933	53,168
Property and equipment, net	5,474	6,525
Other assets:
Intangibles	4,115	4,936
Other assets	934	790
Total other assets	5,049	5,726
	$56,456	$65,419
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$10,548	$8,145
Accrued compensation	1,309	1,900
Accrued expenses	1,584	2,267
Credit facility	11,810	17,935
Total current liabilities	25,251	30,247
Other liabilities	4,290	4,243
Commitments and contingencies (see Note 7)
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	-	-
Common stock, $1.00 par value, 10,000 shares authorized, 7,102 shares and 7,075 shares issued and outstanding, respectively	7,102	7,075
Additional paid-in capital	34,129	34,119
Accumulated deficit	(15,970)	(12,318)
Other comprehensive income	1,654	2,053
Total stockholders' equity	26,915	30,929
	$56,456	$65,419

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Operations
(in thousands except per share amounts)

	Year Ended June 30
	2012	2011
Net sales	$117,601	$123,767
Cost of goods sold	80,330	83,807
Inventory write-down	-	3,708
	80,330	87,515
Gross margin	37,271	36,252
Selling, general and administrative expenses	37,130	44,693
Depreciation and amortization	2,205	2,565
Acquisition related costs	-	50
Restructuring charges	-	1,109
Total operating expenses	39,335	48,417
Operating loss	(2,064)	(12,165)
Interest expense	(1,159)	(948)
Other (expense) income	(44)	136
Loss before income taxes	(3,267)	(12,977)
Income tax expense	385	499
Net loss	$(3,652)	$(13,476)
Loss per common share	$(0.52)	$(1.93)
Loss per common share assuming dilution	$(0.52)	$(1.93)
Weighted average common shares outstanding	7,075	6,971
Weighted average common shares outstanding assuming dilution	7,075	6,971

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended June 30
	2012	2011
Cash flows provided (used) by operating activities:
Net loss	$(3,652)	$(13,476)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory write-down	-	3,708
Deferred income taxes	127	53
Doubtful accounts receivable provision	802	322
Depreciation and amortization	2,455	2,805
Stock compensation expense	82	(33)
Amortization of debt costs	196	87
Other	20	(112)
Changes in assets and liabilities:
Accounts receivable	6,375	4,246
Inventories	12	(988)
Other assets	(2,526)	(1,363)
Accounts payable	2,289	(5,386)
Accrued expenses	(1,267)	(207)
Net cash provided (used) by operating activities	4,913	(10,344)
Cash flows (used) provided by investing activities:
Acquisition	-	(245)
Purchases of property and equipment	(664)	(958)
Sales of property and equipment	192	2,752
Net cash (used) provided by investing activities	(472)	1,549
Cash flows (used) provided by financing activities:
Change in cash overdrafts	145	(182)
Change in restricted cash	1,405	-
Net (repayments) borrowings under credit facility	(6,091)	8,441
Net cash (used) provided by financing activities	(4,541)	8,259
Effect of exchange-rate changes on cash and cash equivalents	(97)	120
Net decrease in cash and cash equivalents	(197)	(416)
Cash and cash equivalents beginning of year	414	830
Cash and cash equivalents end of period	$217	$414
Supplemental cash flow information:
Interest paid	$1,146	$684
Income taxes paid	$144	$235

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Stockholders' Equity
(in thousands except per share amounts)

			Additional	Retained	Other	Total
	Common Stock		Paid-In	(Deficit)	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance June 30, 2010	6,933	$6,933	$34,172	$1,158	$1,557	$43,820
Comprehensive loss:
Net loss	-	-	-	(13,476)	-	(13,476)
Currency translation adjustments	-	-	-	-	496	496
						(12,980)
Share-based compensation	142	142	(53)	-	-	89
Balance June 30, 2011	7,075	$7,075	$34,119	$(12,318)	$2,053	$30,929
Comprehensive loss:
Net loss	-	-	-	(3,652)	-	(3,652)
Currency translation adjustments	-	-	-	-	(399)	(399)
						(4,051)
Share-based compensation	27	27	10	-	-	37
Balance June 30, 2012	7,102	$7,102	$34,129	$(15,970)	$1,654	$26,915

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Overview

The Company
We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, gifts, small leather goods and bags.  Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, as well as private brands for major retail customers.  We sell our products through all major retail distribution channels throughout North America, including, without limitation, mass merchants, national chain stores, department stores, specialty stores, catalog retailers, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.

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

Foreign Currency Translation
For our Canadian operations, the functional currency is the Canadian dollar (“CAD”).  Its assets and liabilities are translated into U.S. dollars (“USD”) at the exchange rates in effect at each balance sheet date, and resulting translation gains or losses are accumulated in other comprehensive income as a separate component of stockholders’ equity.  Revenue and expenses are translated at monthly average exchange rates.  For our Mexican operations, the functional currency is the U.S. dollar.

Note 2 - Summary Of Significant Accounting Policies

Fair Values
We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or inputs that are unobservable and significant to the fair value measurement (Level 3 inputs).  Our financial instruments consist primarily of cash, trade receivables and payables, and our credit facility.  The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values.  Our credit facility, which was entered into effective August 25, 2011 (and amended January 20, 2012, May 11, 2012, June 5, 2012, August 9, 2012 and August 29, 2012), bears interest at floating market interest rates; therefore, we believe the fair value of amounts borrowed approximates the carrying value.  At June 30, 2012 and June 30, 2011, no other material assets or liabilities were measured at fair value.

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

Accounts Receivable and Allowances
We perform periodic credit evaluations of our customers’ financial conditions and reserve against accounts deemed uncollectible based upon historical losses and customer specific events.  After all collection efforts are exhausted and an account is deemed uncollectible, it is written off against the allowance for doubtful accounts.  With the exception of a material customer account which ultimately resulted in an accounts receivable allowance of $900,000, credit losses have historically been within our expectations and we generally do not require collateral.

Accounts receivable are net of an allowance for doubtful accounts, discounts and returns of $3.9 million and $3.8 million for fiscal 2012 and 2011, respectively.

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

	2012	2011
Raw materials	$3,416	$3,987
Work-in-process	412	436
Finished goods	24,915	24,522
	$28,743	$28,945

Inventory deposits of $7.1 million and $4.2 million are included in other current assets at June 30, 2012 and 2011, respectively.

Property And Equipment
Property and equipment are carried at cost less accumulated depreciation calculated using the straight-line method (in thousands):

	2012	2011	Depreciation Rates
Buildings	$278	$278	3%
Leasehold improvements	3,490	3,430	Lesser of lease term or asset life
Machinery and equipment	27,766	27,388	10% to 50%
	31,534	31,096
Accumulated depreciation	(26,060)	(24,571)
	$5,474	$6,525

Depreciation expense: 2012 - $1,634; 2011 - $1,918

The net book value of accessories segment property and equipment no longer used in our operations is included in other current assets (2012 - $1.5 million; 2011 - $1.7 million) and is held for sale without expectation of incurring a loss; however, amounts actually realized from the sale of such property and equipment may differ from our estimates.

As a result of the completion of the consolidation of our Yoakum, Texas accessories segment operations into our Dallas, Texas distribution facility, in fiscal 2011, $1.7 million of property and equipment located across four facilities in Yoakum, Texas was no longer being used in our operations and was reclassified from property and equipment and included in other current assets.  We sold one facility on January 17, 2012 and a second facility on July 6, 2012, both for immaterial gains.

Maintenance and repairs are charged to expense as incurred.  Renewals and betterments which materially prolong the useful lives of the assets are capitalized.  The cost and related accumulated depreciation of assets retired or sold are removed from the accounts and gains or losses are recognized in operations upon disposition.

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

Indefinite-lived intangibles are assessed annually for impairment using a fair value method such as discounted cash flows.  We completed our annual impairment test for fiscal 2012 in the fourth quarter and no impairment was determined.  Future impairment tests will be performed annually in the fourth quarter, or sooner if a triggering event occurs.

Derivative Instruments
We did not have any significant derivative activities as of June 30, 2012 or 2011 and we do not enter into derivative investments for the purpose of speculative investment.  Our overall risk management philosophy is re-evaluated as business conditions change.

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

Costs And Expenses
Cost of goods sold includes our costs associated with the procurement and manufacture of inventory, such as the cost of inventory and raw materials purchased from overseas, costs of shipping from our suppliers, ticketing and labeling of product and, where applicable, labor and overhead related to our product manufacturing facilities.  SG&A includes our costs related to activities incurred in the normal course of business which are not associated with the procurement or production of inventory.  They also include costs associated with our distribution centers (2012 - $7.8 million; 2011 - $12.6 million).  Those amounts include $1.3 million and $1.7 million of shipping and handling expenses in fiscal 2012 and 2011, respectively.

Advertising Costs
Advertising costs, consisting primarily of shows and conventions as well as display and print advertising, are expensed as they are incurred (2012 - $1.0 million; 2011 - $1.3 million).

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

Note 3 - Significant Events

Fiscal 2012 New Licenses
During the first quarter of fiscal 2012, we announced the execution of new licensing agreements with brands Elie Tahari® (accessories segment), Miss Me® (accessories segment), and The Sharper Image® (gifts segment).  The terms for each of the Elie Tahari®, Miss Me® and The Sharper Image® agreements are through December 31, 2014, December 31, 2014 and December 31, 2016, respectively.  Under the terms of the agreements, we will distribute belts or gifts among a wide array of channels, including but not limited to, national retail and department stores, clubs and specialty and boutique stores.  Revenues from these new licenses benefited results in the fourth quarter of fiscal 2012.

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

During the third quarter of fiscal 2012, we expanded our previously executed Eddie Bauer® license to also include the rights to license and market belts and small leather goods.

During the fiscal year, we made investments to procure and launch our new licenses and incurred costs of $597,000.  These costs include charges for personnel, travel, and samples, which are included in selling, general and administrative expenses.

Fiscal 2012 Facilities Consolidation
During the third quarter of fiscal 2012, we consolidated certain facilities to simplify operations and reduce operating expenses.  In connection with this consolidation, we incurred lease termination ($39,000), severance ($73,000) and other costs ($110,000) which were included in selling, general and administrative expenses.  We expect these consolidation initiatives will result in approximately $500,000 in annual cost savings.

Fiscal 2012 Bad Debt Provision
During the third quarter of fiscal 2012, we recognized a $900,000 provision for doubtful accounts for one close-out customer due to the customer’s financial difficulties raising doubts about the customer’s ability to make payment in the foreseeable future.

Fiscal 2012 Credit Facility
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

Fiscal 2011 Restructuring Charges
During the third quarter of fiscal 2011, we implemented initiatives to simplify operations and reduce operating expenses, which included, among other initiatives, headcount reductions.  In connection with these initiatives, charges for severance costs of $411,000 were included in selling, general and administrative expenses for the third quarter of fiscal 2011.

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

Fiscal 2011 Customer Arrangement
During the second quarter of fiscal 2011, we entered into an arrangement with a customer pursuant to which we agreed to pay $1.2 million to procure additional retail space to sell our products through March 2012.  This payment reduced net sales in proportion to the estimated undiscounted cash flows of the incremental sales generated from the additional space from March 2011 through March 2012.

Related Party Transaction
During fiscal 2012 and 2011, we purchased $4.3 million and $8.4 million, respectively of accessories inventory from an entity affiliated with Chiang Chih-Chiang, a passive shareholder of the Company.  At June 30, 2012 and 2011, the amount due to the passive shareholder for inventory purchases was $290,000 and $142,000, respectively.  These amounts were included in the accounts payable line on the consolidated balance sheets.  Although it is likely that we will continue our purchasing relationship with this existing shareholder, we believe there are numerous sources of products available at similar terms and conditions, and we do not believe the success of our operations is dependent on this or any one or more of our present suppliers.

Note 4 – Acquisition

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

Note 5 - Credit Facility

We have a $35 million credit facility, which expires in August 2015.  This facility was amended various times in fiscal 2012 to extend the time period required to deliver certain post-close deliverables and title matters related to real property, to modify certain definitions used in the credit agreement, to adjust the capital expenditures cap for fiscal 2013, to provide consent to enter into a factoring facility with our second largest customer (LIBOR rate plus 2.10%), and to obtain a waiver from our lender for violation of the profitability covenant and fixed charge coverage covenant.  At June 30, 2012, we had $1.5 million borrowing availability based on our accounts receivable and inventory levels, outstanding letters of credit totaling $1.3 million, and $11.8 million outstanding borrowings under the facility.  Borrowings and letters of credit bear interest at either the daily three-month LIBOR rate plus 3.75% or a fixed LIBOR rate for three months plus 3.75%.

The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries.  The credit facility contains certain negative covenants and it requires the maintenance of a specified profitability (fiscal 2012 only), fixed charge coverage and minimum availability covenant, which, if not met, could adversely impact our liquidity.  The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying debt, and making certain property transfers.  In addition, the facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements.

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

On August 29, 2012, we obtained a waiver from our lender for violation of the profitability and fixed charge coverage covenants under our credit facility.  These violations were due to changes in the timing of customer orders, which ultimately impacted our ability to meet forecasts as established under the credit facility.  Excluding these lender waived covenant violations, we were in compliance with all covenants as of June 30, 2012.

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

Interest expense includes interest incurred on our outstanding borrowings, amortization of costs incurred in connection with our credit facilities over the periods of the facilities (2012 - $196,000; 2011 - $87,000).  At June 30, 2012, the remaining debt costs to be amortized were $389,000.

Note 6 - Disclosures About Segments Of Our Business And Related Information

We are organized along product categories and have two reportable segments: (1) accessories, which include belts, small leather goods and bags, and (2) gifts.  Each segment is measured by management based on income consisting of net sales less cost of goods sold, product distribution expenses, and royalties utilizing accounting policies consistent in all material respects with those described in Note 2.  No inter-segment revenue is recorded. Assets, related depreciation and amortization, and certain SG&A expenses are not allocated to the segments.

The following table presents operating information by segment and a reconciliation of segment operating income to our consolidated operating loss (in thousands):

	2012	2011
Net sales:
Accessories	$86,188	$101,280
Gifts	31,413	22,487
	$117,601	$123,767
Segment operating income:
Accessories (1)	$17,710	$13,247
Gifts	3,010	1,531
	$20,720	$14,778
Selling, general and administrative expenses	(20,579)	(23,219)
Restructuring charges	-	(1,109)
Depreciation and amortization	(2,205)	(2,565)
Acquisition related costs	-	(50)
Operating loss	$(2,064)	$(12,165)

(1)	Accessories’ segment income for fiscal 2011 includes inventory write-downs of $3.7 million.

Significant customers which accounted for 10% or more of our total net sales were Walmart (2012 - 46%; 2011 - 49%) and Kohl’s (2012 – 13%; 2011 – 11%).

Our net sales, property and equipment, and total assets by geographic location were (in thousands):

	2012	2011
Net sales:
United States	$107,108	$111,512
Canada	10,493	12,255
	$117,601	$123,767
Property and equipment:
United States	$4,425	$5,457
Canada	97	119
Mexico	952	949
	$5,474	$6,525
Total assets:
United States	$47,880	$55,354
Canada	5,157	7,116
Mexico	3,419	2,949
	$56,456	$65,419

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

Note 7 - Leases And Royalties

We lease office, warehouse, and manufacturing facilities under noncancellable operating leases expiring through 2020 with varying renewal and escalation clauses.  Our rental expense in fiscal 2012 and 2011 totaled $1.9 million and $2.0 million, respectively.

We have licensing agreements with third parties to use their trademarks on our products.  Royalty expense in fiscal 2012 and 2011 related to these agreements totaled $2.2 million and $2.0 million, respectively.

As of June 30, 2012, future payments under our leases, including additional rents under escalation clauses, and minimum royalty commitments were (in thousands):

Fiscal Year	Rent	Royalty
2013	$1,870	$1,693
2014	1,101	1,801
2015	1,074	1,781
2016	1,035	468
2017	884	188
Thereafter	2,485	-
	$8,449	$5,931

Note 8 - Income Taxes

Significant components of our net deferred tax assets were (in thousands):

	2012	2011
Net operating loss carryover	$19,643	$17,161
Inventory valuation	1,688	3,479
Uncertain tax positions	1,147	1,085
Compensation plans	486	918
Depreciation	94	123
Accounts receivable valuation	932	534
Other, net	638	139
	24,628	23,439
Valuation allowance	(24,486)	(23,150)
Net	$142	$289

Significant components of our income tax expense were (in thousands):

	2012	2011
Current:
Federal	$-	$-
State	79	63
Foreign	32	177
	111	240
Deferred:
Federal	(938)	(4,622)
State	(83)	(408)
Foreign	(188)	10
Uncertain tax positions	147	226
Valuation allowance	1,336	5,053
	274	259
	$385	$499

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	2012	2011
Statutory rate	(34.0)%	(34.0)%
Deferred tax valuation allowance	40.9	38.7
State and foreign taxes net of federal tax benefit	(5.1)	(1.4)
Uncertain tax positions	4.5	1.7
Repatriation of foreign earnings	3.3	-
Other, net	2.2	(1.2)
	11.8%	3.8%

Our $52.3 million federal income tax net operating loss carryover will expire beginning in 2029. While it is reasonably possible a current examination of state income tax returns for fiscal 1999 through fiscal 2003 involving uncertain tax positions could be resolved within the next twelve months through settlement or administrative proceedings, the potential impact cannot be estimated at this time. Otherwise, the majority of our state income tax returns are no longer subject to examination for years before 2006. U.S. federal income tax returns are no longer subject to examination for years before fiscal 2008 and Canadian income tax returns are no longer subject to examination for years before 2005.

Through June 30, 2011, we asserted that our foreign earnings were indefinitely reinvested outside the United States, and were therefore not required to provide for U.S. income taxes on those earnings. In August 2011, in connection with obtaining new financing, our Canadian subsidiary guaranteed our new credit facility. This guarantee is deemed to be an investment by our subsidiary in U.S. real property, triggering the repatriation of the subsidiary's earnings in the form of a dividend. The dividend does not result in a current tax liability due to our net operating loss carryforwards; however, the net effect of the repatriation is reflected in the tax rate reconciliation above.

The following presents information about our unrecognized tax benefits of uncertain tax positions (in thousands).

	2012	2011
Unrecognized tax benefits:
Beginning of year	$1,530	$1,526
Increases (decreases) in prior years' tax positions	(53)	4
End of year	1,477	1,530
Accrued interest and penalties	1,819	1,619
Uncertain tax positions liability	$3,296	$3,149
Unrecognized tax benefits affecting tax rate if recognized	$975	$1,009
Interest and penalty expense	$200	$223

Note 9 - Intangibles

The following tables present information about the costs we have allocated to finite and indefinite-lived intangible assets we acquired as part of business acquisitions (in thousands):

	2012	2011
Gross carrying amount	$10,665	$10,665
Accumulated amortization	(6,550)	(5,729)
	$4,115	$4,936

	2012		Weighted-Average Life
	Net Balance	Expense	Total	Remaining
Finite
Trade names	$1,695	$298	20.0	6.0
Chambers customer list	1,220	487	8.0	5.0
MCM customer list	50	36	3.0	1.4
	$2,965	$821	16.0	5.5
Indefinite
Chambers trade brand	1,150	-

Total	$4,115	$821

Amortization expense: 2012 - $821; 2011 - $887
Estimated annual amortization expense: 2013 - $716; 2014 - $614; 2015 - $560; 2016 - $524; 2017 - $286

Note 10 - Share-Based Compensation

Omnibus Plan
The Tandy Brands Accessories, Inc. 2002 Omnibus Plan (“Omnibus Plan”), approved by our stockholders in 2002, is designed to attract and retain the services of key management employees and members of our board of directors through the granting of incentive stock options (other than to directors), nonqualified stock options, performance units, stock appreciation rights, or restricted stock.  Restricted stock and stock option awards under the Omnibus Plan and prior stock option plans have a maximum contractual life of ten years and specific vesting terms and performance goals are addressed in each equity award grant.  All shares available for grant under our prior plans have been transferred to the Omnibus Plan and are authorized and reserved for issuance under the Omnibus Plan.  All shares of common stock presently authorized and reserved for issuance on the exercise of stock options or vesting of restricted stock will automatically be authorized and reserved for issuance under the Omnibus Plan on their cancellation, forfeiture, or expiration.  At June 30, 2012, there were 562,387 shares of common stock available for future grants.

The Omnibus Plan provides that, when a non-employee director is first elected or appointed to our board of directors, the director will be awarded 4,060 shares of restricted stock.  The Omnibus Plan also provides that on or about the beginning of each fiscal year, each continuing non-employee director will be awarded shares of restricted stock (Non-Employee Chairman of the Board - 4,200 shares; each other director - 3,000 shares).  If the board so elects, an alternative form of award with a substantially equivalent value, other than an incentive stock option, may be granted in lieu of restricted stock.  In fiscal 2012, each non-employee director was granted an additional restricted stock award to supplement the annual grant.

A committee of non-employee members of our board of directors may grant awards to directors and employees.  Shares issued to satisfy awards may be from authorized but unissued common stock, treasury stock, or shares purchased on the open market.  Currently, we issue new shares under the Omnibus Plan.

Awards Granted
Restricted Stock Restricted stock awards are not transferable, but bear rights of ownership including voting and dividend rights.  Awards to our non-employee directors vest annually at a rate of one-third per year, beginning one year after the grant date.  However, upon the death, disability, resignation, or termination of a non-employee director, that director’s shares generally become fully vested.  Consequently, there is no requisite service period and the fair value of the awards is expensed on the award date.  Restricted stock awarded to employees either cliff vests on the third anniversary of the award or vests at a rate of one-third per year.  The requisite service periods are either the vesting period or the total period over which multiple-tranche awards vest.  Although there are no performance requirements related to the vesting of restricted stock awarded to employees, participants must be continually employed through the vesting period.  We estimate the fair value of restricted stock awards to be the market price of our common stock on the award date.  As of June 30, 2012, no restricted stock awards granted to employees were outstanding.

		Weighted-Average
	Number	Grant-Date
	Of Shares	Fair Value
Nonvested June 30, 2011	59,892	$3.59
Granted	29,944	1.56
Vested	(54,618)	3.33
Nonvested June 30, 2012	35,218	2.25

Restricted stock fair values on the vesting dates in fiscal 2012 and 2011 were $78,000 and $84,000, respectively.

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

		Weighted-Average		Aggregate
			Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	Of Shares	Price	Term	$(000)
Outstanding June 30, 2011	321,461	$10.11
Granted	35,000	1.85
Forfeited and cancelled	(87,145)	6.43
Outstanding June 30, 2012(1)	269,316	10.22
Vested and expected to vest	269,316	10.22	2.2 Years	$2
Exercisable	239,316	11.27	1.4 Years	-

(1)  As of July 1, 2012, the total outstanding stock options were 162,415 because on July 1, 2012, 141,901 stock options held by certain former executives expired and 35,000 stock options were granted.

Performance Units  Performance units outstanding as of June 30, 2012 were awarded to certain employees in fiscal 2011 and 2012.  For each award, the units earned during the applicable performance cycle vary from 0% to 200% of the units awarded based on our basic earnings per share for each year in the performance cycle, excluding the effects of accounting principles changes, extraordinary items, recognized capital gains and losses and, as determined by our board of directors, one-time, non-operating items.  Performance units generally cliff vest at the end of the applicable performance cycle.  Assuming continued employment, if, at the end of the performance cycle, at least the threshold performance level has been achieved, the performance units will cliff vest.  Notwithstanding the foregoing, employees vest in a portion of units earned based on the number of fiscal years employed during the cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement and, upon a change of control, employees vest in 100% of the units awarded under the fiscal 2011 and 2012 awards.

Each performance unit has a $1.00 assigned value.  To the extent earned, performance units awarded in fiscal 2010 (all of which have vested and are no longer outstanding) will be settled 50% in cash and 50% in shares of our common stock following the end of the applicable three-year performance period.  The weighted-average fair value of the performance unit shares is based on the grant-date market price of our common stock assuming no dividend payments during the performance cycle.  Performance units awarded in fiscal 2011 and 2012 are comprised 50% of cash and 50% of phantom shares of our common stock and, to the extent earned following the end of the two or three-year performance period, will generally be settled in cash (if shares are available under our benefit plans, the Board may, in its discretion, settle the phantom shares attributable to an award in shares of our common stock).

The following table summarizes the status of performance units that will be settled 50% in cash and 50% in shares of our common stock as of June 30, 2012, and changes during the year then ended:

		Shares
			Weighted-Average
	Performance		Grant-Date
	Units	Number	Fair Value
Outstanding June 30, 2011	940,000	194,416	$2.42
Granted	-	-	-
Vested	(111,383)	(23,039)	2.42
Forfeited and Cancelled(1)	(828,617)	(171,377)	2.42
Outstanding June 30, 2012	-	-	-
Vested and expected to vest	111,383	23,039	$2.42

(1)	Includes actual units forfeited and the difference between the estimated maximum payout included in the outstanding balance at June 30, 2011 and the actual units vested.

As of June 30, 2012, we expect none of the 770,000 units granted in fiscal 2011 to vest and be paid because performance measures for the three year period were either not met or are not expected to be met.

As of June 30, 2012, we expect 291,000 of the 1.0 million units granted in fiscal 2012 to vest (160,000 units were forfeited), which, based on a combination of (A) $1.00 value per performance unit (for the portion comprised in cash) and (B) the market price of our common stock on June 30, 2012 (for the portion comprised in phantom shares of our common stock), would be payable in cash equal to $249,000.

Expense  Share-based compensation expense of $169,000 and $61,000 was recognized in fiscal 2012 and 2011, respectively, together with income tax benefits of $62,000 and $22,000, respectively.  Estimated unrecognized expense of $153,000 remained at June 30, 2012 to be recognized over a weighted-average period of 1.2 years.  The number of stock options and performance units expected to vest in determining compensation expense to be recognized were estimated based on employment termination, forfeiture patterns, and actual and estimated earnings per share.

Note 11 - Employee Benefit Plans

401(k) Plan Our 401(k) Plan, also known as the Employees Investment Plan, is open to substantially all of our full-time employees.  Participants may contribute up to 35% of their eligible annual compensation as elective pretax and Roth contributions to the 401(k) Plan, subject to IRS limits.  For each participant who elects to make elective deferrals under the 401(k) Plan during the plan year, we make safe-harbor contributions to the plan equal to 100% of the first 3% of the participant’s eligible annual compensation contributed for the plan year plus 50% of the next 2% of the participant’s eligible annual compensation contributed for the plan year, for a maximum safe harbor matching contribution equal to 4% of the participant’s eligible annual compensation.  The 401(k) Plan allows participants to direct the investment of both employee and matching employer contributions from a variety of investment alternatives, one of which is our common stock.  Our total contributions to our 401(k) Plan were $347,000 and $359,000 in fiscal 2012 and 2011, respectively.

Note 12 - Director Stock Deferral Plan

The 1995 Stock Deferral Plan for Non-Employee Directors (“Deferral Plan”) provides non-employee directors with an opportunity to defer receipt of their fees until a future date determined by each director.  We record compensation expense for the amount of the deferred fees which are credited, together with dividend equivalents, to an account we maintain in phantom stock units equivalent in value to our common stock.  The payment of deferred fees will be settled in shares of our common stock or, at our option, in cash based on the then current market price of our stock.  No director is currently deferring fees and changes in the market value of our common stock affected the value of previously deferred amounts by ($15,000) and ($43,000) in fiscal 2012 and 2011, respectively.  At June 30, 2012, there were 28,375 shares of common stock available for settlement of future deferrals.

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

Note 14 – Loss Per Share

Our basic and diluted losses per common share are computed as follows (in thousands except per share amounts):

	2012	2011
Numerator for basic and diluted earnings per share:
Net loss	$(3,652)	$(13,476)
Denominator for basic and diluted earnings per share	7,075	6,971
Loss per common share	$(0.52)	$(1.93)
Loss per common share assuming dilution	$(0.52)	$(1.93)

Potentially dilutive securities which could have had an antidilutive effect on our losses per share were (in thousands except per share amounts):

	2012	2011
Stock options (exercise prices per share: 2012 - $1.98 to $15.60; 2011 - $5.31 to $15.60)	277	326

Note 15 – Subsequent Events

On August 29, 2012, we obtained a waiver from our lender for violation of the profitability and fixed charge coverage covenants under our credit facility.  These violations were due to changes in the timing of customer orders, which ultimately impacted our ability to meet forecasts as established under the credit facility.  Excluding these lender waived covenant violations, we were in compliance with all covenants as of June 30, 2012.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

In order to assess the effectiveness of our internal control over financial reporting as of June 30, 2012 as required by Section 404 of the Sarbanes-Oxley Act of 2002, we conducted an evaluation of the effectiveness of our internal control over financial reporting under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, which included testing based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.  Based on that assessment, we determined that our internal control over financial reporting was effective as of June 30, 2012.

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

Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 of this Annual Report on Form 10-K, and not otherwise disclosed in this Annual Report, is included in our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.  Such information and its location in the Proxy Statement are as follows:

Item	Caption In The Tandy Brands Accessories, Inc. 2012 Proxy Statement

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements
The following financial statements are included in Item 8 of this Annual Report:

•	Consolidated Balance Sheets as of June 30, 2012 and 2011

•	Consolidated Statements of Operations for the years ended June 30, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011

•	Consolidated Statements of Stockholders' Equity for the years ended June 30, 2012 and 2011

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
Date: September 4, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/N. Roderick McGeachy, III	Director, Chairman of the Board,	September 4, 2012
N. Roderick McGeachy, III	President and Chief Executive Officer (principal executive officer)
/s/Roger R. Hemminghaus	Lead Independent Director	September 4, 2012
Roger R. Hemminghaus
/s/Lisbeth R. McNabb	Director	September 4, 2012
Lisbeth R. McNabb
/s/Colombe M. Nicholas	Director	September 4, 2012
Colombe M. Nicholas
/s/William D. Summitt	Director	September 4, 2012
William D. Summitt
/s/Joseph C. Talley	Chief Financial Officer	September 4, 2012
Joseph C. Talley	(principal financial and accounting officer )

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference (if applicable)
		Exhibit Number and Description	Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	0-18927	3.1

	4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/12/10	0-18927	4.3

	4.4	Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009	10-Q	2/12/10	0-18927	4.4

	4.5	Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009	10-Q	2/12/10	0-18927	4.5

	4.6	Amendment No. 3 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of May 10, 2009	10-Q	5/13/10	0-18927	4.6

	4.7	Amendment No. 4 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2011	10-Q	5/12/11	0-18927	4.7

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference (if applicable)
		Exhibit Number and Description	Form	Date	File No.	Exhibit

	4.8	Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011	10-K/A	4/19/12	0-18927	4.8

	4.9	Amendment No. 1 to Credit Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of January 20, 2012	10-Q	2/10/12	0-18927	4.9

	4.10	Amendment No. 2 to Credit and Security Agreement dated as of August 25, 2011 and Waiver by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 11, 2012	10-Q	5/14/12	0-18927	4.5

	4.11	Amendment No. 3 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of June 5, 2012**	N/A	N/A	N/A	N/A

	4.12	Amendment No. 4 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 9, 2012**	N/A	N/A	N/A	N/A

	4.13	Amendment No. 5 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 29, 2012**	N/A	N/A	N/A	N/A

(10)	Material Contracts

	10.1	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and certain of its Directors	S-1	12/17/90	33-37588	10.16

	10.2	Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan for Non-Employee Directors*	S-8	2/10/94	33-75114	28.1

	10.3	Amendment No. 4 to the Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan For Non-Employee Directors*	10-Q	5/10/02	0-18927	10.39

	10.4	Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	S-8	6/03/96	333-08579	99.1

	10.5	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

10.6	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.39

10.7	Form of Employee Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.40

10.8	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.41

10.9	Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.42

10.10	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	10-K	9/22/06	0-18927	10.35

10.11	Credit Agreement by and between Tandy Brands Accessories, Inc. and Comerica Bank dated as of February 12, 2008	10-Q	2/12/10	0-18927	10.1

10.12	Amendment No. 1 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2009	10-Q	2/12/10	0-18927	10.2

10.13	Amendment No. 2 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of October 6, 2009	10-Q	2/12/10	0-18927	10.3

10.14	Amendment No. 3 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of May 10, 2009	10-Q	5/13/10	0-18927	10.3

10.15	Amendment No. 4 to Credit Agreement dated as of February 12, 2008 by and between Tandy Brands Accessories, Inc. and Comerica Bank effective as of March 31, 2011	10-Q	5/12/11	0-18927	4.7

10.16	Amendment No. 1 to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/21/07	0-18927	10.38

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

10.17	Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan with N. Roderick McGeachy, III dated October 1, 2008*	10-Q	11/10/08	0-18927	10.2

10.18	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors dated December 31, 2008*	10-Q	2/4/09	0-18927	10.2

10.19	Form of Tandy Brands Accessories, Inc. Fiscal 2009 Performance Unit Award Agreement*	10-Q	2/4/09	0-18927	10.6

10.20	Form of Tandy Brands Accessories, Inc. Fiscal 2010 Performance Unit Award Agreement*	10-K	8/27/09	0-18927	10.49

10.21	Summary of Fiscal 2013 Management Incentive Plan for Tandy Brands Accessories, Inc.*	8-K	7/2/12	0-18927	10.1

10.22	Summary of 2013 Long-Term Incentive Program for Tandy Brands Accessories, Inc.*	8-K	7/2/12	0-18927	10.2

10.23	Agreement to Provide Severance Pay by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III dated as of April 22, 2010*	10-Q	5/13/10	0-18927	10.1

10.24	Change of Control Agreement by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III dated as of April 22, 2010*	10-Q	5/13/10	0-18927	10.2

10.25	Industrial Lease Agreement between Pinnacle Industrial Center Limited Partnership, as Landlord, and Tandy Brands Accessories, Inc., as Tenant, dated September 24, 1999; First Amendment to Industrial Lease Agreement dated January 5, 2000; Second Amendment to Industrial Lease Agreement with Pinnacle Industrial Dallas, Inc. dated September 4, 2003; Third Amendment to Industrial Lease Agreement dated August 24, 2009 with The Realty Associates Fund VII, L.P.; Fourth Amendment to Industrial Lease Agreement dated October 6, 2009	10-K	8/26/10	0-18927	10.32

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

10.26	Form of Tandy Brands Accessories, Inc. Fiscal 2011 Performance Unit Award Agreement*	10-K	8/26/10	0-18927	10.33

10.27	Form of Tandy Brands Accessories, Inc. Fiscal 2012 Performance Unit Award Agreement*	10-K	9/1/11	0-18927	10.34

10.28	Services Agreement between RDMartin, Ltd. and Tandy Brands Accessories, Inc. dated as of January 2, 2011*	10-Q	2/10/11	0-18927	10.1

10.29	Separation Agreement and Release of Claims between M.C. Mackey and Tandy Brands Accessories, Inc., effective January 14, 2011*	10-Q	2/10/11	0-18927	10.2

10.30	Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011	10-K/A	4/19/12	0-18927	4.8

10.31	Amendment No. 1 to Credit Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of January 20, 2012	10-Q	2/10/12	0-18927	4.9

10.32	Amendment No. 2 to Credit and Security Agreement dated as of August 25, 2011 and Waiver by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 11, 2012	10-Q	5/14/12	0-18927	4.5

10.33	Amendment No. 3 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of June 5, 2012**	N/A	N/A	N/A	N/A

10.34	Amendment No. 4 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 9, 2012**	N/A	N/A	N/A	N/A

10.35	Amendment No. 5 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 29, 2012**	N/A	N/A	N/A	N/A

10.36	Form of Tandy Brands Accessories, Inc. Fiscal 2013 Performance Unit Award Agreement* **	N/A	N/A	N/A	N/A

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference (if applicable)
		Exhibit Number and Description	Form	Date	File No.	Exhibit

	10.37	Fiscal 2013 Compensation Summaries* **	N/A	N/A	N/A	N/A

	10.38	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan (2011)*	10-K	9/1/11	0-18927	10.39

	10.39	Severance Pay Agreement between Robert J. McCarten and Tandy Brands Accessories, Inc., effective February 20, 2012* **	N/A	N/A	N/A	N/A

	10.40	Severance Pay Agreement between Hilda McDuff and Tandy Brands Accessories, Inc., effective February 20, 2012* **	N/A	N/A	N/A	N/A

	10.41	Severance Pay Agreement between Joseph C. Talley and Tandy Brands Accessories, Inc., effective February 20, 2012* **	N/A	N/A	N/A	N/A

(16)	Letter Regarding Change in Certifying Accountant		8-K	5/19/11	0-18927	16.1

(21)	Subsidiaries of the Registrant

	21.1	List of Subsidiaries**	N/A	N/A	N/A	N/A

(23)	Consents of Experts and Counsel

	23.1	Consent of Grant Thornton LLP**	N/A	N/A	N/A	N/A

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Principal Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Principal Financial Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)**	N/A	N/A	N/A	N/A

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference (if applicable)
		Exhibit Number and Description	Form	Date	File No.	Exhibit

(101)	Interactive Data Files***

	101.INS	XBRL Instance**	N/A	N/A	N/A	N/A
	101.SCH	XBRL Taxonomy Extension Schema**	N/A	N/A	N/A	N/A
	101.CAL	XBRL Taxonomy Extension Calculation**	N/A	N/A	N/A	N/A
	101.LAB	XBRL Taxonomy Extension Labels**	N/A	N/A	N/A	N/A
	101.PRE	XBRL Taxonomy Extension Presentation**	N/A	N/A	N/A	N/A
	101.DEF	XBRL Taxonomy Extension Definition**	N/A	N/A	N/A	N/A

______________
*	Management contract or compensatory plan
**	Filed herewith
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