Form 10-Q
period 2012-09-30
TANDY BRANDS ACCESSORIES INC
filed 2012-11-15
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934
____________________

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Small reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes     [ x ] No
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at November 12, 2012
Common stock, $1.00 par value	7,133,970

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries unless the context requires otherwise.

This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements.  We have based these forward-looking statements on our current expectations about future events, estimates and projections about the industry in which we operate.  These statements are not guarantees of future performance.  Our actual results may differ materially from those suggested by these forward-looking statements as a result of a number of known and unknown risks and uncertainties that are difficult to predict including, without limitation, general economic and business conditions, competition in the accessories and gifts markets, acceptance of our product offerings and designs, issues relating to distribution, the termination or non-renewal of our material licenses, our ability to maintain proper inventory levels, a significant decrease in business from or loss of any of our major customers or programs, and others identified under “Risk Factors” included in our 2012 Annual Report on Form 10-K.  Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.  Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Operations and Comprehensive Loss
(in thousands except per share amounts)

	Three Months Ended
	September 30
	2012	2011
Net sales	$25,871	$26,743
Cost of goods sold	17,692	17,611
Gross margin	8,179	9,132
Selling, general and administrative expenses	8,854	9,120
Depreciation and amortization	483	583
Total operating expenses	9,337	9,703
Operating loss	(1,158)	(571)
Interest expense	(292)	(367)
Other income (expense)	36	(38)
Loss before income taxes	(1,414)	(976)
Income tax (benefit) expense	(129)	99
Net loss	$(1,285)	$(1,075)
Other comprehensive income (loss):
Currency translation adjustments	229	(404)
Total comprehensive loss	$(1,056)	$(1,479)
Loss per share:
Basic	$(0.18)	$(0.15)
Diluted	$(0.18)	$(0.15)
Weighted average common shares outstanding:
Basic	7,134	7,080
Diluted	7,134	7,080

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands)

	September 30 2012	June 30 2012	September 30 2011
Assets
Current assets:
Cash and cash equivalents	$176	$217	$229
Accounts receivable, net	11,703	7,042	12,501
Inventories, net	49,943	28,743	41,947
Inventory deposits	1,029	7,107	1,623
Other current assets	3,093	2,824	4,491
Total current assets	65,944	45,933	60,791
Property and equipment, net	5,439	5,474	6,321
Other assets:
Intangibles	3,936	4,115	4,728
Other assets	893	934	963
Total other assets	4,829	5,049	5,691
	$76,212	$56,456	$72,803
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$18,907	$10,548	$12,330
Accrued compensation	1,174	1,309	1,431
Accrued expenses	1,623	1,584	1,737
Credit facility	24,380	11,810	23,604
Total current liabilities	46,084	25,251	39,102
Other liabilities	4,218	4,290	4,261
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	-	-	-
Common stock, $1.00 par value, 10,000 shares authorized, 7,134 shares, 7,102 shares and 7,062 shares issued and outstanding, respectively	7,134	7,102	7,062
Additional paid-in capital	34,148	34,129	34,121
Accumulated deficit	(17,255)	(15,970)	(13,393)
Other comprehensive income	1,883	1,654	1,650
Total stockholders' equity	25,910	26,915	29,440
	$76,212	$56,456	$72,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Cash Flows
(in thousands)

	Three Months Ended
	September 30
	2012	2011
Cash flows used for operating activities:
Net loss	$(1,285)	$(1,075)
Adjustments to reconcile net loss to net cash used for operating activities:
Deferred income taxes	(21)	5
Doubtful accounts receivable provision	10	10
Depreciation and amortization	547	645
Stock compensation expense	51	10
Amortization of debt costs	31	117
Other	(37)	-
Changes in assets and liabilities:
Accounts receivable	(4,626)	1,685
Inventories	(21,075)	(13,280)
Other assets	(381)	(955)
Inventory deposits	6,078	2,578
Accounts payable	7,958	4,714
Accrued expenses	(196)	(970)
Net cash used for operating activities	(12,946)	(6,516)
Cash flows used for investing activities:
Purchases of property and equipment	(325)	(308)
Sales of property and equipment	208	-
Net cash used for investing activities	(117)	(308)
Cash flows provided by financing activities:
Change in cash overdrafts	374	(489)
Change in restricted cash	-	1,416
Net borrowings under credit facility	12,570	5,694
Net cash provided by financing activities	12,944	6,621
Effect of exchange-rate changes on cash and cash equivalents	78	18
Net decrease in cash and cash equivalents	(41)	(185)
Cash and cash equivalents beginning of year	217	414
Cash and cash equivalents end of period	$176	$229

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

The consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year.  Sales and operating results for the first three months of fiscal 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.

Note 2 - Fair Value Measurements

We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or inputs that are unobservable and significant to the fair value measurement (Level 3 inputs).  Our financial instruments consist primarily of cash, trade receivables and payables, and our credit facility.  The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values.  Our credit facility, which was entered into effective August 25, 2011 (and most recently amended August 29, 2012 and November 12, 2012), bears interest at floating market interest rates; therefore, we believe the fair value of amounts borrowed approximates the carrying value.  At September 30, 2012, June 30, 2012 and September 30, 2011, no other material assets or liabilities were measured at fair value.

Note 3 - Business Segment Information

We sell our products through all major retail distribution channels throughout North America, including, without limitation, mass merchants, national chain stores, department stores, specialty stores, catalog retailers, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.  Our business segments are based on product categories: (1) accessories, which include belts, small leather goods and bags, and (2) gifts.  Each segment is measured by management based on income consisting of net sales less cost of goods sold, product distribution expenses, and royalties utilizing accounting policies consistent in all material respects with those described in Note 2 of the notes to consolidated financial statements included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  No inter-segment revenue is recorded.  Assets, related depreciation and amortization, and selling, general and administrative expenses are not allocated to the segments.

The following table presents operating information by segment and reconciliation of segment operating income to our consolidated operating loss (in thousands):

	Three Months Ended September 30
	2012	2011
Net sales:
Accessories	$19,988	$21,512
Gifts	5,883	5,231
	$25,871	$26,743
Segment operating income:
Accessories	$4,266	$4,524
Gifts	121	815
	4,387	5,339
Selling, general and administrative expenses	(5,062)	(5,327)
Depreciation and amortization	(483)	(583)
Operating loss	$(1,158)	$(571)

Note 4 - Credit Arrangements

We have a $35 million credit facility, which expires in August 2015.  On November 12, 2012, we, along with our Canadian subsidiary, and our lender entered into a Sixth Amendment to Credit and Security Agreement (the “Amendment”).  Pursuant to the Amendment, our lender formally waived our failure to satisfy a fixed charge coverage ratio covenant for the fiscal month ending September 30, 2012.  In addition, the Amendment contains amendments to the Credit Agreement, including, but not limited to:  (1) increasing the percentage used in the calculation to determine the interest rate for borrowings and letters of credit; (2) adding a fee if a specified fixed charge coverage ratio is not achieved by the end of fiscal year 2013; (3) monthly requirements for fixed charge coverage ratios; (4) fixing the minimum excess availability under the Credit Agreement; and (5) lowering the maximum capital expenditures (in the aggregate for any fiscal year).  At September 30, 2012, we had $1.0 million borrowing availability based on our accounts receivable and inventory levels, outstanding letters of credit totaling $794,000, and $24.4 million outstanding borrowings under the facility.  Borrowings and letters of credit bear interest at either the daily three-month LIBOR rate plus 4.25% (which percentage may be adjusted downward to 3.75% at the end of fiscal year 2013 upon achievement of fixed charge coverage ratio) or a fixed LIBOR rate for three months plus 4.25% (which percentage may be adjusted downward to 3.75% at the end of fiscal year 2013 upon achievement of fixed charge coverage ratio).

The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries.  The credit facility contains certain negative covenants and it requires the maintenance of a fixed charge coverage and minimum availability covenant, which, if not met, could adversely impact our liquidity.  The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying debt, and making certain property transfers.  In addition, the facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements.

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

On November 12, 2012, we obtained a waiver from our lender for violation of the fixed charge coverage covenant under our credit facility.  This violation was due to changes in the timing of customer orders, which ultimately impacted our ability to meet forecasts as established under the credit facility.  Excluding this lender waived covenant violation, we were in compliance with all covenants as of September 30, 2012.

Note 5 - Long-Term Incentive Awards

During the first quarter of fiscal 2013, we issued 950,000 performance units comprised 50% of cash and 50% of phantom shares of our common stock, to certain employees.  Each unit has a $1.00 assigned value and the number of phantom shares of common stock attributable to each award was determined based on the fair market value of our common stock on the date of grant, which was $1.40 per share at the close of trading on that day.  The units earned during the performance cycle (July 1, 2012 through June 30, 2014) vary from 0% to 200% of the units awarded based on our basic earnings per share for each of the two fiscal years ending June 30, 2014, excluding the effects of accounting principles changes, extraordinary items, recognized capital gains and losses and, as determined by our board of directors, one-time, non-operating items.  Assuming continued employment, if, at the end of the two-year performance cycle, at least the threshold performance level has been achieved, the performance units will cliff vest and, to the extent earned, will generally be settled in cash (if shares are available under our benefit plans, the Board may, in its discretion, settle the phantom shares attributable to an award in shares of our common stock).  Notwithstanding the foregoing, employees vest in a portion of units earned based on the number of fiscal years employed during the cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement and, upon a change of control, employees vest in 100% of the units awarded.  As of September 30, 2012, we expect 765,000 of the 950,000 units granted to vest (100,000 units were forfeited), which, based on the market price of our common stock on September 30, 2012, would be payable in cash equal to $744,000.

Note 6 - Income Taxes

The following presents components of our income tax (benefit) expense (in thousands):

	Three Months Ended September 30
	2012	2011
Federal and state	$5	$65
Deferred federal and state	(491)	(349)
Foreign	2	76
Uncertain tax positions	(161)	(48)
Deferred tax valuation allowance	516	355
	$(129)	$99

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	Three Months Ended September 30
	2012	2011
Statutory rate	(34.0)%	(34.0)%
Deferred tax valuation allowance	36.6	36.4
State and foreign taxes net of federal tax benefit	(3.0)	12.6
Uncertain tax positions	(11.4)	(4.9)
Repatriation of foreign earnings	0.7	-
Other, net	2.0	-
	(9.1)%	10.1%

At September 30, 2012 we had federal income tax net operating loss carryovers of approximately $52.7 million expiring in 2029 through 2031.  Our deferred tax valuation allowance was approximately $24.7 million.

During the first quarter of fiscal 2013, $161,000 of the liability previously recorded for uncertain state tax positions was released from the reserve as it no longer failed to meet the more-likely-than-not threshold.

Note 7 - Loss Per Share

Our basic and diluted losses per common share are computed as follows (in thousands except per share amounts):

	Three Months Ended September 30
	2012	2011
Numerator for basic and diluted earnings per share:
Net loss	$(1,285)	$(1,075)
Denominator for basic and diluted earnings per share	7,134	7,080
Loss per common share	$(0.18)	$(0.15)
Loss per common share assuming dilution	$(0.18)	$(0.15)

Potentially dilutive securities which could have had an antidilutive effect on our per share results of operations were (in thousands except per share amounts):

	September 30
	2012	2011
Stock options (exercise prices per share: 2012 - $1.40 to $15.60; 2011 - $1.98 to $15.60)	155	308

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 should be read in the context of the information included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report, including our unaudited consolidated financial statements and accompanying notes in Item 1 of this Quarterly Report.

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

FISCAL 2013 COMPARED TO FISCAL 2012

Business Segments
The following presents sales, gross margins, and operating expenses for our business segments (in thousands of dollars):

	Three Months Ended September 30
	2012	2011
Net sales:
Accessories	$19,988	$21,512
Gifts	5,883	5,231
	$25,871	$26,743
Gross margin:
Accessories	$6,768	$7,283
Gifts	1,411	1,849
	$8,179	$9,132

Gross margin percent of sales:
Accessories	33.9%	33.9%
Gifts	24.0%	35.3%
Total	31.6%	34.1%

Operating expenses:
Accessories	$2,502	$2,759
Gifts	1,290	1,034
	$3,792	$3,793

Net Sales and Gross Margins
Our fiscal 2013 first quarter net sales were $25.9 million, which was $872,000, or 3%, lower than the prior year.  Net sales for our accessories segment were $20.0 million for the first quarter of fiscal 2013, which was $1.5 million, or 7%, lower than the first quarter of fiscal 2012 primarily due to higher sales of exited product categories in the prior year, offset slightly by higher levels of replenishment orders by one of our largest customers during the current year.  Gifts segment net sales of $5.9 million for the first quarter of fiscal 2013 were $652,000, or 12% higher than in the prior year primarily due to increased holiday shipments resulting from new programs acquired in fiscal 2012.

Gross margins were 31.6% and 34.1% for the first quarter of fiscal 2013 and 2012, respectively.  Accessories segment margins were flat to the prior year.  The gifts segment margin was 1130 basis points lower in the fiscal 2013 first quarter compared to the same quarter last year as a result of higher freight costs and higher customer deductions.  Gross margins were also affected by more customer-direct shipments in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, since these shipments carry lower gross margins due to being shipped directly from our suppliers to our customers (and not handled in our distribution centers), reducing the associated selling, general and administrative costs.

Operating Expenses
Total segment operating expenses of $3.8 million were flat compared to the prior year, and higher as a percentage of net sales, primarily due to increases in facilities costs to support growth in the gifts segment.  Additional temporary distribution center space was procured during the current year period to support the increase in gifts inventory orders that will ship during the fiscal 2013 second quarter.

Total selling, general and administrative expenses of $8.9 million for the first quarter of fiscal 2013 were $266,000, or 3%, lower than the first quarter of fiscal 2012.  The reductions were primarily due to decreased expenses such as compensation costs and variable distribution costs.

Interest and Taxes
Interest expense in the first quarter of fiscal 2013 was $75,000 lower than in the same quarter last year.  The decrease was primarily attributable to non-recurrence of a $98,000 write-off of costs capitalized in connection with our previous credit facility.  This decline was offset partially by higher borrowings in the first quarter of the current year.

Information about our income taxes is incorporated herein by reference to Note 6 of the notes to unaudited consolidated financial statements in Item 1 of this Quarterly Report.

SEASONALITY

Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year.  Sales and operating results for the first three months of fiscal 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity, which we believe will provide adequate financial resources for our short-term working capital needs, are cash flows from operating activities and our credit facilities ($1.0 million borrowing availability at September 30, 2012).  We believe several sources of working capital are available which could be utilized at our senior lender’s consent to fund longer-term needs, if necessaary.  Information about our credit facilities is incorporated herein by reference to Note 4 of the notes to unaudited consolidated financial statements included in Item 1 of this Quarterly Report.

First quarter fiscal 2013 net cash used for operating activities was $6.4 million higher than in the prior year, primarily driven by the following:  an increase in the net loss; $6.3 million higher current year accounts receivable due to a large one-time reduction in receivables as a result of the commencement of a factoring facility entered into with our largest customer during the prior year; $3.7 million higher current year inventory and other assets due to higher gift inventory; and $4.0 million higher accounts payable and accrued expenses due to higher gift inventory purchases to fulfill increased customer orders that will ship in the second quarter of fiscal 2013.

Investing activities for the first quarter of fiscal 2013 primarily consisted of purchases of software to improve fill-rates with our largest customer and operating equipment to improve efficiency in our distribution facilities.  Investing activities for the prior year primarily related to the purchases of operating equipment for our distribution facilities.

Financing activities included credit facility net borrowings of $12.6 million and $5.7 million in the first quarters of fiscal 2013 and 2012, respectively, used to fund our operating activities.  This $6.9 million increase from the prior year was primarily due to higher inventory purchases in the first quarter of fiscal 2013 over the first quarter of fiscal 2012 and not having the one-time cash inflows generated in the prior year from (1) the commencement of a factoring facility (entered into with our largest customer) and (2) the elimination of the requirement to maintain compensation balances with our Canadian subsidiary’s lender (which occurred upon the termination of the Canadian subsidiary’s credit facility) and the use of previously restricted cash to pay down our outstanding balance.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

In addition to the information in this Quarterly Report on Form 10-Q, consideration should be given to the risk factors in Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2012 which could materially and adversely affect our business, results of operations, and financial condition.  There have been no significant changes in the risk factors disclosed in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 6 - EXHIBITS

The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC.
(Registrant)

November 14, 2012	/s/ N. Roderick McGeachy, III
N. Roderick McGeachy, III
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph C. Talley
Joseph C. Talley
Chief Financial Officer
(Principal Financial and
Accounting Officer)

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)
	Exhibit Number and Description		Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	0-18927	3.1

	4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011	10-K/A	4/19/12	0-18927	4.8

	4.4	Amendment No. 1 to Credit Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of January 20, 2012	10-Q	2/10/12	0-18927	4.9

	4.5	Amendment No. 2 to Credit and Security Agreement dated as of August 25, 2011 and Waiver by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 11, 2012	10-Q	5/14/12	0-18927	4.5

	4.6	Amendment No. 3 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of June 5, 2012	10-K	9/4/12	0-18927	4.11

	4.7	Amendment No. 4 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 9, 2012	10-K	9/4/12	0-18927	4.12

1

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
(if applicable)
	Exhibit Number and Description		Form	Date	File No.	Exhibit

	4.8	Amendment No. 5 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 29, 2012	10-K	9/4/12	0-18927	4.13

	4.9	Amendment No. 6 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of November 12, 2012**	N/A	N/A	N/A	N/A

(10)	Material Contracts

	10.1	Form of Tandy Brands Accessories, Inc. Fiscal 2013 Performance Unit Award Agreement*	10-K	9/4/12	0-18927	10.36

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

(101)	Interactive Data Files***

	101.INS	XBRL Instance**

	101.SCH	XBRL Taxonomy Extension Schema**

	101.CAL	XBRL Taxonomy Extension Calculation**

	101.LAB	XBRL Taxonomy Extension Labels**

	101.PRE	XBRL Taxonomy Extension Presentation**

	101.DEF	XBRL Taxonomy Extension Definition**
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