Form 10-Q
period 2012-12-31
TANDY BRANDS ACCESSORIES INC
filed 2013-04-17
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q
Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
_____________________

For the Quarterly Period Ended December 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ]   Yes    [ x ]   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Number of shares outstanding at April 15, 2013
Common stock, $1.00 par value	7,129,713

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries unless the context requires otherwise.

This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements.  We have based these forward-looking statements on our current expectations about future events, estimates and projections about the industry in which we operate.  These statements are not guarantees of future performance.  Our actual results may differ materially from those suggested by these forward-looking statements as a result of a number of known and unknown risks and uncertainties that are difficult to predict including, without limitation, our ability to successfully complete our proposed new credit facility, our ability to secure additional or alternative capital, our ability to successfully implement certain restructuring initiatives, general economic and business conditions, competition in the accessories and gifts markets, acceptance of our product offerings and designs, continued good relationships with our suppliers, issues relating to distribution, the termination or non-renewal of our material licenses, our ability to maintain proper inventory levels, a significant decrease in business from or loss of any of our major customers or programs, and others identified under “Risk Factors” included in our 2012 Annual Report on Form 10-K.  Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.  Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Operations
(in thousands except per share amounts)

	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
Net sales	$47,914	$45,434	$73,785	$72,177
Cost of goods sold	34,530	30,774	52,222	48,385
Inventory write-down	6,694	-	6,694	-
	41,224	30,774	58,916	48,385
Gross margin	6,690	14,660	14,869	23,792
Selling, general and administrative expenses	11,261	10,909	20,115	20,029
Depreciation and amortization	485	567	968	1,150
Total operating expenses	11,746	11,476	21,083	21,179
Operating (loss) income	(5,056)	3,184	(6,214)	2,613
Interest expense	(479)	(382)	(771)	(749)
Other (expense) income	(31)	27	5	(11)
(Loss) income before income taxes	(5,566)	2,829	(6,980)	1,853
Income tax expense (benefit)	60	103	(69)	202
Net (loss) income	$(5,626)	$2,726	$(6,911)	$1,651
Other comprehensive (loss) income:
Currency translation adjustments	(51)	25	178	(379)
Total comprehensive (loss) income	(5,677)	2,751	(6,733)	1,272
(Loss) income per share:
Basic	(0.79)	0.39	(0.97)	0.23
Diluted	(0.79)	0.39	(0.97)	0.23
Weighted average common shares outstanding:
Basic	7,130	7,064	7,132	7,072
Diluted	7,130	7,076	7,132	7,087

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands)

	December 31 2012	June 30 2012	December 31 2011
Assets
Current assets:
Cash and cash equivalents	$606	$217	$994
Accounts receivable, net	7,098	7,042	16,352
Inventories, net	29,706	28,743	32,715
Inventory deposits	298	7,107	281
Other current assets	2,794	2,824	3,711
Total current assets	40,502	45,933	54,053
Property and equipment, net	5,240	5,474	5,954
Other assets:
Intangibles	3,757	4,115	4,519
Other assets	849	934	937
Total other assets	4,606	5,049	5,456
	$50,348	$56,456	$65,463
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$11,807	$10,548	$9,997
Accrued compensation	982	1,309	1,448
Accrued expenses	2,329	1,584	2,268
Credit facility	10,687	11,810	15,290
Total current liabilities	25,805	25,251	29,003
Other liabilities	4,310	4,290	4,257
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	-	-	-
Common stock, $1.00 par value, 10,000 shares authorized, 7,130 shares, 7,102 shares and 7,067 shares issued and outstanding, respectively	7,130	7,102	7,067
Additional paid-in capital	34,152	34,129	34,129
Accumulated deficit	(22,881)	(15,970)	(10,667)
Other comprehensive income	1,832	1,654	1,674
Total stockholders' equity	20,233	26,915	32,203
	$50,348	$56,456	$65,463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Cash Flows
(in thousands)

	Six Months Ended December 31
	2012	2011
Cash flows provided by operating activities:
Net (loss) income	$(6,911)	$1,651
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Inventory write-down	6,694	-
Deferred income taxes	(22)	71
Doubtful accounts receivable provision	176	17
Depreciation and amortization	1,094	1,275
Stock compensation expense	60	25
Amortization of debt costs	61	141
Other	(7)	-
Changes in assets and liabilities:
Accounts receivable	(202)	(2,115)
Inventories	(7,575)	(3,969)
Other assets	(76)	(222)
Inventory deposits	6,808	3,920
Accounts payable	1,978	2,474
Accrued expenses	406	(445)
Net cash provided by operating activities	2,484	2,823
Cash flows used for investing activities:
Purchases of property and equipment	(495)	(363)
Sales of property and equipment	178	-
Net cash used for investing activities	(317)	(363)
Cash flows used for financing activities:
Change in cash overdrafts	(737)	(592)
Change in restricted cash	-	1,434
Net repayments under credit facility	(1,123)	(2,633)
Net cash used for financing activities	(1,860)	(1,791)
Effect of exchange-rate changes on cash and cash equivalents	82	(89)
Net increase in cash and cash equivalents	389	580
Cash and cash equivalents beginning of year	217	414
Cash and cash equivalents end of period	$606	$994

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Amounts related to costs for a third party provider to assemble and package gift products have been reclassified from the cost of goods sold to the selling, general and administrative expense line item in the unaudited consolidated statements of operations and business segment information in the fiscal 2012 financial statements to conform to the fiscal 2013 presentation.

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

Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year.  Sales and operating results for the first six months of fiscal 2013 and 2012 were not consistent with historical patterns due to higher than expected returns of unsold inventories and promotional activity by certain of our retail partners, which drove higher than expected sales concessions and reduced second quarter fiscal 2013 sales.

Note 2 - Fair Value Measurements

We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or inputs that are unobservable and significant to the fair value measurement (Level 3 inputs).  Our financial instruments consist primarily of cash, trade receivables and payables, and our credit facility.  The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values.  Our credit facility, which was entered into effective August 25, 2011 (and most recently amended November 12, 2012 and April 11, 2013), bears interest at floating market interest rates; therefore, we believe the fair value of amounts borrowed approximates the carrying value.  At December 31, 2012, June 30, 2012 and December 31, 2011, no other material assets or liabilities were measured at fair value.

Note 3 – Restructuring Plan Announced March 18, 2013

Our second quarter fiscal 2013 financial results for our gifts segment were severely impacted by lower than expected consumer point-of-sale purchases and retailer promotional activity in December 2012 which was higher than our expectations as wells as historical norms.  These events were primarily driven by lack of consumer acceptance of two new products, unfavorable placement of our products in certain retailers, and lower than expected consumer purchases in our categories.  As a result, our gifts segments net sales and gross margins were significantly lower than expectations and historical results.  This caused our December profits to fall, resulting in the previously-announced violation of our monthly minimum fixed charge coverage ratio within our credit facility.  Additionally, the performance of the gifts segment products resulted in higher than expected sales concessions, such as allowing certain retailers to return certain unsold products, which also reduced net sales, gross margins and accounts receivable, while increasing inventories.  Each of these events unfavorably impacted our liquidity forecasts.  As a result of the covenant violation and liquidity restraints, we decided to implement a restructuring plan.

On March 18, 2013, the Board of Directors approved a broad restructuring plan (the “Restructuring”) pursuant to which we will reduce the complexity of the business through paring down the customer base we serve, focusing on the most profitable belts, small leather goods, and gifts products, streamlining our operations and further reducing operating expenses.

The primary components of the Restructuring include:  (1) exiting under-performing product offerings which do not support the major customer base and do not represent strategic components of our portfolio, (2) reducing corporate employee headcount by 32% on March 18, 2013, (3) recognizing charges for certain identifiable intangible assets impaired as a result of our decision to immediately cease production and development of products under certain proprietary trade names and trade brands,  and (4) accelerating the recognition of future expenses under certain contractual obligations.  In connection with the foregoing, we currently expect to incur pre-tax charges of approximately $11.3 million to $13.4 million in fiscal 2013, which include (a) a non-cash inventory impairment charge of $6.7 million, (b) employee severance costs of $0.6 million, (c) non-cash intangible impairment charges of $2.0 to $3.5 million and (d) other charges of approximately $2.0 to $2.6 million.  We recognized an inventory impairment charge of $6.7 million in the second fiscal quarter ended December 31, 2012 and expect to recognize the remaining charges in the third ($4.1 million to $6.0 million) and fourth ($0.5 million to $0.7 million) quarters of fiscal 2013.  Approximately $2.5 to $2.7 million of the estimated charges are likely to result in future cash expenditures.  We expect the restructuring plan to be substantially complete by June 30, 2013.

Note 4 – Inventory write-down

Due to (1) higher than expected holiday 2012 sales allowances and higher returns of unsold inventories in our gifts segment in December 2012; (2) the violation of the fixed charge covenant in our credit agreement with our senior lender; and (3) the Restructuring announced in March 2013 in which we made the decision to exit low-volume products and emphasize our focus on licensed products and high volume private label products, we concluded there was a need to generate immediate liquidity by selling returned, exited and slow moving inventories at prices discounted deeply below historical averages.  As a result of our determination to accelerate the liquidation of this inventory at deeply discounted prices, we recorded a $6.7 million noncash inventory write-down ($4.9 million and $1.8 million related to the accessories and gifts segments, respectively) which is included as an inventory write-down in our unaudited consolidated statement of operations in the three and six months ended December 31, 2012, respectively.  The inventory was marked down to our best estimate of the market value we anticipated realizing based on actual close-out orders received for the inventory and our experiences selling through inventory liquidation channels in the past.  At December 31, 2012, the carrying value of impacted inventories was $5.6 million.  We expect to sell off all impacted inventory at approximately its current net book value by July 31, 2013.  Sales of underperforming products, which are not expected to repeat in fiscal 2014, were $4.3 million in the first six months of fiscal 2013.  We do not expect any additional material write-offs related to the sell-off of this inventory.

Note 5 - Business Segment Information

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

The following table presents operating information by segment and reconciliation of segment (loss) income to our consolidated operating (loss) income (in thousands):

	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
Net sales:
Accessories	$21,407	$22,732	$41,395	$44,244
Gifts	26,507	22,702	32,390	27,933
	$47,914	$45,434	$73,785	$72,177
Segment (loss) income:
Accessories(1)	$(612)	$4,859	$3,654	$9,383
Gifts(2)	630	3,804	751	4,619
	18	8,663	4,405	14,002
Selling, general and administrative expenses	(4,589)	(4,912)	(9,651)	(10,239)
Depreciation and amortization	(485)	(567)	(968)	(1,150)
Operating (loss) income	$(5,056)	$3,184	$(6,214)	$2,613

(1)
Accessories segment (loss) income for the three and six months ended December 31, 2012 includes inventory write-downs of $4.9 million.  Excluding these write-downs, accessories segment income would have been $4.3 million and $8.6 million for the three and six months ended December 31, 2012, respectively.

(2)
Gifts segment income for the three and six months ended December 31, 2012 includes inventory write-downs of $1.8 million.  Excluding these write-downs, gifts segment income would have been $2.4 million and $2.6 million for the three and six months ended December 31, 2012, respectively.

Note 6 – Credit Facility

We have a $35 million credit facility, which expires in August 2015.  On April 11, 2013, we, along with our Canadian subsidiary, and our lender entered into a Seventh Amendment to Credit and Security Agreement (the “Amendment”).  Pursuant to the Amendment, our lender formally waived our failure to satisfy a fixed charge coverage ratio covenant for the fiscal months ending December 31, 2012, January 31, 2013 and February 28, 2013, and eliminated this fixed charge coverage ratio covenant going forward, and extended the time period to deliver certain post-close deliverables and title matters related to real property.  In addition, the Amendment contains certain amendments to the credit agreement, including, but not limited to: (1) modifications to certain definitions used in the credit agreement, including reduction in the minimum excess availability requirement from $2.7 million to $2.0 million; (2) an adjustment to the capital expenditures cap for the period between the execution and maturity dates; (3) the payment of a $200,000 amendment and waiver fee; (4) an immediate payment of outstanding ad valorem taxes; (5) the continued engagement of a Chief Restructuring Officer at the lender’s discretion; and (6) the requirement to pay the indebtedness in full and terminate the agreement by May 31, 2013 or raise additional cash equity in the amount of $10 million or more.

While we can provide no assurances at this time with regard to our ability to successfully raise capital, we have been seeking additional sources of capital and have signed a non-binding term sheet with a lender to replace our existing credit facility.  In addition, we believe several sources of working capital are available that could be utilized, either in combination with or in substitution for our senior facility.  These include traditional senior financing, mezzanine financing as well as early pay arrangements with major customers and purchase order financing arrangements for our gifts segment.  If we are unable to raise capital our operations could be adversely affected, which could negatively impact our ability to obtain inventories on acceptable terms and operate our business, and we could be forced to file for protection under U.S. Bankruptcy Code.

At December 31, 2012, we had $848,000 borrowing availability ($3.6 million excluding the minimum excess availability requirement of $2.7 million) based on our accounts receivable and inventory levels, outstanding letters of credit totaling $427,000, and $10.7 million outstanding borrowings under the facility.  Borrowings and letters of credit bear interest at either the daily three-month LIBOR rate plus 5.75% or a fixed LIBOR rate for three months plus 5.75%.

The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries.  The credit facility contains certain negative covenants and requires a minimum availability covenant, which, if not met, could adversely impact our liquidity.  The facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying debt, and making certain property transfers.  In addition, the facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements.

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

On April 11, 2013, we obtained a waiver from our lender for violation of the fixed charge coverage covenant under our credit facility and failure to deliver certain post-close deliverables and title matters related to real property in a timely manner.  This violation was due to higher than expected holiday 2012 sales allowances and higher returns of unsold inventories in our gifts segment, which ultimately impacted our ability to meet forecasts as established under the credit facility.  Excluding these lender waived covenant violations, we were in compliance with all other covenants as of December 31, 2012.

Note 7 - Long-Term Incentive Award

On July 1, 2012, we issued 950,000 performance units comprised 50% of cash and 50% of phantom shares of our common stock, to certain employees.  Each unit has a $1.00 assigned value and the number of phantom shares of common stock attributable to each award was determined based on the fair market value of our common stock on the date of grant, which was $1.40 per share at the close of trading on that day.  The units earned during the performance cycle (July 1, 2012 through June 30, 2014) vary from 0% to 200% of the units awarded based on our basic earnings per share for each of the two fiscal years ending June 30, 2014, excluding the effects of accounting principles changes, extraordinary items, recognized capital gains and losses and, as determined by our board of directors (the “Board”), one-time, non-operating items.  Assuming continued employment, if, at the end of the two-year performance cycle, at least the threshold performance level has been achieved, the performance units will cliff vest and, to the extent earned, will generally be settled in cash (if shares are available under our benefit plans, the Board may, in its discretion, settle the phantom shares attributable to an award in shares of our common stock).  Notwithstanding the foregoing, employees vest in a portion of units earned based on the number of fiscal years employed during the cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement and, upon a change of control, employees vest in 100% of the units awarded.  As of December 31, 2012, we expect 383,000 of the 950,000 units granted to vest (100,000 units were forfeited), which, based on the market price of our common stock on December 31, 2012, would be payable in cash equal to $400,000.

Note 8 - Income Taxes

The following presents components of our income tax expense (benefit) (in thousands):

	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
Federal and state	$6	$8	$11	$73
Deferred federal and state	(1,569)	1,073	(2,060)	724
Foreign	(166)	26	(164)	102
Uncertain tax positions	63	64	(98)	16
Deferred tax valuation allowance	1,726	(1,068)	2,242	(713)
	$60	$103	$(69)	$202

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
Statutory rate	(34.0)%	34.0%	(34.0)%	34.0%
Deferred tax valuation allowance	31.0	(37.8)	32.1	(38.4)
State and foreign taxes net of federal tax benefit	1.9	1.8	1.0	9.4
Uncertain tax positions	1.1	2.3	(1.4)	0.9
Repatriation of foreign earnings	(0.2)	3.3	-	5.0
Other, net	1.3	-	1.3	-
	1.1%	3.6%	(1.0)%	10.9%

At December 31, 2012 we had federal income tax net operating loss carryovers of approximately $46.1 million expiring in 2029 through 2031.  Our deferred tax valuation allowance was approximately $26.3 million.

During the first quarter of fiscal 2013, $161,000 of the liability previously recorded for uncertain state tax positions was released from the reserve as it no longer failed to meet the more-likely-than-not threshold.

Note 9 – Earnings (Loss) Per Share

Our basic and diluted earnings (loss) per common share are computed as follows (in thousands except per share amounts):

	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income	$(5,626)	$2,726	$(6,911)	$1,651
Denominator:
Denominator for basic (loss) earnings per share:	7,130	7,064	7,132	7,072
Effect of dilutive share-based compensation	-	12	-	15
Denominator for diluted (loss) earnings per share:	7,130	7,076	7,132	7,087
(Loss) income per common share	$(0.79)	$0.39	$(0.97)	$0.23
(Loss) income per common share assuming dilution	$(0.79)	$0.39	$(0.97)	$0.23

Potentially dilutive securities which could have had an antidilutive effect on our per share results of operations were (in thousands except per share amounts):

	December 31
	2012	2011
Stock options (exercise prices per share: 2012 and 2011 - $1.98 to $15.60)	105	269

Note 10 – Subsequent Event

On April 12, 2013, we received a deficiency notification letter from the Nasdaq Global Market ("Nasdaq").  The notice stated that we were not in compliance with Nasdaq Marketplace Rule 5450(b)(1)(C) because the market value of our publically held shares was below the $5 million minimum for the previous 30 consecutive business days.  The notice has no immediate effect on the listing or trading of our common stock.

In accordance with Nasdaq rules, we have a period of 180 calendar days, until October 9, 2013, to regain compliance with the minimum market value rule.  If at any time before October 9, 2013, the market value of our publically held shares closes at $5 million or more for a minimum of 10 consecutive business days, Nasdaq will notify us that it has regained compliance with the minimum market value rule.  We are currently reviewing options with respect to regaining such compliance.

If we cannot demonstrate compliance with Rule 5450(b)(1)(C) by October 9, 2013, Nasdaq will provide notice to the us that our securities may be delisted.  At that time, we may appeal NASDAQ's decision to a Listing Qualifications Panel.  Alternatively, we may submit an application to transfer our securities to The Nasdaq Capital Market.

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

BUSINESS

We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, gifts, small leather goods and bags.  Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including SPERRY TOP-SIDER®, ELIE TAHARI®, EDDIE BAUER®, TOTES®, MISS ME®, THE SHARPER IMAGE®, WOLVERINE®, HAGGAR®, ARNOLD PALMER®, DOCKERS®, SAMSONITE®, AMERICAN TOURISTER®, KODIAK®, TERRA®, ROLFS®, AMITY®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, CHAMBERS BELT COMPANY®, ABSOLUTELY FRESH®, SURPLUS®, as well as private brands for major retail customers.  We sell our products through all major retail distribution channels throughout North America, including, without limitation, mass merchants, national chain stores, department stores, specialty stores, catalog retailers, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.  We were incorporated as a Delaware corporation on November 1, 1990.

Significant Events

On March 18, 2013, the Board of Directors approved a broad restructuring plan (the “Restructuring”) pursuant to which we will reduce the complexity of the business through paring down the customer base we serve, focusing on the most profitable belts, small leather goods, and gifts products, streamlining our operations and further reducing operating expenses.  We expect the Restructuring to reduce future operating expenses by $6.0 million to $7.0 million on an annualized basis, beginning in fiscal 2014.

The primary components of the Restructuring include:  (1) exiting under-performing product offerings which do not support the major customer base and do not represent strategic components of our portfolio, (2) reducing corporate employee headcount by 32% on March 18, 2013, (3) recognizing charges for certain identifiable intangible assets impaired as a result of our decision to immediately cease production and development of products under certain proprietary trade names and trade brands,  and (4) accelerating the recognition of future expenses under certain contractual obligations.

In the first half of fiscal 2013, we executed a new license agreement with brands Samsonite® and American Tourister®.  Under the terms of the agreements, we will distribute gifts among a wide array of channels including, but not limited to, national retail and department stores, clubs, and mass merchants.  Revenues from these brands are expected to benefit the gifts segment results in the second half of calendar 2013.

FISCAL 2013 COMPARED TO FISCAL 2012

Business Segments
The following presents sales, gross margins, and operating expenses for our business segments (in thousands of dollars):

	Three Months Ended December 31		Six Months Ended December 31
	2012	2011	2012	2011
Net sales:
Accessories	$21,407	$22,732	$41,395	$44,244
Gifts	26,507	22,702	32,390	27,933
	$47,914	$45,434	$73,785	$72,177
Gross margin:
Accessories(1)	$1,863	$7,673	$8,631	$14,956
Gifts(2)	4,827	6,987	6,238	8,836
	$6,690	$14,660	$14,869	$23,792

Gross margin percent of sales:
Accessories	8.7%	33.8%	20.9%	33.8%
Gifts	18.2%	30.8%	19.3%	31.6%
	14.0%	32.3%	20.2%	33.0%

Operating expenses:
Accessories	$2,475	$2,814	$4,977	$5,573
Gifts	4,197	3,183	5,487	4,217
	$6,672	$5,997	$10,464	$9,790

(1)
Accessories gross margin for the three and six months ended December 31, 2012 includes inventory write-downs of $4.9 million.  Excluding these write-downs, accessories gross margin would have been $6.8 million, or 31.8%, and $13.5 million, or 32.6%, for the three and six months ended December 31, 2012, respectively.

(2)
Gifts gross margin for the three and six months ended December 31, 2012 includes inventory write-downs of $1.8 million.  Excluding these write-downs, gifts gross margin would have been $6.6 million, or 24.9%, and $8.0 million, or 24.7%, for the three and six months ended December 31, 2012, respectively.

Net Sales and Gross Margins
Our fiscal 2013 second quarter net sales were $47.9 million, which was $2.5 million, or 5%, higher than the prior year.  Net sales for our accessories segment were $21.4 million for the second quarter of fiscal 2013, which was $1.3 million, or 6%, lower than in the second quarter of fiscal 2012, primarily due to lower sales of exited product categories in the current year, partially offset by new sales under our Eddie Bauer® license.  Gifts segment net sales of $26.5 million for the second quarter of fiscal 2013 were $3.8 million, or 17% higher than in the prior year, primarily due to increased holiday shipments resulting from new programs acquired in late fiscal 2012, offset partially by higher sales concessions and holiday season returns.

Our net sales for the first six months of fiscal 2013 were $73.8 million, which was $1.6 million, or 2%, higher than the comparable prior year period.  Accessories segment net sales of $41.4 million for the first half of fiscal 2013 were $2.8 million, or 6%, lower than in the first half of fiscal 2012 primarily due to lower sales of exited product categories in the current year, partially offset by higher levels of replenishment orders by one of our largest customers and new sales under our Eddie Bauer® license.  Gifts segment net sales of $32.4 million for the first half of fiscal 2013 were $4.5 million, or 16%, greater than in the prior year, primarily due to increased holiday shipments resulting from new programs acquired in late fiscal 2012, offset partially by higher sales concessions and holiday season returns.

Gross margins were 14.0% and 32.3% for the second quarters of fiscal 2013 and 2012, respectively.  Accessories segment margins decreased from 33.8% in the second quarter of fiscal 2012 to 8.7% in the current fiscal year primarily because of the $4.9 million inventory write-off associated with marketing certain of our inventories more aggressively than historical averages to accelerate demand and increase liquidity, lower sales of previously written-down inventory and higher sales concessions to a major customer during the current year to procure additional retail space.  The gifts segment margin decreased to 18.2% from 30.8% in the second quarter of fiscal 2012, primarily due to the $1.8 million inventory write-off associated with the restructuring plan, higher freight costs, higher sales concessions and holiday season returns.

Gross margins were 20.2% and 33.0% for the first half of fiscal 2013 and 2012, respectively.  Accessories segment margins decreased from 33.8% in the first half of fiscal 2012 to 20.9% in the current fiscal year, primarily because of the inventory write-off, lower sales of previously written-down inventory and higher customer deductions.  The gifts segment margin decreased to 19.3% in the first half of 2013 from 31.6% in the comparable prior year period due to the inventory write-off, higher freight costs, higher sales to our higher volume, lower margin customers, and higher customer deductions.  Gross margins were also affected by more customer-direct shipments in the first half of fiscal 2013 compared to the first half of fiscal 2012, since these shipments carry lower gross margins due to being shipped directly from our suppliers to our customers (and not handled in our distribution centers), reducing the associated selling, general and administrative costs.

Operating Expenses
Total segment operating expenses were higher in the second quarter and in the first six months of fiscal 2013 by $675,000 and $674,000, respectively, when compared to comparable prior year periods, primarily due to higher variable distribution costs, selling costs and royalties in the gifts segment, offset by lower variable distribution costs in the accessories segment.

Total selling, general and administrative expenses of $11.3 million for the second quarter of fiscal 2013 were $352,000 or 3%, higher than the second quarter of fiscal 2012 ($10.9 million).  The increases were primarily due to higher royalties, offset by decreases in compensation costs.

Total selling, general and administrative expenses of $20.1 million for the first half of fiscal 2013 were $86,000, or less than 1%, higher than the first half of fiscal 2012 ($20.0 million).  The increases were primarily due to higher royalties and selling costs, offset by decreases in variable distribution and compensation costs.

Interest and Taxes
Interest expense was higher in the second quarter by $97,000 when compared to the prior year period due to interest incurred from a supply chain finance (early-pay) arrangement entered into for our second largest customer in the second quarter of fiscal 2013 in which receivables were sold without recourse and at management’s discretion.  The early payment program bears an annual percentage rate of 2.44%.

Interest expense was higher in the first six months of fiscal 2013 by $22,000 when compared to the prior year period due to interest expense associated with supply chain finance program in the current year period, offset by a $98,000 write-off of costs capitalized in connection with our previous credit facility in the prior year.

Information about our income taxes is incorporated herein by reference to Note 8 of the notes to unaudited consolidated financial statements in Item 1 of this Quarterly Report.

SEASONALITY

Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year.  Sales and operating results for the first six months of fiscal 2013 and 2012 were not consistent with historical patterns due to higher than expected returns of unsold inventories and promotional activity by certain of our retail partners, which drove higher than expected sales concessions and reduced second quarter fiscal 2013 sales.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operating activities and our credit facility ($848,000 borrowing availability at December 31, 2012 after consideration of the $2.7 million minimum excess availability requirement).

On April 11, 2013, we obtained a waiver from our lender for violation of the fixed charge coverage covenant under our credit facility and failure to deliver certain post-close deliverables and title matters related to real property in a timely manner.  We were in compliance with all other covenants as of December 31, 2012.  Under the terms of the amendment, to avoid a default under the credit agreement, we are required to either (1) pay the indebtedness in full and terminate the agreement by May 31, 2013 or (2) raise additional cash equity in the amount of $10 million or more.  While we can provide no assurances at this time, we believe we will be able to raise sufficient additional or alternative sources of capital in the near term to avoid a default under the credit agreement.  We have signed a non-binding term sheet with a lender to replace our existing credit facility.

We believe several sources of working capital are available that could be utilized, either in combination with or in substitution for our senior facility.  These include traditional senior financing, mezzanine financing as well as early pay arrangements with major customers and purchase order financing arrangements for our gifts segment.  If we are unable to raise capital our operations could be adversely affected which would negatively impact our ability to obtain inventories on acceptable terms and operate our business, and we could be forced to file for protection under U.S. Bankruptcy Code.

Furthermore, as part of our discussions with our current senior lender and as a result of a thorough examination of our business, on March 18, 2013 we announced that we have initiated a broad restructuring plan, which we believe will address in a significant way the issues that led to the covenant violations.  We anticipate the Restructuring will reduce operating expenses by approximately $6.0-$7.0 million on an annualized basis beginning in fiscal 2014.  Key elements of the restructuring plan include:  (1) eliminating low volume products, (2) emphasizing licensed products and high volume private label products, (3) reducing the amount of risk in our gifts business by minimizing the level of sales concessions provided to customers, (4) reducing corporate headcount by approximately 32%, (5) closing or downsizing four of eight leased facilities, (6) outsourcing and relocating our gifts distribution from Texas to California, and (7) exiting development efforts with respect to and accelerated recognition of future expenses associated with non-core brands.

Information about our restructuring plan, inventory write-down and credit facility are incorporated herein by reference to Notes 3 to 6 of the notes to unaudited consolidated financial statements included in Item 1 of this Quarterly Report.

First half fiscal 2013 net cash from operating activities was $339,000 lower than in the prior year, primarily driven by the following: (1) an increase in the net loss; (2) $1.9 million lower current year accounts receivable due to a large one-time reduction in receivables as a result of the commencement of a supply chain finance (early-payment) arrangement entered into with our second largest customer during the current year; (3) $6.1 million lower current year inventory and other assets due to a $6.7 million non-cash inventory write-down, offset partially by higher inventories for new accessories programs with spring deliveries and higher levels of unsold gift products; and (4) $355,000 higher accounts payable and accrued expenses due to higher inventory purchases in the current year period and timing of payments to certain vendors.

Investing activities for the first half of fiscal 2013 primarily consisted of purchases of software to improve fill-rates with our largest customer and operating equipment to improve efficiency in our distribution facilities.  Investing activities for the prior year primarily related to the purchases of operating equipment for our distribution facilities.

Financing activities included credit facility net repayments of $1.1 million and $2.6 million in the first half of fiscal 2013 and 2012, respectively.  This $1.5 million decrease from the prior year was primarily due to (1) lower cash flows generated from operations and (2) the elimination of the requirement to maintain compensation balances with our Canadian subsidiary’s lender (which occurred upon the termination of the Canadian subsidiary’s credit facility) and the use of previously restricted cash to pay down our outstanding balance.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC.
(Registrant)

April 17, 2013	/s/ N. Roderick McGeachy, III
N. Roderick McGeachy, III
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph C. Talley
Joseph C. Talley
Chief Financial Officer
(Principal Financial and
Accounting Officer)

		TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES EXHIBIT INDEX
			Incorporated by Reference (if applicable)
		Exhibit Number and Description	Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	0-18927	3.1

	4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011	10-K/A	4/19/12	0-18927	4.8

	4.4	Amendment No. 1 to Credit Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of January 20, 2012	10-Q	2/10/12	0-18927	4.9

	4.5	Amendment No. 2 to Credit and Security Agreement dated as of August 25, 2011 and Waiver by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 11, 2012	10-Q	5/14/12	0-18927	4.5
	4.6	Amendment No. 3 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of June 5, 2012	10-K	9/4/12	0-18927	4.11

	4.7	Amendment No. 4 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 9, 2012	10-K	9/4/12	0-18927	4.12

1

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES EXHIBIT INDEX
Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit

	4.8	Amendment No. 5 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 29, 2012	10-K	9/4/12	0-18927	4.13

	4.9	Amendment No. 6 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of November 12, 2012Amendment No. 5 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 29, 2012	10-Q	11/14/12	0-18927	4.9

	4.10	Amendment No. 7 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of April 11, 2013**	N/A	N/A	N/A	N/A

(10)	Material Contracts

	10.1	Form of Tandy Brands Accessories, Inc. Fiscal 2013 Performance Unit Award Agreement*	10-K	9/4/12	0-18927	10.36

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

(101)	Interactive Data Files***

101.INS	XBRL Instance**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.LAB	XBRL Taxonomy Extension Labels**

101.PRE	XBRL Taxonomy Extension Presentation**

101.DEF	XBRL Taxonomy Extension Definition**
__________________
*	Management contract or compensatory plan
**	Filed herewith
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