Form 10-Q
period 2013-03-31
TANDY BRANDS ACCESSORIES INC
filed 2013-05-14
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934
____________________

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes     [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class	Number of shares outstanding at May 13, 2013
Common stock, $1.00 par value	7,129,713

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries unless the context requires otherwise.

This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements.  We have based these forward-looking statements on our current expectations about future events, estimates and projections about the industry in which we operate.  These statements are not guarantees of future performance.  Our actual results may differ materially from those suggested by these forward-looking statements as a result of a number of known and unknown risks and uncertainties that are difficult to predict including, without limitation, our ability to successfully complete our proposed new credit facility, our ability to secure additional or alternative capital, our ability to successfully implement certain restructuring initiatives, general economic and business conditions, competition in the accessories and gifts markets, acceptance of our product offerings and designs, continued good relationships with our suppliers, issues relating to distribution, the termination or non-renewal of our material licenses, our ability to maintain proper inventory levels, a significant decrease in business from or loss of any of our major customers or programs, a possibility of our gifts business being substantially different,  and others identified under “Risk Factors” included in our 2012 Annual Report on Form 10-K.  Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.  Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Operations
(in thousands except per share amounts)

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Net sales	$19,582	$23,862	$93,367	$96,039
Cost of goods sold	14,349	16,288	66,571	64,673
Inventory write-down	-	-	6,694	-
	14,349	16,288	73,265	64,673
Gross margin	5,233	7,574	20,102	31,366
Selling, general and administrative expenses	7,586	9,817	27,701	29,846
Depreciation and amortization	466	549	1,434	1,699
Intangibles and held for sale impairments	3,006	-	3,006	-
Restructuring charges	2,575	-	2,575	-
Total operating expenses	13,633	10,366	34,716	31,545
Operating loss	(8,400)	(2,792)	(14,614)	(179)
Interest expense	(236)	(207)	(1,007)	(956)
Other income (expense)	60	(2)	65	(13)
Loss before income taxes	(8,576)	(3,001)	(15,556)	(1,148)
Income tax expense (benefit)	(101)	64	(170)	266
Net loss	$(8,475)	$(3,065)	$(15,386)	$(1,414)
Other comprehensive (loss) income:
Currency translation adjustments	(173)	154	5	(225)
Total comprehensive loss	(8,648)	(2,911)	(15,381)	(1,639)
Loss per share:
Basic	(1.19)	(0.43)	(2.16)	(0.20)
Diluted	(1.19)	(0.43)	(2.16)	(0.20)
Weighted average common shares outstanding:
Basic	7,130	7,074	7,131	7,074
Diluted	7,130	7,074	7,131	7,074

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands)

	March 31 2013	June 30 2012	March 31 2012
Assets
Current assets:
Cash	$252	$217	$287
Accounts receivable, net	4,001	7,042	7,881
Inventories, net	28,192	28,743	26,894
Inventory deposits	225	7,107	669
Other current assets	2,189	2,824	2,839
Total current assets	34,859	45,933	38,570
Property and equipment, net	4,918	5,474	5,719
Other assets:
Intangibles	1,236	4,115	4,311
Other assets	675	934	929
Total other assets	1,911	5,049	5,240
	$41,688	$56,456	$49,529
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$11,536	$10,548	$5,326
Accrued compensation	801	1,309	1,361
Accrued expenses	1,461	1,584	1,534
Accrued restructuring charges	2,237	-	-
Credit facility	9,995	11,810	7,563
Total current liabilities	26,030	25,251	15,784
Other liabilities	4,088	4,290	4,433
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	-	-	-
Common stock, $1.00 par value, 10,000 shares authorized, 7,130 shares, 7,102 shares and 7,075 shares issued and outstanding, respectively	7,130	7,102	7,075
Additional paid-in capital	34,137	34,129	34,141
Accumulated deficit	(31,356)	(15,970)	(13,732)
Other comprehensive income	1,659	1,654	1,828
Total stockholders' equity	11,570	26,915	29,312
	$41,688	$56,456	$49,529

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Cash Flows
(in thousands)

	Nine Months Ended March 31
	2013	2012
Cash flows provided by operating activities:
Net loss	$(15,386)	$(1,414)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Inventory write-down	6,694	-
Intangibles and held for sale impairments	3,006	-
Restructuring charges	2,575	-
Deferred income taxes	(228)	54
Doubtful accounts receivable provision	152	907
Depreciation and amortization	1,616	1,889
Stock compensation expense	17	72
Amortization of debt costs	92	168
Other	(57)	(5)
Changes in assets and liabilities:
Accounts receivable	2,896	5,470
Inventories	(6,118)	1,946
Other assets	36	487
Inventory deposits	6,882	3,531
Accounts payable	1,328	(3,221)
Accrued expenses	(704)	(1,132)
Net cash provided by operating activities	2,801	8,752
Cash flows used for investing activities:
Purchases of property and equipment	(497)	(495)
Sales of property and equipment	228	191
Net cash used for investing activities	(269)	(304)
Cash flows used for financing activities:
Change in cash overdrafts	(645)	414
Change in restricted cash	-	1,447
Net repayments under credit facility	(1,815)	(10,369)
Net cash used for financing activities	(2,460)	(8,508)
Effect of exchange-rate changes on cash	(37)	(67)
Net increase (decrease) in cash	35	(127)
Cash beginning of year	217	414
Cash end of period	$252	$287

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Accounting Principles

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Amounts related to costs for a third party provider to assemble and package gift products have been reclassified from cost of goods sold to the selling, general and administrative expense line item in the unaudited consolidated statements of operations and business segment information in the fiscal 2012 financial statements to conform to the fiscal 2013 presentation.

The preparation of our consolidated financial statements requires the use of estimates that affect the reported value of assets, liabilities, revenues, and expenses.  These estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our conclusions.  We continually evaluate the information used to make these estimates as the business and economic environment change, including evaluation of events subsequent to the end of the quarter through the financial statement issuance date.  Actual results may differ from these estimates under different assumptions or conditions.  Such differences could have a material impact on our future financial position, results of operations, and cash flows.

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

Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year.  Sales and operating results for the nine months of fiscal 2013 and 2012 were not consistent with historical patterns due to higher than expected returns of unsold inventories and promotional activity by certain of our retail partners, which drove higher than expected sales concessions and reduced fiscal 2013 sales, and implementation of our restructuring plan announced March 18, 2013.

Note 2 - Fair Value Measurements

We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or inputs that are unobservable and significant to the fair value measurement (Level 3 inputs).  Our financial instruments consist primarily of cash, trade receivables and payables, and our credit facility.  The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values.  Our credit facility, which was entered into effective August 25, 2011 (and most recently amended April 11, 2013), bears interest at floating market interest rates; therefore, we believe the fair value of amounts borrowed approximates the carrying value.  At March 31, 2013, June 30, 2012 and March 31, 2012, no other material financial assets or liabilities were measured at fair value.

Note 3 – Restructuring Plan Announced March 18, 2013

Our second quarter fiscal 2013 financial results for our gifts segment were severely impacted by lower than expected consumer point-of-sale purchases and retailer promotional activity in December 2012, which was higher than both our expectations and historical levels.  These events were primarily driven by lack of consumer acceptance of two new products, unfavorable placement of our products in certain retailers, and lower than expected consumer purchases in our categories.  As a result, our gifts segment net sales and gross margins were significantly lower than expectations and historical results.  This caused our December profits to fall, resulting in the previously-announced violation of our monthly minimum fixed charge coverage ratio within our credit agreement.  Additionally, the performance of the gifts segment products resulted in higher than expected sales concessions, such as allowing certain retailers to return certain unsold products, which also reduced net sales, gross margins and accounts receivable, while increasing inventories.  Each of these events unfavorably impacted our liquidity forecasts.  As a result of the covenant violation and liquidity restraints, we decided to implement a restructuring plan.

On March 18, 2013, the Board of Directors (the “Board”) approved a broad restructuring plan (the “Restructuring”) pursuant to which we will reduce the complexity of the business through paring down the customer base we serve, focusing on the most profitable belts, small leather goods, and gifts products, streamlining our operations and further reducing operating expenses.

The primary components of the Restructuring include:  (1) exiting under-performing product offerings which do not support our primary customer base and do not represent strategic components of our portfolio, (2) reducing corporate employee headcount by 32%, which occurred on March 18, 2013, (3) recognizing charges for certain intangible assets impaired as a result of our decision to immediately cease production and development of products under certain proprietary trade names and trade brands,  and (4) accelerating the recognition of future expenses under certain contractual obligations.  In connection with the foregoing, we currently expect to incur pre-tax charges of approximately $12.5 million to $12.8 million in fiscal 2013, which include (a) a non-cash inventory impairment charge of $6.7 million, (b) employee severance costs of $0.6 million, (c) non-cash intangible impairment charges of $2.6 million and (d) other charges of approximately $2.6 million to $2.9 million.

We recognized an inventory impairment charge of $6.7 million in the second quarter of fiscal 2013.  In the third quarter of fiscal 2013, we recognized an intangible impairment charge of $2.6 million, severance charges of $0.6 million, charges related to the recognition of expenses under contractual liabilities of $1.6 million that we otherwise would have recorded over the life of the contract and related revenues attributable to those contracts, and other charges of $0.8 million.  We expect to recognize the remaining charges ($0.2 million to $0.5 million) in the fourth quarter of fiscal 2013.  Approximately $2.7 million to $2.9 million of the estimated charges are likely to result in future cash expenditures.  We expect the restructuring plan to be substantially complete by June 30, 2013 and expect to recognize the remaining cash expenditures over the next 12 months.

The following table presents the movement in the severance liability and other restructuring costs (in thousands):

	Severance	Other	Total
Restructuring charges, January 1, 2013	$-	$-	$-
Charges	649	1,926	2,575
Cash spent	(49)	(289)	(338)
Restructuring charges, March 31, 2013	$600	$1,637	$2,237

Note 4 – Inventory Write-down and Intangibles and Held for Sale Impairments

Due to (1) higher than expected holiday 2012 sales allowances and higher returns of unsold inventories in our gifts segment in December 2012; (2) the violation of the fixed charge covenant in our credit agreement with our senior lender; and (3) the Restructuring announced in March 2013 in which we made the decision to exit low-volume products and emphasize our focus on licensed products and high volume private label products, we concluded there was a need to generate immediate liquidity by selling returned, exited and slow moving inventories at prices discounted deeply below historical averages.  As a result of our determination to accelerate the liquidation of this inventory at deeply discounted prices, we recorded a $6.7 million noncash inventory write-down ($4.9 million and $1.8 million related to the accessories and gifts segments, respectively), which is included as an inventory write-down in our unaudited consolidated statement of operations in the nine months ended March 31, 2013.  The inventory was marked down to our best estimate of the market value we anticipated realizing based on actual close-out orders received for the inventory and our experiences selling through inventory liquidation channels in the past, including in certain cases, an incremental write-down compared to our historical experiences to reflect the need to immediately liquidate the effected inventory.  At March 31, 2013, the carrying value of impacted inventories was $3.5 million.  We expect to sell off all impacted inventory at approximately its current net book value by July 31, 2013.  Sales and gross margins of underperforming products were $1.3 million and $0.4 million and $5.7 million and $1.7 million, in the three and nine months of fiscal 2013, respectively.  We do not expect any additional material write-offs related to the sell-off of this inventory.

Due to the Restructuring and our decision to cease production and development of products under certain proprietary trade names and trade brands, we tested our definite and indefinite-lived intangible assets for recoverability during the third quarter of fiscal 2013 using fair value methods, such as discounted cash flows (indefinite-lived intangible) and undiscounted cash flows (definite-lived intangibles).  As a result of the impairment tests, we recorded a $2.3 million impairment charge (accessories segment), which was included in the intangibles and held for sale impairments line in our unaudited consolidated statement of operations in the three and nine months ended March 31, 2013.

Due to our strategy to exit certain low-volume and unprofitable products and transition from proprietary to licensed brands, we determined that the life for our indefinite-lived trade brand intangible asset was no longer indefinite, and therefore the intangible asset will be amortized over the remaining period in which it is expected to contribute to cash flows, which is three years.  The net book value of this trade brand at March 31, 2013 was approximately $282,000.

We recorded a $0.4 million impairment charge in the third quarter of fiscal 2013 on a held for sale property, which is included in the intangibles and held for sale impairments line in our unaudited consolidated statement of operations in the three and nine months ended March 31, 2013.  Due to the length of time our last held for sale property has been on the market and our current liquidity forecasts, we decided to market the property below its carrying value.

Note 5 - Business Segment Information

We sell our products through all major retail distribution channels throughout North America, including, without limitation, mass merchants, national chain stores, department stores, specialty stores, catalog retailers, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.  Our business segments are based on product categories: (1) accessories, which include belts, small leather goods and bags, and (2) gifts.  Each segment is measured by management based on income consisting of net sales less cost of goods sold, product distribution expenses, and royalties utilizing accounting policies consistent in all material respects with those described in Note 2 of the notes to consolidated financial statements included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  No inter-segment revenue is recorded.  Assets, related depreciation and amortization, and a portion of our selling, general and administrative expenses are not allocated to the segments.

The following table presents operating information by segment and reconciliation of segment (loss) income to our consolidated operating loss (in thousands):

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Net sales:
Accessories	$18,298	$22,158	$59,693	$66,402
Gifts	1,284	1,704	33,674	29,637
	$19,582	$23,862	$93,367	$96,039
Segment (loss) income:
Accessories(1)	$2,763	$4,703	$6,417	$14,086
Gifts(2)	(1,327)	(962)	(576)	3,657
	1,436	3,741	5,841	17,743
Selling, general and administrative expenses	(3,789)	(5,984)	(13,440)	(16,223)
Depreciation and amortization	(466)	(549)	(1,434)	(1,699)
Intangibles and held for sale impairment	(3,006)	-	(3,006)	-
Restructuring charges	(2,575)	-	(2,575)	-
Operating loss	$(8,400)	$(2,792)	$(14,614)	$(179)

(1)
Accessories segment income for the nine months ended March 31, 2013 includes inventory write-downs of $4.9 million.  Excluding these write-downs, accessories segment income would have been $11.3 million for the nine months ended March 31, 2013.

(2)
Gifts segment (loss) income for the nine months ended March 31, 2013 includes inventory write-downs of $1.8 million.  Excluding these write-downs, gifts segment income would have been $1.2 million for the nine months ended March 31, 2013.

Note 6 – Credit Facility

We have a $35 million credit facility, which expires in August 2015.  On April 11, 2013, we, along with our Canadian subsidiary, and our lender entered into a Seventh Amendment to Credit and Security Agreement (the “Amendment”).  Pursuant to the Amendment, our lender formally waived our failure to satisfy a fixed charge coverage ratio covenant for the fiscal months ending December 31, 2012, January 31, 2013 and February 28, 2013, eliminated this fixed charge coverage ratio covenant going forward, and extended the time period to deliver certain post-close deliverables and title matters related to real property.  In addition, the Amendment contains certain amendments to the credit agreement, including, but not limited to: (1) modifications to certain definitions used in the credit agreement, including reduction in the minimum excess availability requirement from $2.7 million to $2.0 million; (2) an adjustment to the capital expenditures cap for the period between the execution and maturity dates; (3) the payment of a $200,000 amendment and waiver fee; (4) an immediate payment of outstanding ad valorem taxes; (5) the continued engagement of a Chief Restructuring Officer at the lender’s discretion; and (6) the requirement to pay the indebtedness in full and terminate the agreement by May 31, 2013 or raise additional cash equity in the amount of $10 million or more.

While we can provide no assurances at this time with regard to our ability to successfully raise capital, we have been seeking additional sources of capital and have signed non-binding term sheets with lenders to replace our existing credit facility.  We believe several sources of working capital are available that could be utilized, either in combination with, or in substitution for, our senior facility.  Included among these sources are traditional senior financing, mezzanine financing as well as early pay arrangements with major customers and purchase order financing arrangements for our gifts segment.  If we are unable to raise capital our operations could be adversely affected which could negatively impact our ability to obtain inventories on acceptable terms and operate our business, and we could be forced to file for protection under the U.S. Bankruptcy Code.

At March 31, 2013, we had $1.5 million borrowing availability ($4.2 million excluding the minimum excess availability requirement of $2.7 million) based on our accounts receivable and inventory levels, outstanding letters of credit totaling $230,000, and $10.0 million outstanding borrowings under the credit facility.  Borrowings and letters of credit bear interest at either the daily three-month LIBOR rate plus 5.75% or a fixed LIBOR rate for three months plus 5.75%.

The credit facility is guaranteed by substantially all of our subsidiaries and is secured by substantially all of our assets and those of our subsidiaries.  The credit facility contains certain negative covenants and requires a minimum availability covenant, which, if not met, could adversely impact our liquidity.  The credit facility also limits our ability to engage in certain actions without the lender’s consent, including, repurchasing our common stock, entering into certain mergers or consolidations, guaranteeing or incurring certain debt, engaging in certain stock or asset acquisitions, paying dividends, making certain investments in other entities, prepaying debt, and making certain property transfers.  In addition, the credit facility contains customary representations and warranties and we have agreed to certain affirmative covenants, including reporting requirements.  We were in compliance with all of our covenants as of March 31, 2013.

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

Note 7 - Long-Term Incentive Award

On July 1, 2012, we issued 950,000 performance units, comprised 50% of cash and 50% of phantom shares of our common stock, to certain employees.  Each unit has a $1.00 assigned value and the number of phantom shares of common stock attributable to each award was determined based on the fair market value of our common stock on the date of grant, which was $1.40 per share at the close of trading on that day.  The units earned during the performance cycle (July 1, 2012 through June 30, 2014) vary from 0% to 200% of the units awarded based on our basic earnings per share for each of the two fiscal years ending June 30, 2014, excluding the effects of accounting principles changes, extraordinary items, recognized capital gains and losses and, as determined by our Board, one-time, non-operating items.  Assuming continued employment, if, at the end of the two-year performance cycle, at least the threshold performance level has been achieved, the performance units will cliff vest and, to the extent earned, will generally be settled in cash (if shares are available under our benefit plans, the Board may, in its discretion, settle the phantom shares attributable to an award in shares of our common stock).  Notwithstanding the foregoing, employees vest in a portion of units earned based on the number of fiscal years employed during the cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement and, upon a change of control, employees vest in 100% of the units awarded.  As of March 31, 2013, we expect none of the 950,000 units granted to vest.

Note 8 - Income Taxes

The following presents components of our income tax expense (benefit) (in thousands):

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Federal and state	$5	$8	$16	$81
Deferred federal and state	(3,074)	(1,010)	(5,134)	(286)
Foreign	(107)	(15)	(271)	87
Uncertain tax positions	63	65	(35)	81
Deferred tax valuation allowance	3,012	1,016	5,254	303
	$(101)	$64	$(170)	$266

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Statutory rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Deferred tax valuation allowance	35.2	33.8	33.8	26.4
State and foreign taxes net of federal tax benefit	(3.2)	0.2	(1.3)	15.6
Uncertain tax positions	0.7	2.2	(0.2)	7.1
Repatriation of foreign earnings	-	(0.1)	-	8.1
Other, net	0.1	-	0.6	-
	(1.2)%	2.1%	(1.1)%	23.2%

At March 31, 2013 we had federal income tax net operating loss carryovers of approximately $55.7 million expiring in 2029 through 2031.  Our deferred tax valuation allowance was approximately $29.2 million.

During the first quarter of fiscal 2013, $161,000 of the liability previously recorded for uncertain state tax positions was released from the reserve as it no longer failed to meet the more-likely-than-not threshold.

Note 9 – Loss Per Share

Our basic and diluted earnings loss per common share are computed as follows (in thousands except per share amounts):

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Numerator for basic and diluted loss per share:
Net loss	$(8,475)	$(3,065)	$(15,386)	$(1,414)
Denominator for basic and diluted loss per share:	7,130	7,074	7,131	7,074
Loss per common share	$(1.19)	$(0.43)	$(2.16)	$(0.20)
Loss per common share assuming dilution	$(1.19)	$(0.43)	$(2.16)	$(0.20)

Potentially dilutive securities which could have had an antidilutive effect on our per share results of operations were (in thousands except per share amounts):

	March 31
	2013	2012
Stock options (exercise prices per share: 2013 - $1.40 to $15.60; 2012 - $1.98 to $15.60)	110	269

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

Significant Events

On April 11, 2013, we obtained a waiver from our lender for violation of the fixed charge coverage covenant under our credit facility and failure to deliver certain post-close deliverables and title matters related to real property in a timely manner.  We were in compliance with all other covenants as of March 31, 2013.  Under the terms of the amendment, to avoid a default under the credit agreement, we are required to either (1) pay the indebtedness in full and terminate the agreement by May 31, 2013 or (2) raise additional cash equity in the amount of $10 million or more.  While we can provide no assurances at this time, we believe we will be able to raise sufficient additional or alternative sources of capital in the near term to avoid a default under the credit agreement.  We have signed non-binding term sheets with lenders to replace our existing credit facility.

On March 18, 2013, the Board approved a broad restructuring plan (the “Restructuring”) pursuant to which we will reduce the complexity of the business through paring down the customer base we serve, focusing on the most profitable belts, small leather goods, and gifts products, streamlining our operations and further reducing operating expenses.  We expect the Restructuring to reduce future operating expenses by $6.0 million to $7.0 million on an annualized basis, beginning in fiscal 2014.

The primary components of the Restructuring include:  (1) exiting under-performing product offerings which do not support the major customer base and do not represent strategic components of our portfolio, (2) reducing corporate employee headcount by 32% on March 18, 2013, (3) recognizing charges for certain identifiable intangible assets impaired as a result of our decision to immediately cease production and development of products under certain proprietary trade names and trade brands,  and (4) charges related to the recognition of expenses under contractual liabilities that we otherwise would have recorded over the life of the contract and related revenues attributable to those contracts.

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

FISCAL 2013 COMPARED TO FISCAL 2012

Business Segments
The following presents sales, gross margins, and operating expenses for our business segments (in thousands of dollars):

	Three Months Ended March 31		Nine Months Ended March 31
	2013	2012	2013	2012
Net sales:
Accessories	$18,298	$22,158	$59,693	$66,402
Gifts	1,284	1,704	33,674	29,637
	$19,582	$23,862	$93,367	$96,039
Gross margin:
Accessories(1)	$5,597	$7,533	$14,228	$22,489
Gifts(2)	(364)	41	5,874	8,877
	$5,233	$7,574	$20,102	$31,366

Gross margin percent of sales:
Accessories	30.6%	34.0%	23.8%	33.9%
Gifts	(28.3%)	2.4%	17.4%	30.0%
	26.7%	31.7%	21.5%	32.7%

Operating expenses:
Accessories	$2,834	$2,830	$7,811	$8,403
Gifts	963	1,003	6,450	5,220
	$3,797	$3,833	$14,261	$13,623

(1)
Accessories gross margin for the nine months ended March 31, 2013 includes inventory write-downs of $4.9 million.  Excluding these write-downs, accessories gross margin would have been $19.1 million, or 32.0%, for the nine months ended March 31, 2013.

(2)
Gifts gross margin for the nine months ended March 31, 2013 includes inventory write-downs of $1.8 million.  Excluding these write-downs, gifts gross margin would have been $7.7 million, or 22.8%, for the nine months ended March 31, 2013.

Net Sales and Gross Margins
Our fiscal 2013 third quarter net sales were $19.6 million, which was $4.3 million, or 18%, lower than the prior year.  Net sales for our accessories segment were $18.3 million for the third quarter of fiscal 2013, which was $3.9 million, or 17%, lower than in the third quarter of fiscal 2012, primarily due to lower levels of replenishment orders by our largest customer, lower sales of previously exited small leather goods products, and lower customer deductions in the prior year, partially offset by new sales under our Eddie Bauer® license.  Gifts segment net sales of $1.3 million for the third quarter of fiscal 2013 were $420,000, or 25% lower than in the prior year, primarily due to longer times to process and re-sell the higher than expected levels of holiday season returns in the current year.

Our net sales for the nine months of fiscal 2013 were $93.4 million, which was $2.7 million, or 3%, lower than the comparable prior year period.  Accessories segment net sales of $59.7 million for the nine months of fiscal 2013 were $6.7 million, or 10%, lower than in the nine months of fiscal 2012 primarily due to lower sales of exited product categories, partially offset by higher levels of replenishment orders by one of our largest customers and new sales under our Eddie Bauer® license.  Gifts segment net sales of $33.7 million for the nine months of fiscal 2013 were $4.0 million, or 14%, greater than in the prior year, primarily due to increased holiday 2012 shipments resulting from new programs, offset partially by higher sales concessions and holiday season returns.

Gross margins were 26.7% and 31.7% for the third quarters of fiscal 2013 and 2012, respectively.  Accessories segment margins decreased from 34.0% in the third quarter of fiscal 2012 to 30.6% in the current fiscal year quarter primarily because of higher sales to close-out customers in the current year in connection with our restructuring plan and lower customer deductions in the prior year.  The gifts segment margin decreased to (28.3%) from 2.4% in the third quarter of fiscal 2012, primarily due to an increased mix of sales of returned holiday products to close-out customers.

Gross margins were 21.5% and 32.7% for the nine months of fiscal 2013 and 2012, respectively.  Accessories segment margins decreased from 33.9% in the nine months of fiscal 2012 to 23.8% in the current fiscal year, primarily because of the inventory write-off, lower sales of previously written-down inventory and higher customer deductions.  The gifts segment margin decreased to 17.4% in the nine months of 2013 from 30.0% in the comparable prior year period due to the inventory write-off, higher freight costs, higher sales to our higher volume, lower margin customers, and higher customer deductions.  Gross margins were also affected by more customer-direct shipments in the nine months of fiscal 2013 compared to the nine months of fiscal 2012, since these shipments carry lower gross margins due to being shipped directly from our suppliers to our customers (and not handled in our distribution centers), reducing the associated selling, general and administrative costs.

Operating Expenses
Total segment operating expenses were flat in the third quarter and $638,000 higher in the first nine months of fiscal 2013 when compared to comparable prior year periods, primarily due to higher variable distribution costs, facilities, selling costs and royalties in the gifts segment, offset by lower variable distribution costs in the accessories segment.

Total selling, general and administrative expenses of $7.6 million for the third quarter of fiscal 2013 were $2.2 million, or 23%, lower than the third quarter of fiscal 2012 ($9.8 million).  The decreases were primarily due to a lower bad debt provision and lower compensation costs.

Total selling, general and administrative expenses of $27.7 million for the nine months of fiscal 2013 were $2.1 million, or 7%, lower than the nine months of fiscal 2012 ($29.8 million).  The decreases were primarily due to a lower bad debt provision and lower variable distribution costs, offset by higher selling and royalty costs.

Interest and Taxes
Interest expense was virtually flat in the third quarter of fiscal 2013, compared to the same period in the prior year.  Interest expense was higher in the first nine months of fiscal 2013 by $51,000 when compared to the prior year period due to interest expense associated with supply chain finance program in the current year period, offset by a $98,000 write-off of costs capitalized in connection with our previous credit facility in the prior year.

Information about our income taxes is incorporated herein by reference to Note 8 of the notes to unaudited consolidated financial statements in Item 1 of this Quarterly Report.

SEASONALITY

Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year.  Sales and operating results for the nine months of fiscal 2013 and 2012 were not consistent with historical patterns due to higher than expected returns of unsold inventories and promotional activity by certain of our retail partners, which drove higher than expected sales concessions and reduced fiscal 2013 sales, and implementation of the Restructuring.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operating activities and our credit facility ($1.5 million borrowing availability at March 31, 2013 after reducing for the $2.7 million minimum excess availability requirement).

On April 11, 2013, we obtained a waiver from our lender for violation of the fixed charge coverage covenant under our credit facility and failure to deliver certain post-close deliverables and title matters related to real property in a timely manner.  We were in compliance with all other covenants as of March 31, 2013.  Under the terms of the amendment, to avoid a default under the credit agreement, we are required to either (1) pay the indebtedness in full and terminate the agreement by May 31, 2013 or (2) raise additional cash equity in the amount of $10 million or more.  While we can provide no assurances at this time, we believe we will be able to raise sufficient additional or alternative sources of capital in the near term to avoid a default under the credit agreement.  We have signed non-binding term sheets with lenders to replace our existing credit facility.

We believe several sources of working capital are available that could be utilized, either in combination with or in substitution for our senior facility.  Included among these sources are traditional senior financing, mezzanine financing as well as early pay arrangements with major customers and purchase order financing arrangements for our gifts segment.  If we are unable to raise capital our operations could be adversely affected, which would negatively impact our ability to obtain inventories on acceptable terms and operate our business, and we could be forced to file for protection under the U.S. Bankruptcy Code.

Furthermore, as part of our discussions with our current senior lender and as a result of a thorough examination of our business, on March 18, 2013 we announced that we have initiated a broad restructuring plan, which we believe will address in a significant way the issues that led to the covenant violations.  We anticipate the Restructuring will reduce operating expenses by approximately $6.0 million to $7.0 million on an annualized basis beginning in fiscal 2014.  Key elements of the restructuring plan include:  (1) eliminating low volume products, (2) emphasizing licensed products and high volume private label products, (3) reducing the amount of risk in our gifts business by minimizing the level of sales concessions provided to customers, (4) reducing corporate headcount by approximately 32%, (5) closing or downsizing four of eight leased facilities, (6) outsourcing and relocating our gifts distribution from Texas to California, and (7) exiting development efforts with respect to and accelerated recognition of future expenses associated with non-core brands.

Information about our restructuring plan, inventory write-down and credit facility are incorporated herein by reference to Notes 3 to 6 of the notes to unaudited consolidated financial statements included in Item 1 of this Quarterly Report.

Nine months fiscal 2013 net cash from operating activities was $6.0 million lower than in the prior year, primarily driven by the following: (1) an increase in the net loss; (2) $2.6 million less cash generated from accounts receivable due to lower net sales in the current year; (3) $1.5 million lower current year inventory and other assets due to a $6.7 million non-cash inventory write-down, offset partially by higher inventories for new accessories programs with spring deliveries and higher levels of unsold gift products; and (4) $5.0 million higher accounts payable and accrued expenses due to higher inventory purchases in the current year period and later timing of payments to certain vendors in the current year.

Investing activities for the first nine months of fiscal 2013 primarily consisted of purchases of software to improve fill-rates with our largest customer and operating equipment to improve efficiency in our distribution facilities.  Investing activities for the prior year primarily related to the purchases of operating equipment for our distribution facilities.

Financing activities included credit facility net repayments of $1.8 million and $10.4 million in the nine months of fiscal 2013 and 2012, respectively.  This $8.6 million decrease from the prior year was primarily due to (1) lower cash flows generated from operations and (2) the elimination of the requirement to maintain compensating balances with our Canadian subsidiary’s lender (which occurred upon the termination of the Canadian subsidiary’s credit facility) and the use of previously restricted cash to pay down our outstanding balance.

Financing activities include a $1.1 million change in cash overdrafts compared to the prior year period due to fewer outstanding payments owed to our suppliers on March 31, 2013.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (Registrant)

May 14, 2013	/s/ N. Roderick McGeachy, III
N. Roderick McGeachy, III President and Chief Executive Officer (Principal Executive Officer)

/s/ Joseph C. Talley
Joseph C. Talley Chief Financial Officer (Principal Financial and Accounting Officer)

		TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES EXHIBIT INDEX
			Incorporated by Reference (if applicable)
		Exhibit Number and Description	Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	0-18927	3.1

	4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011	10-K/A	4/19/12	0-18927	4.8

	4.4	Amendment No. 1 to Credit Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of January 20, 2012	10-Q	2/10/12	0-18927	4.9

	4.5	Amendment No. 2 to Credit and Security Agreement dated as of August 25, 2011 and Waiver by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 11, 2012	10-Q	5/14/12	0-18927	4.5
	4.6	Amendment No. 3 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of June 5, 2012	10-K	9/4/12	0-18927	4.11

	4.7	Amendment No. 4 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 9, 2012	10-K	9/4/12	0-18927	4.12

1

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES EXHIBIT INDEX
Incorporated by Reference (if applicable)
Exhibit Number and Description	Form	Date	File No.	Exhibit

	4.8	Amendment No. 5 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 29, 2012	10-K	9/4/12	0-18927	4.13

	4.9	Amendment No. 6 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of November 12, 2012	10-Q	11/14/12	0-18927	4.9

	4.10	Amendment No. 7 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of April 11, 2013	10-Q	4/17/13	0-18927	4.10

(10)	Material Contracts

	10.1	Form of Tandy Brands Accessories, Inc. Fiscal 2013 Performance Unit Award Agreement*	10-K	9/4/12	0-18927	10.36

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

(101)	Interactive Data Files***

101.INS	XBRL Instance**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.LAB	XBRL Taxonomy Extension Labels**

101.PRE	XBRL Taxonomy Extension Presentation**

101.DEF	XBRL Taxonomy Extension Definition**
__________________
*	Management contract or compensatory plan
**	Filed herewith
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