Form 10-K
period 2013-06-30
TANDY BRANDS ACCESSORIES INC
filed 2013-09-27
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2013	Commission File Number 0-18927

TANDY BRANDS ACCESSORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2349915
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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
[ ] Yes [x] No
The aggregate market value of the voting common equity held by non-affiliates based upon the closing price of the common stock on the Nasdaq Global Market on December 31, 2012 was $9,849,710.  Shares of common stock held by executive officers and directors have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 7,161,713 shares of common stock, par value $1.00 per share, outstanding on September 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:
Proxy Statement for our 2013 Annual Meeting of Stockholders – Part III Items 10, 11, 12, 13 and 14.

References in this Annual Report on Form 10-K to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries, unless the context requires otherwise.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated results of operations and trends in our business, and other characterizations of future events or circumstances are forward-looking statements.  We have based these forward looking statements on our current expectations about future events, estimates and projections about the industry in which we operate, and the overall economic environment.  These statements are not guarantees of future performance.  Our actual results may differ materially from those suggested by these forward-looking statements as a result of a number of known and unknown risks and uncertainties that are difficult to predict including, without limitation, our ability to successfully capitalize on our restructuring initiatives, our ability to return to profitability, our ability to service our debt, our ability to comply with covenants contained in our financing arrangements, general economic and business conditions, competition in the accessories and gifts markets, acceptance of our product offerings and designs, issues relating to distribution, the termination or non-renewal of our material licenses, our ability to maintain proper inventory levels, a significant decrease in business from or loss of any of our major customers or programs, and others identified under “Risk Factors” on page 10.  Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.  Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I
ITEM 1 - BUSINESS

General

We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, gifts, and small leather goods.  Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including SPERRY TOP-SIDER®, EDDIE BAUER®, TOTES®, MISS ME®, SAMSONITE®, AMERICAN TOURISTER®, WOLVERINE®, HAGGAR®, ARNOLD PALMER®, DOCKERS®, KODIAK®, TERRA®, ROLFS®, AMITY®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®, CHAMBERS BELT COMPANY®, ABSOLUTELY FRESH®, SURPLUS®, as well as private brands for major retail customers.  We sell our products through all major retail distribution channels throughout North America, including, without limitation, mass merchants, national chain stores, department stores, specialty stores, catalog retailers, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.  We were incorporated as a Delaware corporation on November 1, 1990.

Significant Business Developments

Significant business developments in fiscal 2013 and through the financial statement issuance date included:

•	December 2012 – Announced the execution of a licensing agreement with national brands Samsonite® and American Tourister®.
•
March 2013 – Announced a broad restructuring plan, which was completed in June 2013, with anticipated annual cost savings of $6.0 million to $7.0 million, designed to improve customer service, increase profits, improve working capital efficiency, and reduce overhead.

•	July 2013 – Announced new credit facilities with Salus Capital Partners, LLC and King Trade Capital and provided update on restructuring plan.
•	July 2013 – Entered into agreements with two licensors and three vendors to convert outstanding accounts payable owed to these parties into subordinated notes payable.

•
August 2013 – Announced the appointment of Roger R. Hemminghaus, a director since June 2000 and our lead independent director, as Chief Executive Officer and Chairman and a new plan of responsibilities for existing members of the management team, both of which were in response to the resignation of Rod McGeachy, our previous Chairman, Chief Executive Officer and President.

•
September 2013 – Entered into a first amendment to our credit agreement with our senior lender in which our lender formally waived the going concern qualification in the audit report as an event of default, our failure to satisfy a minimum availability requirement for certain weeks, and extended the time period to deliver certain post-close deliverables.

Information about these business developments are incorporated herein by reference to Notes 1, 3, 4 and 14 of the notes to the consolidated financial statements included in Item 8 of this Annual Report.

Product Lines

Our primary products, which we sell under proprietary, licensed, and private brand names, consist of belts, gifts, and small leather goods, such as wallets.  For fiscal 2013, our product categories, expressed as a percentage of total net sales, were:

Belts	57.3%
Gifts	32.4%
Small leather goods	5.2%
Other products	5.1%

We are organized along product categories and have two reportable segments: (1) accessories, which include belts, small leather goods and other products, and (2) gifts.  In fiscal 2013, accessories represented 67.6% of our net sales and gifts accounted for 32.4% of our net sales.

Belts
We, along with our predecessors, have manufactured and marketed belts for over 90 years, and belts remain our largest single product category.  In fiscal 2013, belt sales of $65.3 million accounted for 57.3% of our net sales.  We serve a variety of consumers in the men’s, women’s, juniors, young men’s and children’s belts markets across four categories:  casual, work, dress and golf.  In connection with our March 2013 restructuring plan, we exited development and marketing of certain low-volume belts.  Sales of these belts were $3.1 million and $5.6 million in fiscal 2013 and 2012, respectively.  Sales of these belts are expected to be immaterial in fiscal 2014.

Gifts
We distribute a broad range of gifts, including products such as flashlights, tabletop games, novelty gifts, auto accessories, camping accessories and outdoor tools and gadgets.  Gift sales were $36.9 million, or 32.4%, of our net sales, in fiscal 2013.  In connection with our March 2013 restructuring plan, we exited development and marketing of certain low profit products and sales to certain customers who would not agree to the revised selling terms we adopted as part of our restructuring plan.  Sales of these gifts were $10.5 million and $4.8 million in fiscal 2013 and 2012, respectively.  Sales of these gifts are expected to be immaterial in fiscal 2014.

Small Leather Goods
Our small leather goods consist primarily of men’s and women’s wallets.  Sales of small leather goods were $5.9 million, or 5.2% of our net sales, in fiscal 2013.  In connection with our March 2013 restructuring plan, we exited development and marketing of certain low-volume small leather goods.  Sales of these small leather goods were $4.1 million and $5.8 million in fiscal 2013 and 2012, respectively.  Sales of these small leather goods are expected to be immaterial in fiscal 2014.

Other Products
Other products consist primarily of suspenders.  Sales of other products were $5.9 million, or 5.1% of our net sales, in fiscal 2013.

Our Brands

We sell products under private brands, licensed brands and our own proprietary brands.  Our net sales by brand type in fiscal 2013 were (in millions):

Type	Net Sales	% of Total
Private brands	$58.2	51.1%
Licensed brands	45.1	39.6
Proprietary brands	10.7	9.3
	$114.0

Private Brand Products
In fiscal 2013 private brand products accounted for $58.2 million, or 51.1% of our net sales.  In a private brand program we are responsible for designing and delivering products for select retailers according to their unique requirements.  These programs offer our customers exclusivity and pricing control over their products, both of which are important factors in the retail marketplace.  We believe our flexible sourcing capabilities, electronic inventory management and replenishment systems, and design, product development, and merchandising expertise provide retailers with a superior alternative to direct sourcing of their private brand products.  In connection with our 2013 restructuring plan, we exited development and marketing of certain low-volume private label belts and small leather goods.  Sales of these private brand belts and small leather goods are expected to reduce private brand belts and small leather goods sales by $2.1 million in fiscal 2014.

Licensed Brands
We have exclusive license agreements for several well recognized brands, including Sperry Top-Sider®, Eddie Bauer®, totes®, Miss Me®, Samsonite®, American Tourister®, Wolverine®, Haggar®, Arnold Palmer® and Dockers®.

Generally, our license agreements cover specific products and require us to pay royalties ranging from 3% to 10% of net sales.  The terms of the agreements are typically three to five years, with options to extend the terms, provided certain sales or royalty minimums are achieved.  For fiscal 2013, sales of licensed products accounted for $45.1 million, or 39.6% of our net sales.  Sales of totes® gifts were $29.7 million, or 26.1% of our net sales and sales of Eddie Bauer® gifts and accessories were $8.8 million, or 7.7% of our net sales.  No sales associated with any other individual license agreement accounted for more than 5% of our net sales in fiscal 2013.  We continually evaluate our portfolio of licensed brands and may discontinue or renew licenses when they expire, or acquire additional licenses to improve our portfolio.  In connection with our 2013 restructuring plan we ceased development and marketing of belts under the Elie Tahari® license and gifts under The Sharper Image® license.  Sales under these licenses were $843,000 and $331,000 in fiscal 2013 and 2012, respectively.  Sales under these licenses are expected to be immaterial in fiscal 2014.  Also, in connection with our 2013 restructuring plan we exited development and marketing of certain low profit products and sales to certain customers who would not agree to the revised selling terms we adopted as part of our restructuring plan.  Sales of these gifts are expected to reduce licensed brand gift sales by $9.7 million in fiscal 2014.

Additional information about our license agreements is incorporated herein by reference to Note 3 of the notes to the consolidated financial statements included in Item 8 of this Annual Report.

Proprietary Brands
In addition to our licensed and private brands, we market products under our own registered trademarks and trade names.  We own leading and well recognized trademarks such as Rolfs®, Amity®, Canterbury®, Prince Gardner®, Princess Gardner®, Chambers Belt Company®, Absolutely Fresh®, and Surplus®.  Net sales under our proprietary brands were $10.7 million, or 9.3% of our net sales, in fiscal 2013.  In connection with our 2013 restructuring plan we scaled back development and marketing of belts and small leather goods under certain of our proprietary brands.  Sales under these proprietary brands were $5.1 million and $7.3 million in fiscal 2013 and 2012, respectively.  Sales are expected to be immaterial in fiscal 2014.

Product Distribution
We sell our products to a variety of retail outlets, including:

Department stores	Office supply stores
Specialty stores	E-commerce websites
Mass merchants	National chain stores
United States military retail exchange operations	Outlet stores
Golf pro shops	Sporting goods stores
Supermarkets	Individual specialty stores
Uniform stores	Catalog retailers
TV shopping networks	Shoe stores
Drug stores	Wholesale clubs

Our key brands and each brand’s targeted distribution channels and primary products are:

Brand	Distribution Channel	Products

Sperry Top-Sider®	Department stores	Belts
	National chain stores Specialty stores	Small leather goods

Eddie Bauer®	Department stores	Belts
	National chain stores Wholesale clubs	Gifts Small leather goods

totes®	Mass merchants	Gifts
National chain stores
Department stores
Specialty stores Wholesale clubs

Miss Me®	Department stores	Belts
National chain stores Specialty stores

Samsonite/American Tourister®	Department stores National chain stores Specialty stores Wholesale clubs	Gifts

Wolverine®	National chain stores	Belts
	Specialty stores	Small leather goods
	Sporting goods stores	Gifts

Haggar®	Department stores	Belts Small leather goods

Arnold Palmer®	Specialty stores	Belts
Golf pro shops

Dockers®	Department stores	Belts
National chain stores

Brand	Distribution Channel	Products

Kodiak®	Mass merchants	Belts
Specialty stores

Terra®	Specialty stores	Belts

Rolfs®	National chain stores	Belts
	Department stores	Small leather goods
Specialty stores

Amity®	Mass merchants	Small leather goods
Specialty stores

Canterbury®	Specialty stores	Belts
	Golf pro shops	Small leather goods

Prince Gardner®	Mass merchants	Small leather goods
Specialty stores

Princess Gardner®	Mass merchants	Small leather goods
Specialty stores

Chambers Belt Company®	Specialty stores	Belts

Absolutely Fresh®	Specialty stores	Belts

Surplus®	National chain stores	Belts
Small leather goods

Customers and Customer Relations

We maintain strong relationships with various major retailers throughout North America, including:

Department Stores	National Chains	Mass Merchants
Belk	Kohl’s	Walmart (U.S. and Canada)
Bon-Ton/Carson’s	Meijer	Kmart
Dillard’s	Fred Meyer
Stage Stores	JCPenney	Discounters
Lord & Taylor	Casual Male	Ross
Macy’s	Sears (U.S. and Canada)	TJ Maxx
Nordstrom		Steimart

Walmart accounted for 46% of our net sales in fiscal 2013 and 2012, respectively, and Kohl’s accounted for 15% and 13% in fiscal 2013 and 2012, respectively.  No other customer accounted for 10% or more of our total net sales in fiscal 2013 or fiscal 2012.  In fiscal 2013 and 2012 our top ten customers accounted for 78% and 77%, respectively, of net sales.

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

We maintain customer service relationships with various specialty stores, national chain stores, and major department stores.  Our sales and merchandising organization are responsible for overseeing accounts, developing and maintaining business relationships with their respective customers, monitoring performance of our products at retail point-of-sale, preparing and conducting product line presentations, and assisting customers in the implementation of programs at the individual store level.

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

Competition

Competition in the fashion accessories and gifts industries is highly fragmented and intense.  We believe we are a major competitor that is well positioned to compete in both industries.  Our accessories and gifts businesses compete with numerous manufacturers, importers and distributors, such as: Randa/Swank, Cipriani, Fossil, Buxton, Mundi, E&B, Merchsource, JLR, and Protocol.

We believe our ability to compete successfully is based on our long-term customer relationships, ability to respond to changing consumer preferences, superior customer service, national distribution capabilities, proprietary inventory management systems, flexible sourcing, and product design, innovation, and quality.

Growth Strategy

We seek to increase our earnings through a variety of means, including organic growth from increased sales of our current core products, as well as growth through new products and license agreements and the acquisition of assets and similar businesses.  Since our incorporation in 1990, we have acquired numerous businesses and licenses, including the Sperry Top-Sider®, Eddie Bauer®, Miss Me®, Samsonite®, American Tourister®, Wolverine®, Haggar® and Arnold Palmer® licenses, which were acquired in the last three fiscal years.  In the future, to the extent liquidity allows, we may make additional acquisitions that complement our business and are accretive to our earnings.

Product Sourcing and Production

We have strong relationships with a number of foreign manufacturers who provide products manufactured to our specifications.  Most of our products are manufactured by third-party suppliers in China, the Dominican Republic, India, Italy, and Taiwan, with only a small percentage manufactured in Canada and the U.S.  We own and operate belt manufacturing facilities in both Mexico and Canada.  In fiscal 2013 and 2012, our two largest suppliers were Best Development Company Limited and OneSource IML.  We do not believe we are exposed to any potentially significant disruption of product flow because a number of suppliers could manufacture our products.  However, any change in suppliers would require significant advance planning due to the two to five month lead times in our industry.

Seasonality of Business

Our quarterly sales and operating results have a seasonal increase in the fall (our first and second fiscal quarters) due primarily to holiday sales.  Quarterly net sales and pretax (loss) income, as percentages of the totals for fiscal 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales
Fiscal 2013	22.7%	42.0%	17.2%	18.1%
Fiscal 2012	22.7%	38.6%	20.3%	18.4%

Pretax (loss) income
Fiscal 2013	(7.3)%	(28.6)%	(44.0)%	(20.1)%
Fiscal 2012	(29.9)%	86.6%	(91.9)%	(64.8)%

Governmental Regulations

Most of our products are manufactured outside of the United States.  Accordingly, foreign countries and the United States may from time to time modify existing quotas, duties, tariffs, or import restrictions, or otherwise regulate or restrict imports in a manner which could be material and adverse to us.  In addition, economic and political disruptions in Asia and other parts of the world from which we import goods could have an adverse effect on our ability to maintain an uninterrupted flow of products to our customers.  Laws and regulations such as the Consumer Product Safety Improvement Act of 2008 and California's Safe Drinking Water and Toxic Enforcement Act of 1986, which is commonly known as “Proposition 65," also may adversely affect our results of operations to the extent they require product modifications or increased product testing.

Due to the fact that we sell our products to the retail exchange operations of the United States military, and thus are a supplier to the federal government, we must comply with all applicable federal statutes.  Historically, governmental regulations have not necessitated us making any material modifications or accommodations.

Employees

As of June 30, 2013, we employed 399 people, of which 362 employees were full time and 37 were part time.  The following table summarizes the number of full time employees, by location for the last three years:

	2013	2012	2011
United States	129	226	262
Canada	62	70	77
Mexico	171	183	177
Total	362	479	516

In connection with our March 2013 restructuring plan, we reduced our U.S. corporate headcount by 33% and our U.S. distribution headcount by 26%.

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

Working Capital

We do not enter into long-term agreements with any of our suppliers or customers for the purchase of our products.  Instead we enter into a number of purchase order commitments for each of our product lines every season.  Due to the time required by our foreign suppliers to produce and ship goods to our distribution centers, we attempt, based on internal estimates, to carry optimal on-hand inventory levels necessary for the timely shipment of initial and replenishment orders.  A decision by a customer’s buyer for any significant customer, whether motivated by competitive conditions, financial difficulties, or otherwise, to significantly change the amount of merchandise they purchase from us, the timing of delivery of merchandise they purchase from us, or to change the manner of doing business with us, could have a significant effect on our financial condition and results of operations.  We attempt to mitigate this exposure by proper inventory planning and by selling our products to a variety of retail customers throughout North America.

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

Ten customers accounted for 78% of our fiscal 2013 net sales, including Walmart, which accounted for 46% of our net sales.  A decision by Walmart or any other major customer, whether motivated by competitive conditions, financial difficulties or otherwise, to significantly change the amount of merchandise purchased from us, or to change the manner of doing business with us, could have a significant effect on our results of operations and financial position.  We attempt to mitigate this exposure by selling our products to a variety of retail customers throughout North America.

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

Certain third-party manufacturers have increasingly marketed and sold products to retailers directly, instead of through companies such as ours, and certain retailers have shifted to direct sales programs.  We believe we provide significant value-added services through our design programs, warehousing and distribution flexibility, retail analytics and our ability to tailor products for specific customers and demographic groups.  However, if our customers decide to increase their level of purchases directly from third-party manufacturers, our sales and financial results could be negatively impacted.

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

Our fiscal 2013 net sales included $45.1 million of licensed brand name sales, including $29.7 million of totes® gifts.  If we fail to comply with the terms of our license agreements, or to protect against infringement, such failure could have a material adverse effect on our business.  In addition, certain of our license agreements require minimum royalty payments, regardless of the level of sales of the licensed products.  In the event royalty commitments under these agreements exceed the revenues generated by sales of the licensed products, our operating results would be negatively impacted.  We believe we have good relations with each of our significant licensors with whom we intend to continue to do business.

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

Fluctuations in the price, availability and quality of raw materials could cause delays and increase costs.

Fluctuations in the price, availability and quality of the raw materials used in our products, including leather hides and certain metals, could have a material adverse effect on our cost of sales or ability to meet our customers’ demands.  The price and availability of such raw materials may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs and weather conditions.  In the future, we may not be able to pass on all, or a portion of, such higher raw materials prices to our customers.

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

In the current economic environment, consumer confidence remains low resulting in a reduction in discretionary consumer spending.  Continued uncertainties regarding future economic prospects could have a material adverse effect on our results of operations and an economic slowdown could have a negative impact on our business and could result in:

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

Our transactions with our foreign manufacturers and suppliers are subject to the risks of doing business abroad, including up to five month inventory lead times and potential political and economic disruptions.  Imports into the United States could be affected by, among other things, the cost of transportation and the possible imposition of import duties and restrictions.  The United States, Mexico, Canada, China, the Dominican Republic, India, Italy, Taiwan and other countries in which our products are manufactured could impose new quotas, tariffs, or other restrictions, or adjust presently prevailing quotas, duty, or tariff levels, which could affect our operations and our ability to import products at current or increased levels.  In addition, our customers may impose standards that could impact our sourcing and product costs, such as environmental testing requirements or with respect to labor conditions in foreign factories, which could negatively impact our ability to import products at current or increased levels or deteriorate margins.

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

Execution of operating plans is highly dependent upon the personal efforts and abilities of our senior executives.  Except for the severance agreements with certain of our executive officers, we do not have employment or similar contracts with, or maintain key-person insurance on the lives of, any of our senior executives, and the loss of any one of them could disrupt our business.

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

Our independent auditors have issued a report which raises the question about our ability to continue as a going concern.  This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the year ended June 30, 2013 includes a paragraph that explains that we have experienced net losses which have negatively affected our current liquidity.  Per the report, these conditions raise substantial doubt about our ability to continue as a going concern.  Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors.  This report, along with the fiscal 2013 and 2012 net losses from operations and our accumulated deficit, may make it difficult for us to raise additional debt or equity financing necessary to conduct our operations.

If we are not able to comply with our debt covenants and subsequently cannot negotiate waivers or amendments to our credit facility with our senior lender, we may have insufficient liquidity to conduct our operations.

Under our credit facility with our prior senior lender, we were unable to comply with certain periodic debt covenants.  On July 24, 2013, we replaced our senior credit facility when we entered into a credit agreement with Salus Capital Partners, our new senior lender.  Immediately prior to the filing of this Annual Report, because we were not in compliance with certain covenants under our new credit facility, we entered into an amendment to the credit agreement with our senior lender, whereby our senior lender agreed to waive certain covenants and amend the credit agreement.  In the future, if we are unable to comply with covenants under our credit agreement with our senior lender, and our senior lender is unable or unwilling to waive or amend certain requirements under the credit agreement and chooses to exercise its remedies under the credit agreement, we may have insufficient liquidity to conduct our operations.  In such a case, we may either need to seek alternative sources of liquidity and/or seek other alternatives.

We are not currently in compliance with the Nasdaq Global Market $1.00 minimum bid price requirement or the minimum stockholders’ equity requirement, and failure to regain and maintain compliance with such standards could result in delisting and adversely affect the market price and liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed on The Nasdaq Global Market (“Nasdaq”).  Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards.

On April 2, 2013, we received a letter from Nasdaq (the “Minimum Bid Price Notice”) notifying us that the closing bid price of our common stock was below the $1.00 minimum bid price requirement for 30 consecutive business days and, as a result, the Company no longer compiled with the minimum bid price requirement under Listing Rule 5450(a)(1) for continued listing on Nasdaq.  The Minimum Bid Price Notice also stated that we have been provided an initial compliance period of 180 calendar days, or until September 30, 2013, to regain compliance with the minimum bid price requirement.  To regain compliance, the closing bid price for our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to September 30, 2013.  If we do not regain compliance by September 30, 2013, Nasdaq will provide notice to us that our securities will be subject to delisting.

On April 12, 2013, we received a letter from Nasdaq (the “Market Value Notice”) notifying us that we were no longer in compliance with the minimum market value of publically held shares (the “MVPHS”) requirement of at least $5 million for continued listing on Nasdaq.  The Market Value Notice does not result in the immediate delisting of our common stock from Nasdaq.  Rather, Market Value Notice stated that we have 180 calendar days, or until October 9, 2013, to regain compliance with the MVPHS requirement.  To regain compliance, the MVPHS must be at least $5 million for a minimum of 10 consecutive business days prior to October 9, 2013.  If we do not regain compliance by October 9, 2013, Nasdaq will provide notice to us that our securities will be subject to delisting.

However, before September 30, 2013, we (1) can request a hearing to remain on The Nasdaq Global Market or (2) transfer our securities to The Nasdaq Capital Market, which has an MVPHS requirement of $1 million.  Under either of these scenarios, if we provide Nasdaq written notice of our intention to cure the deficiency during a second compliance period, Nasdaq may grant an additional 180 days for us to bring the common stock bid price above $1.00 and to bring the MVPHS above $5 million (if we request to remain on The Nasdaq Global Market).  The Nasdaq staff will make a determination of whether it believes we will be able to cure the deficiency (or deficiencies, if applicable), and may consider such criteria as the likelihood that we will come into compliance with Nasdaq’s continued listing criteria, our past compliance history, the reasons for our current non-compliance, other corporate events that may occur within the review period, our overall financial condition and our public disclosures.

If we are delisted and cannot obtain listing on another major market or exchange, our stock’s liquidity would suffer, and we would likely experience reduced investor interest.  Such factors may result in a decrease in our stock’s trading price.  In addition, the failure to trade on a national securities exchange may hinder our efforts to obtain future financing.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We own facilities in the United States and Mexico and lease facilities in the United States, Canada, and Hong Kong.  As of June 30, 2013 we owned and leased 158,546 and 274,017 square feet of warehouse and office space, respectively.  We believe our properties are adequate and suitable for the particular uses involved.  The following table summarizes our properties:

Facility Location	Use	Form of Ownership
Yoakum, Texas – 1 facility (1)	Office and warehouse	Own
Pitiquito, Sonora, Mexico	Manufacturing facilities	Own
Scarborough, Ontario, Canada	Manufacturing and distribution center	Lease
Dallas, Texas	Corporate office and distribution center	Lease
Bentonville, Arkansas	Office	Lease
Kowloon, Hong Kong	Office	Lease

(1) The Yoakum, Texas facility is no longer used in our operations and was classified as held for sale as of June 2013 and included in other current assets in the consolidated balance sheets at its appraised value of $910,000.

As part of our March 2013 restructuring, we closed three facilities, including our Dallas, Texas gifts distribution center, Los Angeles, California office, and our New York, New York office.  In August 2013, we entered into a lower cost office and showroom lease in New York, New York.

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

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market For Our Common Stock

The principal market for our common stock is The Nasdaq Global Market where it is listed under the symbol “TBAC.”  The high and low sales prices for our common stock for each quarterly period within the two most recent fiscal years as reported on Nasdaq were:

	Fiscal 2013		Fiscal 2012
Quarter Ended	High	Low	High	Low
September 30	$1.61	$1.21	$2.33	$1.08
December 31	$2.01	$1.26	$1.29	$0.90
March 31	$1.59	$0.43	$2.14	$0.92
June 30	$1.20	$0.38	$1.96	$1.23

Stockholders of Record

As of September 25, 2013, we had approximately 397 stockholders of record.

Dividends

No dividends were declared in fiscal 2013 or fiscal 2012.

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

Stock Available Under Equity Compensation Plans

The following table provides information regarding the number of shares of our common stock that may be issued on exercise of outstanding stock options or vesting of performance units under our existing equity compensation plans as of June 30, 2013, which include:

•	2012 Omnibus Plan;

•	2002 Omnibus Plan; and

•	1995 Stock Deferral Plan for Non-Employee Directors.

	(A)	(B)	(C)
Plan Category	Number of Securities To Be Issued upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Equity Compensation Plans Approved by Stockholders	104,997 (1)	$8.20 (2)	694,706 (3)
________________
(1)	Includes options to purchase common stock under the following plan:
•	2002 Omnibus Plan – 104,997 shares.
(2)	Calculation of weighted-average exercise price does not include performance unit shares under the 2002 Omnibus Plan because they have no exercise price.
(3)
Includes 28,375 shares of common stock issuable under the 1995 Stock Deferral Plan for Non-Employee Directors and 666,331 shares of common stock issuable under the 2012 Omnibus Plan.  Upon adoption of the 2012 Omnibus Plan, 608,911 shares were authorized and reserved for issuance under the 2012 Omnibus Plan, plus an indeterminate number of shares attributed to forfeited or expired awards under the 2002 Omnibus Plan, up to a maximum aggregate number of 736,326 shares.  All shares of common stock authorized and reserved for issuance on the exercise of outstanding stock options under our previous stock option plans and the 2012 Omnibus Plan will, on the cancellation or expiration of any such stock options, automatically be authorized and reserved for issuance under the 2012 Omnibus Plan.

Stock Repurchases

We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2013.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7 should be read in the context of the information included elsewhere in this Annual Report including our consolidated financial statements and accompanying notes in Item 8 of this Annual Report.

OVERVIEW

We are organized along product categories and have two reportable segments: (1) accessories, which include belts, small leather goods and other products, and (2) gifts.

During fiscal 2013 our financial results were severely impacted by lower than expected consumer point-of-sale purchases and retailer promotional activity in December 2012 in our gifts segment, which was markedly higher than both our expectations and historical levels.  These events were primarily driven by lack of consumer acceptance of two new products, unfavorable placement of our products in certain retailers, and lower than expected consumer purchases in our categories.  As a result, we announced and executed a restructuring plan which (1) eliminated unprofitable products; (2) reduced the amount of risk in our gifts business; (3) reduced corporate and distribution employee headcount; (4) closed or downsized four facilities; (5) outsourced and relocated our gifts distribution facility from Dallas to a third-party provider in California; and (6) exited development efforts and accelerated recognition of future expenses associated with non-core brands.  We expect these efforts will result in annual cost savings of $6.0 to $7.0 million in fiscal 2014.

Our operating results for fiscal 2013 were impacted by net sales growth in our gifts segment, lower net sales in our accessories segment primarily as a result of our decision to exit under-performing, non-core product categories in the prior year, higher returns of unsold products and higher freight and materials costs in our gifts segment, and significant improvements in our operating expenses as a result of the execution of our restructuring and cost-savings initiatives which reduced SG&A expenses by 31% over the past three fiscal years.

For the year, we had a net loss of $19.2 million, or $2.69 per share, a $15.5 million decline over the prior year.  This net loss includes $13.7 million in charges related to our execution of the restructuring plan.

The following table presents sales and gross margin data for our business segments (in thousands of dollars).  Other financial information about our segments is incorporated herein by reference to Note 5 of the notes to consolidated financial statements included in Item 8 of this Annual Report.

	2013	2012
Net sales:
Accessories	$77,073	$86,188
Gifts	36,937	31,413
	$114,010	$117,601
Gross margin:
Accessories (1)	$18,720	$28,861
Gifts (2)	6,307	9,022
	$25,027	$37,883

Gross margin percent of sales:
Accessories	24.3%	33.5%
Gifts	17.1%	28.7%
	22.0%	32.2%

Operating expenses:
Accessories	$9,364	$11,151
Gifts	7,279	6,012
	$16,643	$17,163

(1)
Accessories gross margin for fiscal 2013 includes inventory write-downs of $5.4 million for exited products.  Excluding these write-downs, accessories gross margin would have been $24.1 million, or 31.3%, for fiscal 2013.

(2)	Gifts gross margin for fiscal 2013 includes inventory write-downs of $1.8 million. Excluding these write-downs, gifts gross margin would have been $8.1 million, or 21.9%, for fiscal 2013.

The following presents selling, general and administrative expenses (“SG&A”), depreciation and amortization, and our interest expenses which are not directly allocated to one of our segments (in thousands of dollars):

	2013	2012
Selling, general and administrative expenses (unallocated)	$18,115	$20,579
Restructuring charges	3,072	-
Intangibles and held for sale impairment	3,011	-
Depreciation and amortization	1,818	2,205
Interest expense	1,741	1,159

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

The following table presents net sales for each of our product categories (in thousands of dollars):

	2013		2012
	Net Sales	% of Total	Net Sales	% of Total
Belts	$65,316	57.3%	$70,805	60.2%
Gifts	36,937	32.4	31,413	26.7
Small Leather Goods	5,885	5.2	9,776	8.3
Other	5,872	5.1	5,607	4.8
	$114,010		$117,601

Operationally, our most significant events in fiscal 2013 were:

•
executed a restructuring plan pursuant to which we reduced the complexity of the business through paring down the customer base we serve, focusing on the most profitable belts, small leather goods, and gifts products, streamlining our operations and further reducing operating expenses. We expect the restructuring plan to reduce future operating expenses by $6.0 million to $7.0 million on an annualized basis, beginning in fiscal 2014;

•	entered into a licensing agreement with national brands Samsonite® and American Tourister;
•	organically grew our gifts product category 18%; and
•	reduced SG&A expenses 8% as net sales declined 3% from the prior year;

2013 COMPARED TO 2012

Net Sales and Gross Margins
Our fiscal 2013 net sales were $114.0 million, which was $3.6 million, or 3% lower than the prior year.  Gross margin decreased from 32.2% in the prior year to 22.0% in fiscal 2013.

Net sales for the accessories segment were $77.1 million, which was $9.1 million, or 11%, lower than the prior year primarily due to lower sales of previously exited small leather goods and other products ($4.5 million), lower replenishment sales by our Canadian subsidiary, and higher customer deductions in order to procure additional retail space.  Gifts segment net sales of $36.9 million in fiscal 2013 were $5.5 million, or 18%, greater than in the prior year primarily due to increased holiday shipments resulting from organic growth of our totes® license and Eddie Bauer® licenses, offset partially by higher sales concessions and holiday season returns.

Accessories segment gross margins decreased from 33.5% from the prior year to 24.3% in the current fiscal year, primarily because of the $5.4 million inventory write-off associated with our restructuring plan, lower sales of previously written-down inventory, higher customer deductions, and cost increases in leather, metal and freight.  The gifts segment margin was 11.6 percentage points lower in fiscal 2013 compared to the prior year due to the $1.8 million inventory write-off associated with our restructuring plan, higher freight costs, higher sales to our higher volume, lower margin customers, and higher customer deductions.  Gross margins were also affected by more customer-direct shipments in fiscal 2013 compared to the prior year, since these shipments carry lower gross margins due to being shipped directly from our suppliers to our customers (and not handled in our distribution centers), reducing the associated selling, general and administrative costs.

Operating Expenses
Total segment operating expenses in fiscal 2013 of $16.6 million were $0.6 million lower than the prior year ($17.2 million) primarily due to decreases in variable distribution costs in our accessories segment, offset partially by higher variable distribution costs, facilities, selling costs and royalties in the gifts segment.

Total SG&A expenses of $34.8 million for fiscal 2013 were $2.9 million, or 8%, lower than fiscal 2012 ($37.7 million).  The decreases were primarily due to a lower bad debt provision and lower variable distribution costs, offset by higher selling and royalty costs.

Depreciation and amortization for fiscal 2013 was $387,000 lower than in 2012 as a result of assets being fully depreciated during the current year.

Interest and Taxes
Interest expense for fiscal 2013 was $582,000 higher than that incurred in 2012.  The increase was primarily due to a higher interest rate charged by our lender in the fourth quarter of fiscal 2013, a $267,000 write-off of costs previously capitalized, and additional interest incurred from a supply chain finance program entered into during the current fiscal year with our second largest customer.

We have a federal income tax net loss carryover of $64.8 million that will expire beginning in 2029.

Our effective income tax rates were (1.6%) and 11.8% in fiscal 2013 and fiscal 2012, respectively.  In both years, the benefits of the 34% federal statutory rate applied to our pretax losses were offset by deferred tax valuation allowances (fiscal 2013 – 32.6%; fiscal 2012 – 40.9%).  The valuation allowances are recorded on our federal and state deferred tax assets because we have experienced cumulative operating losses over the past few years.  Realization of the deferred tax assets and reversal of associated valuation allowances is dependent on the generation of future taxable income during the periods in which temporary differences become deductible.

LIQUIDITY AND CAPITAL RESOURCES

We generally expect that cash needs over the next twelve months will be substantially the same as they have been as reflected in our historical financial statements, except for higher borrowing costs on our new credit facilities and expected use of cash to pay down subordinated notes payable entered into in July 2013 with two significant licensors and three significant vendors to address outstanding accounts payable owed to these parties.

We have incurred a net loss in each of our two most recent fiscal years and we have an accumulated deficit. Our financial results and liquidity forecasts were negatively impacted by lower than expected consumer point-of-sale purchases and retailer promotional activity in December 2012 in our gifts segment, which was markedly higher than both our expectations and historical levels.

Going Concern Uncertainties
Based on the above referenced factors, as of the date of this Annual Report, our independent auditors have issued a report which raises doubt about our ability to continue as a going concern.

In response to these negative factors we executed the following initiatives which we believe will allow us to effectively manage our liquidity over the near-term:
•
Announced and executed a restructuring plan (“Restructuring”) which (1) eliminated unprofitable products; (2) reduced the amount of risk in our gifts business; (3) reduced corporate and distribution employee headcount; (4) closed or downsized four facilities; (5) outsourced and relocated our gifts distribution facility from Dallas to a third-party provider in California; and (6) exited development efforts and accelerated recognition of future expenses associated with non-core brands. We expect these efforts will result in annual cost savings of $6.0 to $7.0 million in fiscal 2014.

•
On July 24, 2013, we replaced our previous credit facility with a new senior credit facility expiring in July 2015. We believe this new senior facility, along with a new purchase order financing arrangement with another lender, will provide us with sufficient credit availability to fund our operations in the foreseeable future. At September 23, 2013, we had $1.2 million in borrowing availability under our new senior credit facility after accounting for the $900,000 minimum excess availability requirement. Covenants set by our senior lender place additional restrictions on the use of the credit availability on a week-to-week basis.

•
In July 2013, we entered into agreements with two significant licensors and three significant vendors to address outstanding accounts payable owed to these parties. The arrangements with these parties consist of unsecured, subordinated promissory notes which are to be paid under varying payment terms and interest rates over a period of 12 to 24 months. These payments are subject to pre-established minimum availability levels as set by our new senior lender.

•
On September 26, 2013 we, along with our subsidiaries, H.A. Sheldon Canada, Ltd. and TBAC Investment Trust, and our senior lender Salus Capital Partners LLC, entered into a First Amendment to Credit Agreement, dated July 24, 2013 (the “Amendment”). Pursuant to the Amendment, our lender formally waived the going concern qualification in the audit report as an event of default, our failure to satisfy a minimum availability requirement for certain weeks, and extended the time period to deliver certain post-close deliverables.

In addition, we are continuing to evaluate and execute initiatives to improve liquidity such as selling unproductive assets (such as our held-for-sale facility in Yoakum, Texas) and raising additional capital.  We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated.  Even if such actions are successfully implemented, our liquidity plan could result in limiting certain operational and strategic initiatives that were designed to grow our business over the long term.

A summary of the effect of our operations on our cash flows is as follows:

Operating Activities
Fiscal 2013 net cash from operating activities was $833,000 lower than in the prior year, primarily driven by the following: (1) an increase in the operating loss; (2) $4.1 million less cash generated from accounts receivable due to $3.6 million lower net sales in the current year; (3) $9.5 million lower current year inventory and other assets primarily due to later timing and lower amounts of gift inventory deposits; and (4) $522,000 higher accounts payable and accrued expenses due to higher past due payables as part of our restructuring activities and the later timing of gift inventory purchases (first quarter of fiscal 2014 versus the fourth quarter of fiscal 2012) over the prior year, offset by the loss of trade terms with certain key suppliers during the current year.

Investing Activities
Investing activities for fiscal 2013 primarily consisted of purchases of new software to improve fill-rates with our largest customer and operating equipment to improve efficiency in our distribution facilities.  Investing activities for the prior year primarily related to the purchases of operating equipment for our distribution facilities.

Financing Activities
Financing activities included credit facility net repayments of $2.8 million and $6.1 million in fiscal 2013 and 2012, respectively.  The $3.3 million decline in repayments from the prior year was due to less cash being generated by our operating activities during the current year, which was primarily a result of lower than expected consumer point-of-sale purchases and retailer promotional activity in December 2012 in our gifts business, which was higher than both our expectations and historical levels.

Our primary sources of liquidity are cash flows from operating activities and borrowings under our credit facilities.

Information about our credit facilities and subordinated notes payable are incorporated herein by reference to Notes 4 and 14 of the notes to the consolidated financial statements included in Item 8 of this Annual Report.

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

Sensitivity Analysis  The following table presents the estimated effect of the indicated increase (decrease) in our net sales, based on fiscal 2013 net sales of $114.0 million, on our customer allowance dollars (in thousands except per share amounts).  Changes in general economic conditions, trends and developments within our industry, or situations unique to specific customers could result in significant fluctuations in the actual effect of the estimate.

	Sales Change		Allowances/ Reserves			Expense			Earnings Per Share
Change in customer allowances and returns	+/-	0.5%	$570	/	$(570)	$570	/	$(570)	$(0.08)	/	$0.08

Inventories
Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market.  Cost includes the direct cost of purchased products (product, duty and freight) and, for manufactured products, procurement costs, materials, direct and indirect labor, and factory overhead.  Market, with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value.  In our assessment of the value of inventory, we monitor retailer sell-through rates, fashion trends, and the accumulation of excess inventory.  Our assessment is both a quantitative measurement (e.g., the use of metrics such as the number of months supply on hand) and qualitative measurement (e.g., the ability to utilize certain styles in current and future programs).  In general we have relationships with off-price store customers that will purchase excess inventory at discounted prices and we have been able to realize values at or above the lower of cost or market values at which we carry our inventories.  If circumstances arise in which the market value of items in inventory declines below cost, an inventory markdown is estimated and charged to cost of sales in the period identified.  If we incorrectly anticipate these trends or if unexpected events occur, our results of operations could be materially affected.

Sensitivity Analysis  The effect of a 1% write-down in the value of our inventory as of June 30, 2013 would be (dollars in thousands except per share amounts):

	Percentage Of Inventory	Inventory	Expense	Earnings Per Share
Change in inventory write-down	-1%	$(214)	$214	$(0.03)

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tandy Brands Accessories, Inc.

We have audited the accompanying consolidated balance sheets of Tandy Brands Accessories, Inc. and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, cash flows, and stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tandy Brands Accessories, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced net losses which have negatively affected the Company’s liquidity. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Dallas, Texas
September 27, 2013

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Balance Sheets
(in thousands)

	June 30
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$518	$217
Accounts receivable, net	4,605	7,042
Inventories, net	21,361	28,743
Inventory deposits	837	7,107
Other current assets	1,757	2,824
Total current assets	29,078	45,933
Property and equipment, net	4,373	5,474
Other assets:
Intangibles	1,100	4,115
Other assets	625	934
Total other assets	1,725	5,049
	$35,176	$56,456
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$9,294	$10,548
Accrued compensation	776	1,309
Accrued expenses	2,204	1,584
Accrued restructuring charges (see Note 3)	2,086	-
Credit facility	9,058	11,810
Total current liabilities	23,418	25,251
Other liabilities	4,150	4,290
Commitments and contingencies (see Note 6)
Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	-	-
Common stock, $1.00 par value, 10,000 shares authorized, 7,130 shares and 7,102 shares issued and outstanding, respectively	7,130	7,102
Additional paid-in capital	34,141	34,129
Accumulated deficit	(35,147)	(15,970)
Other comprehensive income	1,484	1,654
Total stockholders' equity	7,608	26,915
	$35,176	$56,456

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Operations
(in thousands except per share amounts)

	Year Ended June 30
	2013	2012
Net sales	$114,010	$117,601
Cost of goods sold	81,825	79,718
Inventory write-down	7,158	-
	88,983	79,718
Gross margin	25,027	37,883
Selling, general and administrative expenses	34,758	37,742
Depreciation and amortization	1,818	2,205
Intangibles and held for sale impairment	3,011	-
Restructuring charges	3,072	-
Total operating expenses	42,659	39,947
Operating loss	(17,632)	(2,064)
Interest expense	(1,741)	(1,159)
Other expense	(107)	(44)
Loss before income taxes	(19,480)	(3,267)
Income tax (benefit) expense	(303)	385
Net loss	$(19,177)	$(3,652)
Other comprehensive loss:
Currency translation adjustments	(170)	(399)
Total comprehensive loss	$(19,347)	$(4,051)
Loss per share:
Basic	$(2.69)	$(0.52)
Diluted	$(2.69)	$(0.52)
Weighted average common shares outstanding:
Basic	7,131	7,075
Diluted	7,131	7,075

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows
(in thousands)

	Year Ended June 30
	2013	2012
Cash flows provided by operating activities:
Net loss	$(19,177)	$(3,652)
Adjustments to reconcile net loss to net cash provided by operating activities:
Inventory write-down	7,158	-
Intangibles and held for sale impairments	3,011	-
Deferred income taxes	(215)	127
Doubtful accounts receivable provision	174	802
Depreciation and amortization	2,068	2,455
Stock compensation expense	(130)	152
Amortization of debt costs	389	196
Loss on sale of property and equipment	111	20
Changes in assets and liabilities:
Accounts receivable	2,251	6,375
Inventories	542	12
Other assets	154	380
Inventory deposits	6,270	(2,906)
Accounts payable	(1,461)	2,289
Accrued expenses and restructuring charges	2,935	(1,337)
Net cash provided by operating activities	4,080	4,913
Cash flows used for investing activities:
Purchases of property and equipment	(592)	(664)
Sales of property and equipment	391	192
Net cash used for investing activities	(201)	(472)
Cash flows used for financing activities:
Change in cash overdrafts	(737)	145
Change in restricted cash	-	1,405
Net repayments under credit facility	(2,752)	(6,091)
Net cash used for financing activities	(3,489)	(4,541)
Effect of exchange-rate changes on cash and cash equivalents	(89)	(97)
Net increase (decrease) in cash and cash equivalents	301	(197)
Cash and cash equivalents beginning of year	217	414
Cash and cash equivalents end of period	$518	$217
Supplemental cash flow information:
Interest paid	$1,080	$1,146
Income taxes paid	$33	$144

The accompanying notes are an integral part of these consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Consolidated Statements Of Stockholders' Equity
(in thousands except per share amounts)

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balance June 30, 2011	7,075	$7,075	$34,119	$(12,318)	$2,053	$30,929
Comprehensive loss:
Net loss	-	-	-	(3,652)	-	(3,652)
Currency translation adjustments	-	-	-	-	(399)	(399)
						(4,051)
Share-based compensation	27	27	10	-	-	37
Balance June 30, 2012	7,102	$7,102	$34,129	$(15,970)	$1,654	$26,915
Comprehensive loss:
Net loss	-	-	-	(19,177)	-	(19,177)
Currency translation adjustments	-	-	-	-	(170)	(170)
						(19,347)
Share-based compensation	28	28	12	-	-	40
Balance June 30, 2013	7,130	$7,130	$34,141	$(35,147)	$1,484	$7,608

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Overview

The Company
We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, gifts and small leather goods.  Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, as well as private brands for major retail customers.  We sell our products through all major retail distribution channels throughout North America, including, without limitation, mass merchants, national chain stores, department stores, specialty stores, catalog retailers, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.

Basis Of Presentation and Liquidity; Going Concern Uncertainties
The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  We have incurred a net loss in each of our two most recent fiscal years and we have an accumulated deficit. Our financial results and liquidity forecasts were negatively impacted by lower than expected consumer point-of-sale purchases and retailer promotional activity in December 2012 in our gifts segment, which was markedly higher than both our expectations and historical levels.  These factors raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In response to these negative factors we executed the following initiatives which we believe will allow us to effectively manage our liquidity over the near-term:
•
Announced and executed a restructuring plan (“Restructuring”) which (1) eliminated unprofitable products; (2) reduced the amount of risk in our gifts business; (3) reduced corporate and distribution employee headcount; (4) closed or downsized four facilities; (5) outsourced and relocated our gifts distribution facility from Dallas to a third-party provider in California; and (6) exited development efforts and accelerated recognition of future expenses associated with non-core brands. We expect these efforts will result in annual cost savings of $6.0 to $7.0 million in fiscal 2014.

•
On July 24, 2013, we replaced our previous credit facility with a new senior credit facility expiring in July 2015. We believe this new senior facility, along with a new purchase order financing arrangement with another lender, will provide us with sufficient credit availability to fund our operations in the foreseeable future. At September 23, 2013, we had $1.2 million in borrowing availability under our new senior credit facility after accounting for the $900,000 minimum excess availability requirement. Covenants set by our senior lender place additional restrictions on the use of the credit availability on a week-to-week basis.

•
In July 2013, we entered into agreements with two significant licensors and three significant vendors to address outstanding accounts payable owed to these parties. The arrangements with these parties consist of unsecured, subordinated promissory notes which are to be paid under varying payment terms and interest rates over a period of 12 to 24 months. These payments are subject to pre-established minimum availability levels as set by our new senior lender.

•
On September 26, 2013 we, along with our subsidiaries, H.A. Sheldon Canada, Ltd. and TBAC Investment Trust, and our senior lender Salus Capital Partners LLC, entered into a First Amendment to Credit Agreement, dated July 24, 2013 (the “Amendment”). Pursuant to the Amendment, our lender formally waived the going concern qualification in the audit report as an event of default, our failure to satisfy a minimum availability requirement for certain weeks, and extended the time period to deliver certain post-close deliverables.

In addition, we are continuing to evaluate and execute initiatives to improve liquidity such as selling unproductive assets (such as our held-for-sale facility in Yoakum, Texas) and raising additional capital.  We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated.  Even if such actions are successfully implemented, our liquidity plan could result in limiting certain operational and strategic initiatives that were designed to grow our business over the long term. In addition, our current credit facility requires us to maintain minimum profitability and leverage ratios, as further described in Note 4, which we could have difficulty meeting to the extent that our plans are unsuccessfully implemented or for a number of additional reasons that are outside of our control, including but not limited to, the loss of key customers or suppliers.  Any potential covenant violation and our ability to successfully obtain waivers from our senior lender of such violations could negatively impact our ability to continue as a going concern.

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

The consolidated financial statements include the accounts of the Company and our subsidiaries, all of which are wholly owned.  Intercompany accounts and transactions have been eliminated in consolidation.  Amounts related to costs for a third party provider to assemble and package gift products have been reclassified from cost of goods sold to the selling, general and administrative expense line item in the consolidated statements of operations and business segment information in the fiscal 2012 financial statements to conform to the fiscal 2013 presentation.

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

Note 2 - Summary Of Significant Accounting Policies

Fair Values
We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or inputs that are unobservable and significant to the fair value measurement (Level 3 inputs).  Our financial instruments consist primarily of cash, trade receivables and payables, and our credit facility.  The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values.  Our credit facility, which was amended effective June 28, 2013, bears interest at floating market interest rates; therefore, we believe the fair value of amounts borrowed approximates the carrying value.  At June 30, 2013 and June 30, 2012, no other material financial assets or liabilities were measured at fair value.

Cash And Cash Equivalents
We consider cash on hand, deposits in banks, and short-term investments with original maturities of less than three months as cash and cash equivalents.

Accounts Receivable and Allowances
We perform periodic credit evaluations of our customers’ financial conditions and reserve against accounts deemed uncollectible based upon historical losses and customer specific events.  After all collection efforts are exhausted and an account is deemed uncollectible, it is written off against the allowance for doubtful accounts.  With the exception of a material customer account which ultimately resulted in an accounts receivable allowance of $900,000 in fiscal 2012, credit losses have historically been within our expectations and we generally do not require collateral.

Accounts receivable are net of an allowance for doubtful accounts, discounts and returns of $3.4 million and $3.9 million for fiscal 2013 and 2012, respectively.

Inventories
Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market.  Cost includes the direct cost of purchased products (product, duty and freight) and, for manufactured products, procurement costs, materials, direct and indirect labor, and factory overhead.  Market, with respect to raw materials, is replacement cost and, with respect to work-in-process and finished goods, is net realizable value.  Inventories consist of (in thousands):

	2013	2012
Raw materials	$3,772	$3,416
Work-in-process	148	412
Finished goods	17,441	24,915
	$21,361	$28,743

Inventory deposits of $800,000 and $7.1 million were paid against future gift product deliveries from suppliers at June 30, 2013 and 2012, respectively.

Property And Equipment
Property and equipment are carried at cost less accumulated depreciation calculated using the straight-line method (in thousands):

	2013	2012	Depreciation Rates
Buildings	$278	$278	3%
Leasehold improvements	2,567	3,490	Lesser of lease term or asset life
Machinery and equipment	27,698	27,766	10%	to	50%
	30,543	31,534
Accumulated depreciation	(26,170)	(26,060)
	$4,373	$5,474

Depreciation expense: 2013 - $1,388; 2012 - $1,634

The net book value of accessories segment property and equipment no longer used in our operations is included in other current assets (2013 - $0.9 million; 2012 - $1.5 million) and is held for sale without expectation of incurring a loss; however, amounts actually realized from the sale of such property and equipment may differ from our estimates.

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

Indefinite-lived intangibles are assessed annually or sooner if a triggering event occurs, for impairment using a fair value method such as discounted cash flows.

Derivative Instruments
We did not have any significant derivative activities as of June 30, 2013 and 2012 and we do not enter into derivative investments for the purpose of speculative investment.  Our overall risk management philosophy is re-evaluated as business conditions change.

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

Costs And Expenses
Cost of goods sold includes our costs associated with the procurement and manufacture of inventory, such as the cost of inventory and raw materials purchased from overseas, costs of shipping from our suppliers, ticketing and labeling of product and, where applicable, labor and overhead related to our product manufacturing facilities.  SG&A includes our costs related to activities incurred in the normal course of business which are not associated with the procurement or production of inventory.  They also include costs associated with our distribution centers (2013 - $8.1 million; 2012 - $7.8 million).  Those amounts include $1.2 million and $1.3 million of shipping and handling expenses in fiscal 2013 and 2012, respectively.

Advertising Costs
Advertising costs, consisting primarily of shows and conventions as well as display and print advertising, are expensed as they are incurred (2013 - $1.1 million; 2012 - $1.0 million).

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

Note 3 - Significant Events

Fiscal 2013 Restructuring Plan Announced March 18, 2013
Our second quarter fiscal 2013 financial results for our gifts segment were severely impacted by lower than expected consumer point-of-sale purchases and retailer promotional activity in December 2012, which was higher than both our expectations and historical levels.  These events were primarily driven by lack of consumer acceptance of two new products, unfavorable placement of our products in certain retailers, and lower than expected consumer purchases in our categories.  As a result, our gifts segment net sales and gross margins were significantly lower than expectations and historical results.  This caused our December profits to fall, resulting in the previously-announced violation of our monthly minimum fixed charge coverage ratio within our prior credit agreement.  Additionally, the performance of the gifts segment products resulted in higher than expected sales concessions, such as allowing certain retailers to return certain unsold products, which also reduced net sales, gross margins and accounts receivable, while increasing inventories.  Each of these events unfavorably impacted our liquidity forecasts.  As a result of the covenant violation and liquidity restraints, we decided to implement a restructuring plan.

On March 18, 2013, the Board of Directors (the “Board”) approved the Restructuring plan pursuant to which we reduced the complexity of our business through paring down the customer base we serve, focusing on the most profitable belts, small leather goods, and gifts products, streamlining our operations and further reducing operating expenses.

The primary components of the Restructuring included:  (1) exiting under-performing product offerings which do not support our primary customer base and do not represent strategic components of our portfolio, (2) reducing corporate employee headcount by 33%, which occurred on March 18, 2013, (3) recognizing charges for certain intangible assets impaired as a result of our decision to immediately cease production and development of products under certain proprietary trade names and trade brands,  and (4) accelerating the recognition of future expenses under certain contractual obligations.  In connection with the foregoing, we incurred pre-tax charges of $13.7 million in fiscal 2013, which included (a) a non-cash inventory impairment charge of $7.2 million, (b) employee severance costs of $0.7 million, (c) non-cash intangible and held for sale impairment charges of $3.0 million, (d) charges related to the recognition of expenses under contractual liabilities of $1.6 million that we otherwise would have recorded over the life of the contract and related revenues attributable to those contracts, and (e) other charges of $1.2 million.

Approximately $3.1 million of the charges will result in future cash expenditures.  The restructuring plan was substantially complete by June 30, 2013 and the remaining cash expenditures are expected to be recognized over the next 12 months.

The following table presents the movement in the severance liability and other restructuring costs (in thousands):

	Severance	Other	Total
Accrued restructuring charges, January 1, 2013	$-	$-	$-
Charges	649	1,926	2,575
Cash spent	(49)	(289)	(338)
Accrued restructuring charges, March 31, 2013	$600	$1,637	$2,237
Charges	54	443	497
Cash spent	(355)	(293)	(648)
Accrued restructuring charges, June 30, 2013	$299	$1,787	$2,086

Fiscal 2013 - Inventory Write-down and Intangibles and Held for Sale Impairments
Due to (1) higher than expected holiday 2012 sales allowances and higher returns of unsold inventories in our gifts segment in December 2012; (2) the violation of the fixed charge covenant in our credit agreement with our senior lender; and (3) the Restructuring announced in March 2013 in which we made the decision to exit low-volume products and emphasize our focus on licensed products and high volume private label products, we concluded there was a need to generate immediate liquidity by selling returned, exited and slow moving inventories at prices discounted deeply below historical averages.  As a result of our determination to accelerate the liquidation of this inventory at deeply discounted prices, we recorded a $7.2 million noncash inventory write-down ($5.4 million and $1.8 million related to the accessories and gifts segments, respectively), which is included as an inventory write-down in our consolidated statement of operations.  The inventory was marked down to our best estimate of the market value we anticipated realizing based on actual close-out orders received for the inventory and our experiences selling through inventory liquidation channels in the past, including in certain cases, an incremental write-down compared to our historical experiences to reflect the need to immediately liquidate the effected inventory.  At June 30, 2013, the carrying value of impacted inventories was $1.1 million.  We expect to sell off all impacted inventory at approximately its current net book value by September 30, 2013.  Sales and gross margins of underperforming products were $8.0 million and $2.4 million, respectively, in fiscal 2013.  We do not expect any additional material write-offs related to the sell-off of this inventory.

Due to the Restructuring and our decision to cease production and development of products under certain proprietary trade names and trade brands, we tested our definite and indefinite-lived intangible assets for recoverability during the third quarter of fiscal 2013 using fair value methods, such as discounted cash flows (indefinite-lived intangible) and undiscounted cash flows (definite-lived intangibles).  As a result of the impairment tests, in connection with our restructuring plan, we recorded a $2.3 million impairment charge (accessories segment), which was included in the intangibles and held for sale impairments line in our consolidated statement of operations.

Due to our strategy to exit certain low-volume and unprofitable products and transition from proprietary to licensed brands, we determined that the life for our indefinite-lived trade brand intangible asset was no longer indefinite, and therefore the intangible asset will be amortized over the remaining period in which it is expected to contribute to cash flows, which is three years.

We recorded a $0.4 million impairment charge in the third quarter of fiscal 2013 on a held for sale property, which is included in the intangibles and held for sale impairments line in our consolidated statement of operations.  Due to the length of time our last held for sale property has been on the market and our current liquidity forecasts, we decided to market the property below its carrying value.

Fiscal 2013 New License with Samsonite® and American Tourister®
During the second quarter of fiscal 2013, we announced the execution of a new licensing agreement with brands Samsonite® and American Tourister® (gifts segment).  Under the terms of the agreement (which expires December 31, 2016), we will distribute gifts among a wide array of channels, including but not limited to, national retail and department stores, specialty stores and wholesale clubs.  Revenues from this new license are expected to benefit results in the second half of fiscal 2014.

During fiscal year 2013, we made investments to procure and launch new licenses and incurred costs of $1.4 million without any significant associated sales or gross margins.  These costs include charges for personnel, travel, and samples, which are included in selling, general and administrative expenses.

Fiscal 2012 New Licenses
During the first quarter of fiscal 2012, we entered into licensing agreements with brands Elie Tahari® (accessories segment), Miss Me® (accessories segment), and The Sharper Image® (gifts segment).  The terms for each of the Elie Tahari®, Miss Me® and The Sharper Image® agreements are through December 31, 2014, December 31, 2014 and December 31, 2016, respectively.  Under the terms of the agreements, we distribute belts or gifts among a wide array of channels, including but not limited to, national retail and department stores, clubs and specialty and boutique stores.  In connection with our 2013 restructuring plan we ceased development and marketing of belts under the Elie Tahari® license and gifts under The Sharper Image license®.

During the third quarter of fiscal 2012, we entered into licensing agreements with brands Sperry Top-Sider® and Arnold Palmer®.  The terms for each of the Sperry Top-Sider® and Arnold Palmer® agreements are through January 31, 2016 and December 31, 2016, respectively.  Under the terms of the Sperry Top-Sider® agreement, we distribute belts and small leather goods for both men and women through department stores, specialty retail locations throughout the United States and Canada, Sperry Top-Sider’s own retail stores, and on sperrytopsider.com.  Under the terms of the Arnold Palmer® agreement, we distribute belts through green grass shops, off-course golf specialty stores, department stores as well as in corporate and e-commerce shops.

During the third quarter of fiscal 2012, we expanded our previously executed Eddie Bauer® license to also include the rights to license and market belts and small leather goods.

During the fiscal year 2012, we made investments to procure and launch our new licenses and incurred costs of $597,000 without any associated sales or gross margins.  These costs included charges for personnel, travel, and samples, which are included in selling, general and administrative expenses.

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

Fiscal 2012 Credit Facility
Effective August 25, 2011, we replaced our prior $27.5 million credit facility with a $35 million credit facility.  The credit facility was guaranteed by substantially all of our and our subsidiaries assets, and required a specified profitability and fixed charge coverage and a minimum availability.

Related Party Transactions
During fiscal 2013 and 2012, we purchased $3.4 million and $4.3 million, respectively of accessories inventory from an entity affiliated with Chiang Chih-Chiang, a passive shareholder of the Company.  At June 30, 2013 and 2012, the amount due to the passive shareholder for inventory purchases was $922,000 and $290,000, respectively.  These amounts were included in the accounts payable line on the consolidated balance sheets.  Although it is likely that we will continue our purchasing relationship with this existing shareholder, we believe there are numerous sources of products available at similar terms and conditions, and we do not believe the success of our operations is dependent on this or any one or more of our present suppliers.

Note 4 - Credit Facility

Our previous $35 million credit facility for borrowings and letters of credit was set to expire in August 2015 and bore interest at either the daily three-month LIBOR rate plus 3.75% or a fixed LIBOR rate for three months plus 3.75%.  The facility was amended various times in fiscal 2013 to waive our failure to satisfy a fixed charge coverage ratio covenant for certain months, eliminate the ratio covenant going forward, adjust the minimum excess availability requirement, extend the time period required to deliver certain post-close deliverables and title matters related to real property, to modify certain definitions used in the credit agreement, and to extend the deadline to pay the indebtedness in full or raise additional cash equity.  At June 30, 2013, we had outstanding letters of credit totaling $230,000 and $9.1 million outstanding borrowings under the facility.  In order to provide higher borrowing capacity so that we could fund our inventory purchases for holiday 2013, the facility was terminated on July 24, 2013 and all borrowings were paid and obligations were fulfilled.

Effective July 24, 2013, we along with our subsidiaries, (1) H. A. Sheldon Canada, Ltd. (“HA Sheldon”) and (2) TBAC Investment Trust, a Pennsylvania business trust (“TBAC Trust”), each as guarantors, entered into a new credit agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as lender, administrative agent and collateral agent (“Salus”).  The Credit Agreement provides for senior financing in an aggregate principal amount of up to $29.0 million at any one time outstanding.  The facility is comprised of a revolving credit facility in the amount of $27.5 million and a first-in, last-out term loan facility in the amount of $1.5 million, and expires in July 2015 (the “Credit Facility”).  Under the Credit Facility, borrowings bear interest at either 0.75% per annum or the rate per annum for LIBOR as published for an interest period of thirty days, plus (i) 8.50% with respect to the revolver, and (ii) 11.25% with respect to the term loan.

The Credit Facility is guaranteed by HA Sheldon and TBAC Trust and is secured by a first priority lien on substantially all of our assets, excluding certain goods and related accounts receivable financed pursuant to the King Trade Facility (see “King Trade Facility” below), for which Salus will have a second priority lien.  The Credit Facility contains covenants which establish minimum consolidated EBITDA requirements, account concentration limitations, budgeted expenses and accounts payable to inventory ratios.  The Credit Facility also permits Salus, as agent, to establish reserves with respect to inventory, availability, real estate and accounts receivable in determining the borrowing base under the Credit Agreement.  The borrowing base is generally determined by calculating (i) the cost of eligible finished goods inventory, net of reserves, multiplied by the product of the applicable appraisal percentage multiplied by the appraised value of eligible finished goods, plus (ii) the lesser of (a) the cost of eligible piece goods inventory, net of reserves, multiplied by the product of the applicable appraisal percentage multiplied by the appraised value of eligible piece goods inventory, or (b) the costs of eligible piece goods inventory, net of reserves, multiplied by the applicable advance rate , plus (iii) the applicable receivables advance rate multiplied by the face amount of eligible trade receivables, net of applicable reserves, plus (iv) the applicable real estate advance rate multiplied by the appraised value of eligible real estate.  The following amounts are then subtracted from that calculation: the reserve for the term loan, an availability block of $900,000, and the amount of any other availability reserves deemed applicable by the agent in certain circumstances.

The Credit Agreement contains customary representations and warranties and, pursuant to the Credit Agreement, we have agreed to certain customary affirmative covenants, including reporting requirements, insurance maintenance requirements, engagement of a financial advisor, compliance with laws and the maintenance of records.  The Credit Agreement provides for certain fees in connection with unused commitments and early termination of the agreement, as well as other fees.  The Credit Agreement also contains customary negative covenants which limit our ability to engage in certain actions without the lender’s consent, including creating additional liens on its properties, making certain investments, guaranteeing or incurring certain debt, repurchasing our common stock, entering into certain mergers or consolidations, paying dividends, making certain investments in other entities, prepaying debt, and making certain property transfers.  The Credit Agreement also provides for customary events of default.

Effective July 24, 2013, we also entered into a Master Agreement (“Master Agreement”) with EPK Financial Corporation, d/b/a King Trade Capital (“King Trade”) that provides for a purchase and sale facility (the “King Trade Facility”).  This facility provides us with additional financing to purchase certain inventory related to our holiday 2013 seasonal gifts business.

In order to receive financing under the King Trade Facility, we must present the transaction to King Trade for its consideration.  King Trade reserves the right to accept or reject proposed transactions.  The King Trade Facility is guaranteed by HA Sheldon and TBAC Trust and is secured by (i) a first priority lien on the goods and related accounts receivable financed by the Company under the King Trade Facility, and (ii) a second priority lien on substantially all of our other assets.

The Master Agreement contains representations and warranties and covenants that are customary for such financing arrangements.  The maximum aggregate amount permitted to be outstanding under the King Trade Facility is $11.5 million, unless King Trade otherwise agrees.  The amounts payable under the King Trade Facility bear interest at varying rates which depend primarily on the length of time such amounts are outstanding, the amount advanced for each transaction and the aggregate of all amounts advanced.

Interest expense includes interest incurred on our outstanding borrowings, amortization of costs incurred in connection with our credit facilities over the periods of the facilities (2013 - $389,000; 2012 - $196,000).  At June 30, 2013, the remaining debt costs to be amortized were $323,000.

In connection with our new facilities, we incurred $1.3 million in debt costs which will be amortized over the terms of each of the facilities.

Note 5 - Disclosures About Segments Of Our Business And Related Information

We are organized along product categories and have two reportable segments: (1) accessories, which include belts, small leather goods and other products, and (2) gifts.  Each segment is measured by management based on income consisting of net sales less cost of goods sold, product distribution expenses, and royalties utilizing accounting policies consistent in all material respects with those described in Note 2.  No inter-segment revenue is recorded. Assets, related depreciation and amortization, and certain SG&A expenses are not allocated to the segments.

The following table presents operating information by segment and a reconciliation of segment operating income to our consolidated operating loss (in thousands):

	2013	2012
Net sales:
Accessories	$77,073	$86,188
Gifts	36,937	31,413
	$114,010	$117,601
Segment operating income (loss):
Accessories (1)	$9,356	$17,710
Gifts (2)	(972)	3,010
	$8,384	$20,720
Selling, general and administrative expenses	(18,115)	(20,579)
Restructuring charges	(3,072)	-
Depreciation and amortization	(1,818)	(2,205)
Intangibles and held for sale impairment	(3,011)	-
Operating loss	$(17,632)	$(2,064)

(1)	Accessories’ segment income for fiscal 2013 includes inventory write-downs of $5.4 million.

(2)	Gifts’ segment income for fiscal 2013 includes inventory write-downs of $1.8 million.

Significant customers which accounted for 10% or more of our total net sales were Walmart (2013 and 2012 - 46%) and Kohl’s (2013 – 15%; 2012 – 13%).

Our net sales, property and equipment, and total assets by geographic location were (in thousands):

	2013	2012
Net sales:
United States	$105,037	$107,108
Canada	8,973	10,493
	$114,010	$117,601
Property and equipment:
United States	$3,668	$4,425
Canada	77	97
Mexico	628	952
	$4,373	$5,474
Total assets:
United States	$28,148	$47,880
Canada	3,637	5,157
Mexico	3,391	3,419
	$35,176	$56,456

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

Note 6 - Leases And Royalties

We lease office, warehouse, and manufacturing facilities under noncancellable operating leases expiring through 2020 with varying renewal and escalation clauses.  Our rental expense in fiscal 2013 and 2012 totaled $1.8 million and $1.9 million, respectively.

We have licensing agreements with third parties to use their trademarks on our products.  Royalty expense in fiscal 2013 and 2012 related to these agreements totaled $3.0 million and $2.2 million, respectively.

As of June 30, 2013, future payments under our leases, including additional rents under escalation clauses, and minimum royalty commitments were (in thousands):

Fiscal Year	Rent	Royalty
2014	$1,228	$2,399
2015	1,344	2,494
2016	1,304	1,364
2017	1,157	621
2018	1,084	-
Thereafter	3,179	-
	$9,296	$6,878

Note 7 - Income Taxes

Significant components of our net deferred tax assets were (in thousands):

	2013	2012
Net operating loss carryover	$24,532	$19,643
Inventory valuation	2,533	1,688
Uncertain tax positions	1,174	1,147
Compensation plans	332	486
Depreciation	152	94
Accounts receivable valuation	554	932
Other, net	1,910	638
	31,187	24,628
Valuation allowance	(30,841)	(24,486)
Net	$346	$142

Significant components of our income tax expense were (in thousands):

	2013	2012
Current:
Federal	$-	$-
State	25	79
Foreign	(142)	32
	(117)	111
Deferred:
Federal	(5,719)	(938)
State	(531)	(83)
Foreign	(318)	(188)
Uncertain tax positions	27	147
Valuation allowance	6,355	1,336
	(186)	274
	$(303)	$385

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	2013	2012
Statutory rate	(34.0)%	(34.0)%
Deferred tax valuation allowance	32.6	40.9
State and foreign taxes net of federal tax benefit	(1.0)	(5.1)
Uncertain tax positions	0.1	4.5
Repatriation of foreign earnings	-	3.3
Other, net	0.7	2.2
	(1.6)%	11.8%

Our $64.8 million federal income tax net operating loss carryover will expire beginning in 2029. While it is reasonably possible a current examination of state income tax returns for fiscal 1999 through fiscal 2003 involving uncertain tax positions could be resolved within the next twelve months through settlement or administrative proceedings, the potential impact cannot be estimated at this time. Otherwise, the majority of our state income tax returns are no longer subject to examination for years before 2007. U.S. federal income tax returns are no longer subject to examination for years before fiscal 2009 and Canadian income tax returns are no longer subject to examination for years before 2006.

The following presents information about our unrecognized tax benefits of uncertain tax positions (in thousands).

	2013	2012
Unrecognized tax benefits:
Beginning of year	$1,477	$1,530
Decreases in prior years' tax positions	(72)	(53)
End of year	1,405	1,477
Accrued interest and penalties	1,920	1,819
Uncertain tax positions liability	$3,325	$3,296
Unrecognized tax benefits affecting tax rate if recognized	$927	$975
Interest and penalty expense	$101	$200

During the first quarter of fiscal 2013, $161,000 of the liability previously recorded for uncertain state tax positions was released from the reserve as it no longer failed to meet the more likely than not threshold.

Note 8 - Intangibles

The following tables present information about the costs we have allocated to finite-lived intangible assets we acquired as part of business acquisitions (in thousands):

	2013	2012
Gross carrying amount	$10,665	$10,665
Accumulated amortization	(9,565)	(6,550)
	$1,100	$4,115

	Net Balance	Weighted-Average Life Remaining

Customer lists	$841	2.9
Trade brand	259	2.8
Total	$1,100	2.9

Amortization expense: 2013 - $680; 2012 - $821
Estimated annual amortization expense: 2014 - $423; 2015 - $368; 2016 - $309

As a result of the impairment tests, in connection with our restructuring plan, we recorded a $2.3 million impairment charge (accessories segment), which was included in the intangibles and held for sale impairments line in our consolidated statement of operations.  Due to our strategy to exit certain low-volume and unprofitable products and transition from proprietary to licensed brands, we determined that the life for our previously indefinite-lived trade brand intangible asset was no longer indefinite, and therefore the intangible asset will be amortized over the remaining period in which it is expected to contribute to cash flows, which is three years.

Note 9 - Share-Based Compensation

Omnibus Plan
The Tandy Brands Accessories, Inc. 2012 Omnibus Plan (“Omnibus Plan”), approved by our stockholders in 2012, is designed to attract and retain the services of key management employees and members of our board of directors through the granting of incentive stock options (other than to directors), nonqualified stock options, performance units, stock appreciation rights, or restricted stock.  Restricted stock and stock option awards under the Omnibus Plan and prior stock option plans have a maximum contractual life of ten years and specific vesting terms and performance goals are addressed in each equity award grant.  All shares which were available for grant under our prior plans have been transferred to the Omnibus Plan and are authorized and reserved for issuance under the Omnibus Plan.  All shares of common stock presently authorized and reserved for issuance on the exercise of stock options or vesting of restricted stock will automatically be authorized and reserved for issuance under the Omnibus Plan on their cancellation, forfeiture, or expiration up to a maximum of 736,326 shares.  At June 30, 2013, there were 694,706 shares of common stock available for future grants.

A committee of non-employee members of our board of directors may grant awards to directors and employees.  Shares issued to satisfy awards may be from authorized but unissued common stock, treasury stock, or shares purchased on the open market.  Currently, we issue new shares under the Omnibus Plan.

Awards Granted
Restricted Stock Restricted stock awards are not transferable, but bear rights of ownership including voting and dividend rights.  Awards to our non-employee directors vest annually at a rate of one-third per year, beginning one year after the grant date.  However, upon the death, disability, resignation, or termination of a non-employee director, that director’s shares generally become fully vested.  Consequently, there is no requisite service period and the fair value of the awards is expensed on the award date.  Restricted stock awarded to employees either cliff vests on the third anniversary of the award or vests at a rate of one-third per year.  The requisite service periods are either the vesting period or the total period over which multiple-tranche awards vest.  Although there are no performance requirements related to the vesting of restricted stock awarded to employees, participants must be continually employed through the vesting period.  We estimate the fair value of restricted stock awards to be the market price of our common stock on the award date.  As of June 30, 2013, no restricted stock awards granted to employees were outstanding.

	Number Of Shares	Weighted-Average Grant-Date Fair Value
Nonvested June 30, 2012	35,218	$2.25
Granted	32,000	1.43
Vested	(15,588)	2.45
Nonvested June 30, 2013	51,630	1.68

Restricted stock fair values on the vesting dates in fiscal 2013 and 2012 were $20,000 and $78,000, respectively.

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

		Weighted-Average		Aggregate
	Number Of Shares	Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value ($000)
Outstanding June 30, 2012	269,316	$10.22
Granted	35,000	1.40
Forfeited and cancelled	(199,319)	9.74
Outstanding June 30, 2013	104,997	8.20
Vested and expected to vest	104,997	8.20	4.2	$-
Exercisable	83,331	9.95	3.0	-

Performance Units  Performance units outstanding as of June 30, 2013 were awarded to certain employees in fiscal 2013.  For the award, the units earned during the applicable performance cycle vary from 0% to 200% of the units awarded based on our basic earnings per share for each year in the performance cycle, excluding the effects of accounting principles changes, extraordinary items, recognized capital gains and losses and, as determined by our board of directors, one-time, non-operating items.  Performance units generally cliff vest at the end of the applicable performance cycle.  Assuming continued employment, if, at the end of the performance cycle, at least the threshold performance level has been achieved, the performance units will cliff vest.  Notwithstanding the foregoing, employees vest in a portion of units earned based on the number of fiscal years employed during the cycle upon death, disability, or normal (age 65) or early (age 55 and 15 years service) retirement and, upon a change of control, employees vest in 100% of the units awarded under the fiscal 2013 awards.

Each performance unit has a $1.00 assigned value.  To the extent earned, performance units awarded are comprised 50% of cash and 50% of phantom shares of our common stock and, to the extent earned following the end of the two-year performance period, will generally be settled in cash (if shares are available under our benefit plans, the Board may, in its discretion, settle the phantom shares attributable to an award in shares of our common stock).

As of June 30, 2013, we expect none of the 950,000 units granted in fiscal 2013 to vest and be paid because performance measures for the two year period were either not met or are not expected to be met.

Expense  Share-based compensation expense of ($110,000) and $169,000 was recognized in fiscal 2013 and 2012, respectively, together with income tax benefits of ($41,000) and $62,000, respectively.  Estimated unrecognized expense of $11,000 remained at June 30, 2013 to be recognized over a weighted-average period of 1.7 years.  The number of stock options and performance units expected to vest in determining compensation expense to be recognized were estimated based on employment termination, forfeiture patterns, and actual and estimated earnings per share.

Note 10 - Employee Benefit Plans

401(k) Plan Our 401(k) Plan, also known as the Employees Investment Plan, is open to substantially all of our full-time employees.  Participants may contribute up to 35% of their eligible annual compensation as elective pretax and Roth contributions to the 401(k) Plan, subject to IRS limits.  For each participant who elects to make elective deferrals under the 401(k) Plan during the plan year, we make safe-harbor contributions to the plan equal to 100% of the first 3% of the participant’s eligible annual compensation contributed for the plan year plus 50% of the next 2% of the participant’s eligible annual compensation contributed for the plan year, for a maximum safe harbor matching contribution equal to 4% of the participant’s eligible annual compensation.  The 401(k) Plan allows participants to direct the investment of both employee and matching employer contributions from a variety of investment alternatives, one of which is our common stock.  Our total contributions to our 401(k) Plan were $291,000 and $347,000 in fiscal 2013 and 2012, respectively.

Note 11 - Director Stock Deferral Plan

The 1995 Stock Deferral Plan for Non-Employee Directors (“Deferral Plan”) provides non-employee directors with an opportunity to defer receipt of their fees until a future date determined by each director.  We record compensation expense for the amount of the deferred fees which are credited, together with dividend equivalents, to an account we maintain in phantom stock units equivalent in value to our common stock.  The payment of deferred fees will be settled in shares of our common stock or, at our option, in cash based on the then current market price of our stock.  No director is currently deferring fees and changes in the market value of our common stock affected the value of previously deferred amounts by ($20,000) and ($15,000) in fiscal 2013 and 2012, respectively.  At June 30, 2013, there were 28,375 shares of common stock available for settlement of future deferrals.

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

Note 13 – Loss Per Share

Our basic and diluted losses per common share are computed as follows (in thousands except per share amounts):

	2013	2012
Numerator for basic and diluted earnings per share:
Net loss	$(19,177)	$(3,652)
Denominator for basic and diluted earnings per share	7,131	7,075
Loss per common share	$(2.69)	$(0.52)
Loss per common share assuming dilution	$(2.69)	$(0.52)

Potentially dilutive securities which could have had an antidilutive effect on our losses per share were (in thousands except per share amounts):

	2013	2012
Stock options (exercise prices per share: 2013 - $1.40 to $15.60; 2012 - $1.98 to $15.60)	132	277

Note 14 – Subsequent Events

Effective July 24, 2013, we entered into new credit facilities with two lenders, Salus and King Trade.

In connection with the entry into these credit arrangements, we also entered into agreements with two significant licensors and three significant vendors to address outstanding accounts payable owed to these parties. Generally, the arrangements with these parties consist of the agreement (i) to pay a portion of the outstanding amount owed within specified time periods following the closing of the Credit Facility, and (ii) to pay the remainder of the outstanding amounts pursuant to unsecured, subordinated promissory notes. The aggregate amount financed through the use of the unsecured, subordinated promissory notes is $8.9 million and such notes bear interest at varying interest rates. Although the individual notes contain varying payment terms, the final principal and interest under such notes is due either July 15, 2014 or July 15, 2015.

On August 27, 2013 we announced the appointment of Roger R. Hemminghaus, a director since June 2000 and our lead independent director, as Chief Executive Officer and Chairman and a new plan of responsibilities for existing members of the management team, both of which were in response to the resignation of Rod McGeachy, our previous Chairman, Chief Executive Officer and President.

In connection with our March 2013 restructuring plan we ceased development and marketing of gifts under the Sharper Image® license and recognized all future obligations ($895,000) as set forth in the original license agreement.  In August 2013, we entered into a settlement agreement for the Sharper Image® license in which we would pay $350,000 to settle all remaining contractual obligations and terminate the license.  As a result of this settlement, we recognized a gain of $545,000 during first quarter fiscal 2014.

On September 26, 2013 we, along with our subsidiaries, H.A. Sheldon Canada, Ltd. and TBAC Investment Trust, and our senior lender Salus Capital Partners LLC, entered into a First Amendment to Credit Agreement, dated July 24, 2013 (the “Amendment”).  Pursuant to the Amendment, our lender formally waived the going concern qualification in the audit report as an event of default, our failure to satisfy a minimum availability requirement for certain weeks, and extended the time period to deliver certain post-close deliverables.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

In order to assess the effectiveness of our internal control over financial reporting as of June 30, 2013 as required by Section 404 of the Sarbanes-Oxley Act of 2002, we conducted an evaluation of the effectiveness of our internal control over financial reporting under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, which included testing based on the criteria set forth in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.  Based on that assessment, we determined that our internal control over financial reporting was effective as of June 30, 2013.

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

Changes In Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

The information required by Items 10 through 14 of this Annual Report on Form 10-K, and not otherwise disclosed in this Annual Report, will be included in our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders and will be  incorporated herein by reference.  Such information and its location in the Proxy Statement are as follows:

Item	Caption In The Tandy Brands Accessories, Inc. 2013 Proxy Statement

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

“Executive Officers”

“Items of Business to be Acted on at the Meeting - Proposal One:  Election of Directors - Corporate Governance Information”

“Section 16(a) Beneficial Ownership Reporting Compliance”

ITEM 11 - EXECUTIVE COMPENSATION
“Executive Compensation”

“Items of Business to be Acted on at the Meeting - Proposal One:  Election of Directors - Director Compensation”

“Items of Business to be Acted on at the Meeting – Proposal One:  Election of Directors – Corporate Governance Information – Compensation Committee”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	“Security Ownership of Certain Beneficial Owners”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	“Items of Business to be Acted on at the Meeting - Proposal One: Election of Directors - Corporate Governance Information”

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES	“Items of Business to be Acted on at the Meeting - Proposal Two: Ratification of Independent Auditor – Background"

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements
The following financial statements are included in Item 8 of this Annual Report:

•	Consolidated Balance Sheets as of June 30, 2013 and 2012
•	Consolidated Statements of Operations for the years ended June 30, 2013 and 2012
•	Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012
•	Consolidated Statements of Stockholders' Equity for the years ended June 30, 2013 and 2012

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

TANDY BRANDS ACCESSORIES, INC. (Registrant)

/s/ Roger R. Hemminghaus
Date: September 27, 2013	Roger R. Hemminghaus Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roger R. Hemminghaus	Director, Chairman of the Board,	September 27, 2013
Roger R. Hemminghaus	and Chief Executive Officer (principal executive officer)

/s/Lisbeth R. McNabb	Director	September 27, 2013
Lisbeth R. McNabb

/s/Colombe M. Nicholas	Director	September 27, 2013
Colombe M. Nicholas

/s/William D. Summitt	Director	September 27, 2013
William D. Summitt

/s/Joseph C. Talley	Chief Financial Officer	September 27, 2013
Joseph C. Talley	(principal financial and accounting officer )

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference
			(if applicable)
	Exhibit Number and Description		Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	0-18927	3.1

	4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011	10-K/A	4/19/12	0-18927	4.8

	4.4	Amendment No. 1 to Credit Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of January 20, 2012	10-Q	2/10/12	0-18927	4.9

	4.5	Amendment No. 2 to Credit and Security Agreement dated as of August 25, 2011 and Waiver by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 11, 2012	10-Q	5/14/12	0-18927	4.5

	4.6	Amendment No. 3 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of June 5, 2012	10-K	9/4/12	0-18927	4.11

	4.7	Amendment No. 4 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 9, 2012	10-K	9/4/12	0-18927	4.12

4.8	Amendment No. 5 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 29, 2012	10-K	9/4/12	0-18927	4.13

4.9	Amendment No. 6 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of November 12, 2012	10-Q	11/14/12	0-18927	4.9

4.10	Amendment No. 7 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of April 11, 2013	10-Q	4/17/13	0-18927	4.10

4.11	Amendment No. 8 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 30, 2013**	N/A	N/A	N/A	N/A

4.12	Amendment No. 9 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of June 28, 2013**	N/A	N/A	N/A	N/A

4.13	Credit Agreement by and among Tandy Brands Accessories, Inc., H.A. Sheldon Canada, Ltd., TBAC Investment Trust, and Salus Capital Partners LLC dated as of July 24, 2013**	N/A	N/A	N/A	N/A

4.14	Master Agreement by and between Tandy Brands Accessories, Inc. and EPK Financial Corporation, d/b/a King Trade Capital, dated as of July 24, 2013**	N/A	N/A	N/A	N/A

4.15	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 23, 2013 to Eddie Bauer Licensing Services Inc.**	N/A	N/A	N/A	N/A

4.16	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 23, 2013 to totes ISOTONER Corporation**	N/A	N/A	N/A	N/A

4.17	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 17, 2013 to Ocean Ken International Limited**	N/A	N/A	N/A	N/A

4.18	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 18, 2013 Ample Sources Industries Limited**	N/A	N/A	N/A	N/A

4.19	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 22, 2013 Best Development Company (Hong Kong) Limited**	N/A	N/A	N/A	N/A

	4.20
Amendment No. 1 to Credit Agreement dated as of July 24, 2013 by and among Tandy Brands Accessories, Inc., H.A. Sheldon Canada, Ltd., TBAC Investment Trust, and Salus Capital Partners LLC dated as of September 26, 2013**
			N/A	N/A	N/A	N/A

(10)	Material Contracts

	10.1	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and certain of its Directors	S-1	12/17/90	33-37588	10.16

	10.2	Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan for Non-Employee Directors*	S-8	2/10/94	33-75114	28.1

	10.3	Amendment No. 4 to the Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan For Non-Employee Directors*	10-Q	5/10/02	0-18927	10.39

	10.4	Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	S-8	6/03/96	333-08579	99.1

	10.5	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

	10.6	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.39

	10.7	Form of Employee Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.40

	10.8	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.41

	10.9	Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.42

	10.10	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	10-K	9/22/06	0-18927	10.35

	10.11	Amendment No. 1 to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/21/07	0-18927	10.38

	10.12	Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan with N. Roderick McGeachy, III dated October 1, 2008*	10-Q	11/10/08	0-18927	10.2

10.13	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors dated December 31, 2008*	10-Q	2/4/09	0-18927	10.2

10.14	Form of Tandy Brands Accessories, Inc. Fiscal 2014 Performance Unit Award Agreement* **	N/A	N/A	N/A	N/A

10.15	Summary of Fiscal 2013 Management Incentive Plan for Tandy Brands Accessories, Inc.*	8-K	7/2/12	0-18927	10.1

10.16	Summary of 2013 Long-Term Incentive Program for Tandy Brands Accessories, Inc.*	8-K	7/2/12	0-18927	10.2

10.17	Agreement to Provide Severance Pay by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III dated as of April 22, 2010*	10-Q	5/13/10	0-18927	10.1

10.18	Change of Control Agreement by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III dated as of April 22, 2010*	10-Q	5/13/10	0-18927	10.2

10.19	Industrial Lease Agreement between Pinnacle Industrial Center Limited Partnership, as Landlord, and Tandy Brands Accessories, Inc., as Tenant, dated September 24, 1999; First Amendment to Industrial Lease Agreement dated January 5, 2000; Second Amendment to Industrial Lease Agreement with Pinnacle Industrial Dallas, Inc. dated September 4, 2003; Third Amendment to Industrial Lease Agreement dated August 24, 2009 with The Realty Associates Fund VII, L.P.; Fourth Amendment to Industrial Lease Agreement dated October 6, 2009	10-K	8/26/10	0-18927	10.32

10.20	Form of Tandy Brands Accessories, Inc. Fiscal 2011 Performance Unit Award Agreement*	10-K	8/26/10	0-18927	10.33

10.21	Form of Tandy Brands Accessories, Inc. Fiscal 2012 Performance Unit Award Agreement*	10-K	9/1/11	0-18927	10.34

10.22	Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011	10-K/A	4/19/12	0-18927	4.8

10.23	Amendment No. 1 to Credit Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of January 20, 2012	10-Q	2/10/12	0-18927	4.9

10.24	Amendment No. 2 to Credit and Security Agreement dated as of August 25, 2011 and Waiver by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 11, 2012	10-Q	5/14/12	0-18927	4.5

10.25	Amendment No. 3 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of June 5, 2012	10-K	9/4/12	0-18927	4.11

10.26	Amendment No. 4 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 9, 2012	10-K	9/4/12	0-18927	4.12

10.27	Amendment No. 5 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 29, 2012	10-K	9/4/12	0-18927	4.13

10.28	Amendment No. 6 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of November 12, 2012	10-Q	11/14/12	0-18927	4.9

10.29	Amendment No. 7 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of April 11, 2013	10-Q	4/17/13	0-18927	4.10

10.30	Amendment No. 8 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 30, 2013**	N/A	N/A	N/A	N/A

10.31	Amendment No. 9 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of June 28, 2013**	N/A	N/A	N/A	N/A

10.32	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan (2011)*	10-K	9/1/11	0-18927	10.39

10.33	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2012 Omnibus Plan* **	N/A	N/A	N/A	N/A

10.34	Severance Pay Agreement between Robert J. McCarten and Tandy Brands Accessories, Inc., effective February 20, 2012*	10/K	9/4/12	0-18927	10.39

10.35	Severance Pay Agreement between Joseph C. Talley and Tandy Brands Accessories, Inc., effective February 20, 2012*	10-K	9/4/12	0-18927	10.41

10.36	Credit Agreement by and among Tandy Brands Accessories, Inc., H.A. Sheldon Canada, Ltd., TBAC Investment Trust, and Salus Capital Partners LLC dated as of July 24, 2013**	N/A	N/A	N/A	N/A

10.37	Master Agreement by and between Tandy Brands Accessories, Inc. and EPK Financial Corporation, d/b/a King Trade Capital, dated as of July 24, 2013**	N/A	N/A	N/A	N/A

10.38	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 23, 2013 to Eddie Bauer Licensing Services Inc.**	N/A	N/A	N/A	N/A

10.39	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 23, 2013 to totes ISOTONER Corporation**	N/A	N/A	N/A	N/A

10.40	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 17, 2013 to Ocean Ken International Limited**	N/A	N/A	N/A	N/A

10.41	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 18, 2013 Ample Sources Industries Limited**	N/A	N/A	N/A	N/A

10.42	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 22, 2013 Best Development Company (Hong Kong) Limited**	N/A	N/A	N/A	N/A

10.43
Amendment No. 1 to Credit Agreement dated as of July 24, 2013 by and among Tandy Brands Accessories, Inc., H.A. Sheldon Canada, Ltd., TBAC Investment Trust, and Salus Capital Partners LLC dated as of September 26, 2013**
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
____________________
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