Form 10-K/A
period 2013-06-30
TANDY BRANDS ACCESSORIES INC
filed 2013-10-25
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A

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

214-519-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, Par Value $1.00 Per Share (Title of class)	The NASDAQ Capital Market (Name of each exchange on which registered)
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

There were 7,161,713 shares of common stock, par value $1.00 per share, outstanding on October 23, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

References in this Amendment to Annual Report on Form 10-K/A to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries, unless the context requires otherwise.

PART III

EXPLANATORY NOTE

Tandy Brands Accessories, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (which was filed with the Securities Exchange Commission (the “Commission”) on September 27, 2013) in order to add Part III, which includes the following items:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Amendment.  Except as described above, this Amendment does not modify or update the Company’s previously reported financial statements and other disclosures in, or exhibits to, the original filing and all other portions of the Company’s original Form 10-K remain in effect.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The Board of Directors of the Company (the “Board”) currently has four members, each serving until the expiration of his or her term and until such director’s successor has been elected or qualified or until such director’s resignation or removal.

Roger R. Hemminghaus, age 77, has been a director since June 2000 and was appointed as our Chief Executive Officer and Chairman of the Board in August 2013.  From 1996 to 1999, Mr. Hemminghaus served as Chief Executive Officer of Ultramar Diamond Shamrock Corp., and from 1996 to 2000, he served as the Chairman of the Board. From 1987 to 1996, Mr. Hemminghaus served as the Chairman and Chief Executive Officer of Diamond Shamrock, Inc.  Mr. Hemminghaus is a past Chairman of the Federal Reserve Bank of Dallas and previously served on the Board of Directors of Luby’s, Inc., CTS Corporation and Xcel Energy, Inc.  He currently serves on the National Advisory Board of the Boy Scouts of America and on the Board of Directors of the Southwest Research Institute.  Mr. Hemminghaus earned a bachelor of science degree in chemical engineering from Auburn University.

We believe Mr. Hemminghaus’ background as a former Chief Executive Officer and Board Chairman brings valuable executive leadership experience to our Board.  We also believe that, as a past Chairman of the Federal Reserve Bank of Dallas, his knowledge of the banking industry, economic conditions and financial issues is an invaluable resource for the Board.  In addition, Mr. Hemminghaus provides leadership and governance experience through his current and prior service on the boards of various other public companies, including service on the audit and compensation committees of such companies, and other organizations.

Lisbeth R. McNabb, age 53, has been a director since January 2012.  Ms. McNabb founded DigiWorks Corp, a business intelligence software company in March 2013 and was also founder of w2wlink, serving as its Chief Executive Officer from 2007 to 2012.  She previously served as the Chief Financial Officer for match.com from 2005 to 2007 and the Senior Vice President – Finance and Planning for SODEXO from 1999 to 2005.  Ms. McNabb currently serves on the Board of Directors of Nexstar Broadcasting and is the chair of its audit committee and is on the board of the non-profit 4Word.  She also serves as an advisory board member of Southern Methodist University, the University of Nebraska Entrepreneurship Center and several digital and online companies.  She earned her B.S. from the University of Nebraska and her M.B.A. from the Southern Methodist University Cox School of Business.

We believe Ms. McNabb’s background as a Chief Executive Officer, a former Chief Financial Officer and Senior Vice President – Finance and Planning brings extensive financial experience and leadership to our Board.  In addition, Ms. McNabb provides leadership and governance experience through her current and prior service on other public company boards.

Colombe M. Nicholas, age 68, has been a director since October 1999. Since 2002, Ms. Nicholas has served as a consultant to Financo Global Consulting, the international consulting division of Financo, Inc., specializing in the fashion industry.  Prior to working as a private consultant from 1999 to 2002, Ms. Nicholas served as President and Chief Executive Officer of Anne Klein Group, a women’s fashion apparel company, from August 1996 to July 1999, when the company was sold to Kasper, ASL. From December 1993 to July 1996, Ms. Nicholas served as President and Chief Executive Officer of Orr Felt Company, a family-owned business that provides felt for paper manufacturing. From April 1991 to November 1993, she was the President and Chief Operating Officer of Giorgio Armani Fashion Corporation, the largest licensee of Armani Spa, Italy. From May 1980 to January 1989, Ms. Nicholas served as President and Chief Executive Officer of Christian Dior New York, a designer fashion company.  Ms. Nicholas previously served on the Board of Directors of The Mills Corporation and Oakley, Inc.  Ms. Nicholas currently serves on the Board of Directors of Herbalife Ltd. and Kimco Realty.  Ms. Nicholas earned a bachelor of arts degree from the University of Dayton and a juris doctorate degree from the University of Cincinnati College of Law, and holds an honorary doctorate in business administration from Bryant College of Rhode Island.

With Ms. Nicholas’ operations and consulting background, she brings extensive experience in and knowledge of the fashion industry to the Board, including design elements, which we believe is an important resource with respect to our product development and innovation, marketing and brand building efforts.  In addition, Ms. Nicholas provides leadership and governance experience through her current and prior service on other public company boards.

William D. Summitt, age 42, has been a director since October 2007.  In 2005, Mr. Summitt founded and subsequently has been the Managing Member of Golconda Capital Management, LLC (“GCM”), an investment management firm, which invests primarily in the stocks of publicly-traded companies.  From 1998 to 2005, Mr. Summitt was a private investor. From 1997 to 1998, Mr. Summitt was a financial analyst with Electronic Data Systems Corporation (EDS).  Mr. Summitt earned a bachelor of science degree in finance from the University of Maryland.  Mr. Summitt was appointed to the Board in accordance with the terms of a Settlement Agreement, dated October 29, 2007, between our Company and GCM, Golconda Capital Portfolio, LP and each of Mr. Summitt and Jedd M. Fowers (collectively the “Golconda Parties”).  Pursuant to the terms of the Agreement, the Golconda Parties agreed to withdraw their nomination of Mr. Summitt and Mr. Fowers for election at the 2007 annual meeting of stockholders and we agreed to expand the size of the Board of Directors from seven to eight members and to appoint Mr. Summitt to the Board of Directors, with a term expiring at the 2010 annual meeting of stockholders.

Mr. Summitt brings financial acumen to the Board developed through his experience as the founder and managing member of Golconda Capital Management and as a private investor.  We believe he also provides a unique and valuable perspective with respect to corporate governance and stockholder issues in general.

There are no arrangements or understandings between any nominee and any other person pursuant to which any nominee was selected.

Executive Officers

The following table lists the names and ages of our current executive officers and all positions they hold.  Each of the listed officers has been elected by our Board of Directors and serves at the discretion of the Board.

Name	Age	Positions Held
Roger R. Hemminghaus	77	Chairman of the Board and Chief Executive Officer
Robert J. McCarten	56	Executive Vice President and President – Tandy Brands
Chuck Talley	36	Executive Vice President and Chief Financial Officer

Information regarding Mr. Hemminghaus’ business experience can be found under “Board of Directors” above.

Robert J. McCarten joined our Company in April 2003 as Senior Vice President – National Sales.  In July 2011 he was promoted to Executive Vice President-Sales & Merchandising/Gifts and, in August 2012, Mr. McCarten’s role expanded to include accessories sales.  In August 2013, Mr. McCarten was named Executive Vice President and President-Tandy Brands.  Prior to joining our Company, Mr. McCarten was employed with Randa Accessories where he served as the New York account executive beginning in January 1990 and, during his tenure, was promoted to serve as Vice President and Regional Sales Manager until April 2003.  Prior to his experience at Randa, Mr. McCarten was an account executive at Wembley Industries.

Chuck Talley joined our Company in October 2008 as Corporate Controller.  In February 2011 he was appointed Corporate Vice President and Chief Accounting Officer.  In May 2012, Mr. Talley was promoted to Corporate Vice President and Chief Financial Officer and in August 2013 he was named Executive Vice President and Chief Financial Officer.  Prior to joining our Company, Mr. Talley was most recently a Senior Manager with PricewaterhouseCoopers, LLP (“PwC”), where he spent eight years auditing domestic and international companies in the retail and consumer goods industry.  In management roles at PwC, he executed public and private company financial statement audits, initial public offerings, business development and Sarbanes-Oxley projects.

There are no family relationships between any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file reports with the SEC.  These persons must file initial reports of ownership on Form 3 as well as reports of changes in ownership of common stock and other equity securities of our Company on Forms 4 and 5.  Executive officers, directors and greater than 10% stockholders are required by federal regulations to provide us with copies of all reports they file pursuant to Section 16(a).

Based solely on a review of the copies of reports made available to us and/or written representations that no other reports are required, to our knowledge, our executive officers and directors complied with all applicable Section 16(a) filing requirements during the fiscal year ended June 30, 2013.

Code of Ethics

We are committed to conducting business in a lawful and ethical manner.  To that end, we have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all directors, officers and other employees of our Company and our subsidiaries.  A copy of the Code is available on our website at www.tandybrands.com.  The Code is designed to:

•	provide guidance in addressing potentially troublesome situations involving our Company and our subsidiaries;

•	promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; and

•	promote full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us.

We intend to disclose any amendments to, or waivers of, the Code that are required to be disclosed by the rules of the SEC and NASDAQ on our website at www.tandybrands.com within the time required following the date of the amendment or waiver.

Audit Committee

Lisbeth R. McNabb, Colombe M. Nicholas and William D. Summitt currently serve on our Audit Committee, with Lisbeth R. McNabb serving as the Chairperson.  The primary purpose of our Audit Committee is to represent and assist the Board in discharging its oversight responsibility relating to:

•           our accounting, reporting, and financial practices, including the integrity of our financial statements and the audits of our financial statements;

•           the surveillance of administration and financial controls and our compliance with legal and regulatory requirements;

•           our independent auditor’s qualifications and independence; and

•           the performance of our internal audit function.

Our Board of Directors has determined each member of the Audit Committee is “independent,” as independence is defined for audit committee members in NASDAQ’s current listing standards, meets the applicable standards for financial literacy, and that Lisbeth R. McNabb is an “audit committee financial expert,” as defined by the SEC.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR ENDED JUNE 30, 2013

The following table summarizes the compensation earned by our former chief executive officer and each of our other two most highly compensated executive officers (collectively, our “named executive officers”) for fiscal 2013.

Name and Principal Position	Year	Salary	Stock Awards (Performance Unit Awards)(1)	Non-Equity Incentive Plan Compensation (Performance- Based Bonus)	All Other Compensation(2)	Total
N. Roderick McGeachy, III(3)	2013	$360,000	$350,000	$95,375	$1,835	$807,210
Former Chairman of the Board, President and Chief Executive Officer	2012	$352,003	$350,000	$0	$2,882	$704,885
Robert J. McCarten	2013	$260,000	$100,000	$63,583	$7,926	$431,509
Executive Vice President and President – Tandy Brands	2012	$237,401	$100,000	$0	$7,370	$344,771
Chuck Talley	2013	$200,000	$100,000	$12,232	$9,334	$321,566
Executive Vice President and Chief Financial Officer	2012	$178,222	$100,000	$0	$7,457	$285,679
__________________

(1)
The amounts shown represent the grant date fair value of stock options and performance units granted under the Omnibus Plan in the fiscal years indicated (prior to any assumed forfeitures relating to service-based vesting conditions, where applicable), in accordance with FASB ASC Topic 718.  Assumptions used in calculating the option award amounts are described in Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  The amounts shown for performance units are based on the probable outcome of applicable performance conditions at the date of grant in accordance with FASB ASC Topic 718.  The grant date fair value of such performance units based on the achievement of maximum performance conditions in accordance with FASB ASC Topic 718 would be as follows:

Name	Year	Performance Unit Awards at Maximum Performance Levels
N. Roderick McGeachy, III	2013	$700,000
	2012	$700,000
Robert J. McCarten	2013	$200,000
	2012	$200,000
Chuck Talley	2013	$200,000
	2012	$200,000

(2)	Items comprising all other compensation for fiscal 2013 and 2012 are described and quantified in the All Other Compensation Table below.

(3)
As disclosed in our Current Report on Form 8-K, filed with the SEC on August 27, 2013, on August 27, 2013, Mr. McGeachy submitted his resignation as a director, officer and employee of the Company, effective September 6, 2013.  Mr. McGeachy did not receive any compensation for serving as a director or as Chairman of the Board.

The following table provides detail regarding each component of the All Other Compensation column in the Summary Compensation Table for fiscal 2013 and 2012.

All Other Compensation Table

Name	Year	Company Contributions to 401(k) Plan	Insurance Premiums(1)	Perquisites and Other Personal Benefits	Total
N. Roderick McGeachy, III(2)	2013	$0	$1,835	$0	$1,835
	2012	$0	$2,882	$0	$2,882
Robert J. McCarten	2013	$5,991	$1,935	$0	$7,926
	2012	$5,499	$1,871	$0	$7,370
Chuck Talley	2013	$8,489	$845	$0	$9,334
	2012	$7,129	$328	$0	$7,457
__________________

(1)	Represents premiums paid for life, accidental death and dismemberment and disability insurance.

(2)
As disclosed in our Current Report on Form 8-K, filed with the SEC on August 27, 2013, on August 27, 2013, Mr. McGeachy submitted his resignation as a director, officer and employee of the Company, effective September 6, 2013.

Philosophy and Elements of Our Compensation Program

Overall Philosophy.  The overriding philosophy employed by the Compensation Committee of our Board of Directors is to align total executive compensation with the Company’s business strategies in an effort to drive overall organizational success and stockholder value.  Towards that end, the Compensation Committee works with the Company to design compensation programs that are designed to, among other things:

●	attract and retain highly qualified executives;

●	motivate our executives to accomplish the Company objectives and maximize shareholder value;

●	align our executives’ interests with those of our stockholders in a manner that minimizes risk to the organization.

To achieve these goals, we use a combination of base salary, short-term performance-based bonuses and longer-term incentive compensation that may be weighted to establish the correct mix of overall compensation.

We evaluate our executives’ compensation on an annual basis and make changes accordingly.  In addition to reviewing our executives’ compensation in relation to comparable industry competitors and other companies in our market, we also take into account current economic conditions, the current employment market and financial projections.  As a general matter, we try to target our executive pay at the 50th percentile of companies we believe are in comparable positions and with which we believe we principally compete for executive talent.

Base Salary.  To attract and retain executive officers, we pay our executive officers a base salary at a level we believe is competitive with the companies with which we compete.  The executive’s base salary is the only guaranteed component of annual cash compensation.  In setting these salaries, the Compensation Committee considers the scope of the executive’s responsibilities, unique skill sets and experience, strategic impact to the organization, individual contributions and performance, ability to meet key objectives, market conditions, current compensation compared to peer and competitor companies, and the specific actions and strategic activities of each executive officer.

Performance-Based Bonus Plan.  Our management incentive bonus plan is intended to reward behavior and results that assist the Company in meeting our business and financial goals.  For fiscal 2013, the Board of Directors, on the recommendation of the Compensation Committee, adopted a management incentive bonus plan for our officers and senior management, including our named executive officers, which, in the judgment of the Compensation Committee and the Board of Directors, would facilitate our overall growth and performance and would compensate our management for performance results achieved.  Under the management incentive plan, target bonus opportunities are expressed as a percentage of base salary, with threshold, target and maximum payout opportunities expressed as a percentage of the target award.  No cash bonuses would be paid under the management incentive plan if we did not achieve at least the threshold performance levels.  Mr. McGeachy’s annual incentive bonus was set at a target amount of 75% of base salary and the target bonus for our other executive officers was set at 50% of base salary.  In addition, the agreements underlying the management incentive plan contain certain clawback provisions.

Actual bonus amounts, if any, would vary depending on our performance against the targets established by the Board of Directors.  If we achieved (1) the threshold level, a participant in the management incentive plan would be eligible for 50% of the target bonus; (2) the target level, a participant would be eligible for 100% of the target bonus; and (3) the maximum level, a participant would be eligible for 200% of the target bonus.  Under the management incentive plan, the bonus paid to an individual could be varied up to 20% higher or lower based on a subjective assessment of the individual’s performance and contribution to achieving our performance goals.

The Compensation Committee considered various performance measures for the management incentive plan.  The payout opportunities for fiscal 2013 under the management incentive plan were based 15% on total Company net sales, 45% on total Company profit before tax and 40% on a functional measure based on the individual’s responsibilities within our organization.  For our chief executive officer and chief financial officer, the weighting was 80% profit before tax and 20% net sales.  The performance levels adopted for the management incentive plan were, in the judgment of the Compensation Committee and the Board, set at levels that would encourage high performance and growth for the Company.  Because of the financial difficulties the Company experienced in fiscal 2013, no bonuses were paid with respect to the net revenue or profit before tax components of the fiscal 2013 management incentive plan.

Long-Term Incentive Compensation.  We view the long-term incentive component of our total compensation program as both a retention tool and a mechanism to incentivize our executives.  We use a combination of equity-based compensation and cash for our long-term awards.

The primary component of our long-term incentive program is the performance unit.  Under our long-term incentive program, the performance units are expressed as a dollar amount, with threshold, target and maximum payout opportunities expressed as a percentage of the target award.  Each performance unit has a $1.00 assigned value.  Actual payouts may range anywhere between the threshold and maximum percentages.  No payouts occur under the performance units unless we achieve the minimum threshold performance.  For the fiscal 2013 long-term incentive program, our Board of Directors approved the following payout opportunities for achieving threshold, target and maximum performance:

Executive Officer	Threshold (as a % of Target)	Target Award	Maximum (as a % of Target)
Chief Executive Officer	50%	$350,000	200%

Chief Financial Officer	50%	$100,000	200%

Other Executive Officers	50%	$100,000	200%

The performance period covered by the fiscal 2013 performance units includes the two-year period beginning July 1, 2012 and ending June 30, 2014.  The Compensation Committee and the Board of Directors determined this two-year cycle was appropriate in light of the Company’s financial and operational restructuring efforts.

To support our focus on creating stockholder value, the financial metric approved by the Board for the fiscal 2013 awards to determine whether target performance was achieved was our basic earnings per share, excluding the effects of changes in accounting principles, extraordinary items, and recognized capital gains and losses, as an average over the performance period.  Assuming continued employment, if, at the end of the performance period, at least the threshold performance level has been achieved, the fiscal 2013 performance units vest and, to the extent earned, will be distributed 50% in cash and 50% in phantom shares with a value based off of our common stock, with the number of phantom shares distributed based on the fair market value of our common stock on the date the performance unit award is granted.  The Board may, in its discretion, adjust the operating results to exclude one-time, non-operating items that may occur during the performance period from the computation of basic earnings per share.

Perquisites.  We generally offer a very limited range of perquisites, absent special circumstances.

Retirement Plans.  Our named executive officers participate in our 401(k) plan, which we refer to as the “Employees Investment Plan” in the same manner as our other employees.  Our plan is open to substantially all of our full-time employees.  Eligible employees may contribute up to 35% of their annual compensation, subject to Internal Revenue Service limits, to a 401(k) plan on a pre-tax basis or a Roth 401(k) plan on an after-tax basis.  In accordance with the Safe Harbor 401(k) plan, and upon completion of one year of service, we match 100% of employee contributions up to 3% of compensation and 50% of employee contributions between 3% and 5% of compensation.  The Employees Investment Plan allows participants to direct the investment of both employee and matching employer contributions from a variety of investment alternatives, one of which is our common stock.

Employment, Severance and Change of Control Agreements.  In April 2010, the Company, on the recommendation of the Board and Compensation Committee, entered into two separate agreements with our former President and Chief Executive Officer.  As previously disclosed, Mr. McGeachy resigned from the Company effective September 6, 2013 and the two agreements with Mr. McGeachy described below terminated in accordance with their terms.  The first agreement was a severance agreement, which generally provided that, if Mr. McGeachy’s employment was terminated without “cause” (as defined in the severance agreement), he would have been entitled to certain benefits.  These benefits included:

●	payment of his annual bonus for the fiscal year, pro-rated to the termination date, at the actual level of performance for the year of termination;

●	payment of his base compensation for a period of twenty-four months from the effective date of termination;

●	payment of an amount equal to two times his target annual bonus for the fiscal year in which the termination occurs;

●	vesting of performance units as if he had experienced a termination of service due to retirement;

●	outplacement assistance benefits up to a maximum of $15,000;

●
continued coverage (for Mr. McGeachy and his qualified beneficiaries) under the Company’s group health plan for a period of twenty-four months (unless Mr. McGeachy is eligible to receive coverage under another employer-provided group health plan); and

●
continued coverage under the Company’s life insurance plans for a period of twenty-four months (unless Mr. McGeachy is eligible to receive coverage under another employer-provided life insurance plan).

The severance agreement contained certain restrictive covenants which, if Mr. McGeachy were to receive severance payments, would have prohibited him from soliciting Company employees during such severance period and prohibited him from competing with the Company for the one-year period following termination of employment.  The receipt of any severance payments would have been conditioned on the execution and receipt of a mutual release between the Company and Mr. McGeachy.

In addition, in April 2010 we entered into a separate change of control agreement with Mr. McGeachy.  If a change of control occurred, the benefits provided for under the severance agreement would have been replaced by those in the change of control agreement.  The term of the agreement provided for an initial term to June 30, 2011 and automatic one-year extensions following such date.  The purpose of the change of control agreement was to ensure an orderly transition of leadership in the event of a change of control of the Company and to ensure Mr. McGeachy would not be influenced by his personal situation and would be able to be objective in evaluating any potential change of control transaction.

If, within two years after a change of control occurred, Mr. McGeachy’s employment was terminated, other than as a result of permanent disability or for cause, or he terminated his employment as a result of certain events, he would have been entitled to certain benefits.  These benefits would have included: (1) Mr. McGeachy’s then current base salary through the termination date, any accrued vacation pay and his annual bonus for the then current fiscal year, pro-rated to his termination date, based on the actual level of performance; (2) a lump sum payment equal to two times the sum of his then current base salary plus his target annual bonus for the fiscal year in which his termination occurs; (3) all equity grants of the Company held by Mr. McGeachy would become immediately exercisable, all restrictions thereon would lapse and any equity securities would be fully vested; (4) for the two-year period following termination, Mr. McGeachy and his eligible dependents would continue to receive health care and life insurance coverage, as applicable, provided that such health care benefits will terminate if Mr. McGeachy becomes employed with another employer and is eligible to receive health care coverage under another employer-provided plan; and (5) up to $15,000 in outplacement assistance.  The Company’s obligation to make any payments would have been conditioned on the receipt of a full release from Mr. McGeachy.  All potential payments under the change of control agreement are subject to potential reduction if they would exceed 299% of Mr. McGeachy’s “base amount” (as that term is defined in Section 280G of the Internal Revenue Code).

Each of these agreements terminated upon Mr. McGeachy’s resignation in September 2013.

In addition to the agreements with Mr. McGeachy, in February 2012, the Company entered into severance agreements with each of Mr. McCarten and Mr. Talley.  Under the terms of these agreements, such executives will be entitled to an amount equal to nine months of their annual base compensation if the Company involuntarily terminates their employment without “cause”.  This amount would be paid monthly in accordance with the Company’s regular payroll practices.

In addition, if upon or within one year following the occurrence of a change of control of the Company the Company involuntarily terminates the executive’s employment without cause or the executive voluntarily terminates employment for “good reason”, the executive would be entitled to an amount equal to nine months of his or her annual base compensation plus a pro-rated portion of any incentive compensation, based on actual performance through the termination date, for the portion of the fiscal year prior to the termination date.

For purposes of the severance agreements, “cause” generally includes the executive’s willful misconduct, malfeasance, negligence in the performance or intentional nonperformance of material duties and responsibilities, dishonesty or fraud with respect to the business, reputation or affairs of the Company, misappropriation or embezzlement of funds, conviction of a felony crime or violation of any statutory or common law duty of loyalty to the Company.  “Good reason” generally means a material diminution in the nature or scope of the authorities, powers, functions, responsibilities or duties attached to the executive’s position, a material diminution in base pay, the requirement to relocate more than 50 miles from the executive’s current principal place of work, or the material breach of the severance agreement by the Company.  Each of the severance agreements also contain standard terms, including confidentiality and non-solicitation provisions.  Any payments under the severance agreements are contingent upon the executive signing a general release with respect to the Company.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2013

The following table sets forth certain information concerning outstanding stock options and stock awards, including unvested restricted stock and performance units, at fiscal year-end 2013 for each named executive officer, based on the closing price of our common stock of $0.61 on June 28, 2013.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)				Number of Shares or Units of Stock That Have Not Vested (Restricted Stock) (#)	Market Value of Shares or Units of Stock That Have Not Vested (Restricted Stock) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (Performance Units) (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (Performance Units) ($)(2)
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
N. Roderick McGeachy, III (3)	30,000	0	$5.31	10/01/18	N/A	N/A	0	$0

Robert J. McCarten	8,467	0	$12.33	7/1/13 – 7/1/15	N/A	N/A	0	$0

Chuck Talley	0	0	N/A	N/A	N/A	N/A	0	$0
__________________

(1)
The amounts shown represent outstanding performance units, which vest at the end of the applicable two-year performance cycle and are payable 50% in cash and 50% in shares of our common stock; provided that a portion of these performance units consist of phantom units that vest at the end of our 2013 fiscal year and are expected to be paid in cash but, at the discretion of the Board of Directors, may be satisfied in shares of our common stock.  The number of shares issuable under such performance unit awards is based on the fair market value of our common stock on the date of grant.  The table below sets forth the (a) vesting dates of outstanding performance unit awards; (b) the performance assumptions used to calculate the number of unvested performance units; (c) the grant date fair market value of our common stock on the date of grant; and (d) the number of shares of our common stock issuable upon vesting based on such performance assumptions; provided that certain of these performance units consist phantom units that vest at the end of our 2013 fiscal year and, at the discretion of our Board of Directors, may be satisfied in shares of our common stock but are expected to be paid in cash.  The amounts shown may not be indicative of the actual number of performance units that will vest at the end of the applicable performance cycle.

Name	Number of Performance Units	Vesting Date	Performance Assumption	Grant Date Fair Market Value Per Share	Number of Shares of Common Stock Issuable
N. Roderick McGeachy, III	0	6/30/14	Below Threshold	$1.40	0

Robert J. McCarten	0	6/30/14	Below Threshold	$1.40	0

Chuck Talley	0	6/30/14	Below Threshold	$1.40	0

(2)
The amounts shown represent the aggregate market value of the shares of our common stock issuable plus the cash payable upon vesting of outstanding performance units based on the performance assumptions set forth above.

(3)
As disclosed in our Current Report on Form 8-K, filed with the SEC on August 27, 2013, on August 27, 2013, Mr. McGeachy submitted his resignation as a director, officer and employee of the Company, effective September 6, 2013.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Employment, Severance and Change of Control Agreements

As discussed above, except for the severance agreements with Mr. McCarten and Mr. Talley and the terminated severance and change of control agreements with Mr. McGeachy, we do not maintain any employment, severance or change of control agreements with any other executive officers.  Information regarding potential payments upon termination or a change of control under these agreements can be found under “Executive Compensation - Philosophy and Elements of Our Compensation Program - Employment, Severance and Change of Control Agreements.”

Equity Benefit Plans

In addition to the severance and change of control agreements described above, our two omnibus equity plans and the agreements governing the awards outstanding thereunder as of June 30, 2013 generally provide the benefits described below in the event of an executive officer’s termination of employment with our Company under specified circumstances, including a change of control.

	Restricted Stock Awards	Stock Options	Performance Units
Voluntary Termination	All unvested shares are forfeited	Under the 2002 Omnibus Plan, stock options expire three months following termination or 10 years from the date of grant, whichever occurs first; no acceleration of vesting	Award is forfeited

For Cause Termination	All unvested shares are forfeited	Stock options expire immediately	Award is forfeited

Retirement	All unvested shares are forfeited
Under the 2002 Omnibus Plan, in our Company’s discretion, stock options become immediately exercisable for a period of 36 months from the date of retirement or 10 years from the date of grant, whichever occurs first
Award vests at end of performance cycle, prorated based on length of employment during performance cycle

Involuntary – Not for Cause Termination	All unvested shares are forfeited	Under the 2002 Omnibus Plan, stock options expire three months following termination or 10 years from the date of grant, whichever occurs first; no acceleration of vesting	Award is forfeited

Death or Permanent Disability	All unvested shares are forfeited
Under the 2002 Omnibus Plan, stock options become immediately exercisable for (1) in the case of death, a period of 12 months and, in the case of disability, a period of 36 months, or (2) 10 years from the date of grant, whichever occurs first
Award vests at end of performance cycle, prorated based on length of employment during performance cycle

Change of Control	All restrictions automatically expire	Under the 2002 Omnibus Plan, stock options become immediately exercisable for a period of 60 days following the date of the change of control	100% of the performance units granted vest immediately

A change of control generally includes, among other events, a merger or consolidation of our Company under specified circumstances; a transfer (other than a transfer by way of pledge) of all or substantially all of our assets; the approval by our stockholders of a plan for liquidation or dissolution of our Company; certain changes in the composition of our Board of Directors; the acquisition of beneficial ownership of 20% or more of the voting power of our Company under certain circumstances; and certain bankruptcy proceedings.

Director Compensation

During fiscal 2013, Mr. McGeachy was the only director who was also an employee of our Company.  He did not receive any additional compensation for serving as a director or as Chairman of the Board.  The compensation for our non-employee directors is made up of the components described below.

Annual Retainer.  Our Board, upon the recommendation of the Compensation Committee, approved certain revisions to the structure of the non-employee director compensation for the fiscal year ended June 30, 2013.  The annual cash retainer for our non-employee directors was set at $43,000 to rationalize non-employee director compensation with comparable companies and to attract and retain experienced and qualified members.  Our lead independent director received an additional annual retainer of $10,000 and the chairs of our Audit Committee and Compensation Committee received additional $7,500 annual retainers.

Incentive Awards.  The Tandy Brands Accessories, Inc. 2002 Omnibus Plan (the “2002 Omnibus Plan”), which expired in October 2012, provided for the issuance of incentive stock options, nonqualified stock options, performance units, stock appreciation rights, and restricted stock.  Under the 2002 Omnibus Plan, when a non-employee director was first elected or appointed to the Board, he or she was granted 4,060 shares of restricted stock, or, if the Board so elected, an alternative form of award (other than an incentive stock option) with a value substantially equivalent to the value of such restricted stock.  The 2002 Omnibus Plan also provided that on or about the beginning of each fiscal year, each continuing non-employee director would receive an award of 3,000 shares of restricted stock and any non-employee Chairman (if the non-employee Chairman was previously elected to the Board and continues to serve as a director) would receive an award of 4,200 shares of restricted stock.  If the Board so elected, an alternative form of award (other than an incentive stock option), with a value substantially equivalent to the value of the restricted stock award, could have been granted.  In addition to the foregoing, for fiscal 2013, the Board approved an additional grant of 5,000 shares of restricted stock for non-employee directors in order to partially address the continued reduction in cash compensation, to bring total compensation to a more competitive level and to place an even greater focus on the equity component of the non-employee director compensation.  Equity grants in fiscal 2014 and beyond will be made pursuant to the Company’s 2012 Omnibus Plan which was approved by the Company’s stockholders in October 2012.

Stock Deferral Plan.  Our non-employee directors may elect in writing to defer receipt of all of their annual and committee chair retainer fees and meeting fees under our 1995 Stock Deferral Plan for Non-Employee Directors.  All amounts deferred are credited to an account we maintain in phantom stock units which are equivalent in value to shares of our common stock, based on the average daily closing price of our common stock during the quarter in which the cash amount would otherwise have been paid.

All phantom stock units are fully vested and cannot be forfeited.  Shares of stock equal to the number of phantom stock units are payable in a single distribution at the time specified in the applicable deferral election, so long as that time is not earlier than twelve months following the establishment of a particular phantom stock unit.  We have the option to pay the cash value of the shares underlying the phantom stock units in lieu of issuing such shares.  Phantom stock units for any declared cash dividends that would be payable on a number of shares of our common stock equal to the phantom stock units in a participating director’s account are credited to the account based on the closing price of our common stock on the dividend record date.  Phantom stock units will also be adjusted for stock dividends or other capital adjustments.  In the event we experience a change of control, all phantom stock units will become immediately payable.

We are authorized to issue up to 50,000 shares of our common stock under our stock deferral plan, of which 28,375 shares are still available for issuance.

Other Benefits.  We reimburse our directors for travel, lodging and related expenses they incur in attending Board and committee meetings, and we provide each director with directors’ and officers’ insurance and travel accident insurance.

DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR ENDED JUNE 30, 2013

The following table sets forth the total compensation paid to our non-employee directors for services rendered in all capacities to our Company during the fiscal year ended June 30, 2013.

Name	Fees Earned or Paid in Cash($)	Stock Awards (Restricted Stock) ($)		Total ($)
Roger R. Hemminghaus	$53,000	$11,440	(1)	$64,440
Lisbeth R. McNabb	$50,500	$11,440	(1)	$61,940
Colombe M. Nicholas	$50,500	$11,440	(1)	$61,940
William D. Summitt	$43,000	$11,440	(1)	$54,440
__________________

(1)
The amounts shown represent the grant date fair value of the restricted stock award granted to each non-employee director under the 2002 Omnibus Plan on July 2, 2012 (8,000 shares) (prior to any assumed forfeitures relating to service-based vesting conditions, where applicable), in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.  Assumptions used in calculating these amounts are described in Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

The following table sets forth the number of shares underlying outstanding restricted stock awards and stock options held by each non-employee director as of June 30, 2013. The exercise prices for such outstanding stock options range from $11.70 to $15.60.

	Number Outstanding at June 30, 2013
Name	Shares of Restricted Stock	Stock Options
Roger R. Hemminghaus	13,641	5,300
Lisbeth R. McNabb	10,707	0
Colombe M. Nicholas	13,641	5,300
William D. Summitt	13,641	0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Stock Ownership of Five Percent or Greater Stockholders

Unless otherwise indicated, the following table sets forth information as of October 23, 2013, with respect to the shares of our common stock beneficially owned by each person known to us to be the beneficial owner of more than 5% of our common stock.  As of October 23, 2013, 7,161,713 shares of our common stock were issued and outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Ownership
Globis Capital Partners 805 Third Avenue, 15th Floor New York, New York 10022	427,459	(2)	5.97%

Aegis Financial Corporation Scott L. Barbee 1100 North Glebe Road, Suite 1040 Arlington, Virginia 22201	392,118	(3)	5.48%

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	480,950	(4)	6.72%

J.S.B. Jenkins 5101 Forest Lake Ct. Arlington, Texas 76017	437,546	(5)	6.11%

Chiang Chih-Chiang Flat A 14, 4/F., Proficient Ind. Centre 6 Wang Kwun Rd., Kowloon Bay Kowloon Hong Kong	719,105	(6)	10.04%
__________________

(1)
Shares are deemed to be “beneficially owned” by a person if such person, directly or indirectly, has or shares (a) voting power with respect to such shares, including the power to vote or to direct the voting of such shares; or (b) investment power with respect to such shares, including the power to dispose or to direct the disposition of such shares.  In addition, a person is deemed to be the beneficial owner of shares if such person has the right to acquire beneficial ownership of such shares within 60 days.

(2)	Based on a Schedule 13G/A filed on February 14, 2013.

(3)	Based on a Schedule 13G/A filed on February 14, 2013.

(4)	Based on a Schedule 13G/A filed on February 11, 2013.

(5)	Includes 437,546 shares held of record but does not include 47,119 shares held by certain irrevocable family trusts in which Mr. Jenkins has no beneficial interest.

(6)	Based on a Schedule 13G/A filed on April 19, 2012.

Stock Ownership of Our Directors and Executive Officers

Unless otherwise indicated, the following table sets forth information as of October 23, 2013, with respect to the shares of our common stock beneficially owned by each of our directors, our named executive officers, and our directors, named executive officers and other executive officers as a group.  As of October 23, 2013, 7,161,713 shares of our common stock were issued and outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Ownership
Roger R. Hemminghaus	84,230	(2)	1.17%
Colombe M. Nicholas	55,693	(3)	*
Lisbeth R. McNabb	20,060		*
William D. Summitt	208,812	(4)	2.92%
Robert J. McCarten	30,043	(5)	*
Chuck Talley	57,663	(6)	*
N. Roderick McGeachy, III	62,257	(7)	*
All directors, named executive officers and other executive officers as a group (7 persons)	518,758	(8)	7.20%
__________________

*	Represents less than 1%.

(1)
Shares are deemed to be “beneficially owned” by a person if such person, directly or indirectly, has or shares (a) voting power with respect to such shares, including the power to vote or to direct the voting of such shares; or (b) investment power with respect to such shares, including the power to dispose or to direct the disposition of such shares.  In addition, a person is deemed to be the beneficial owner of shares if such person has the right to acquire beneficial ownership of such shares within 60 days.  Directors and officers have sole voting and investment power with respect to the shares shown unless otherwise indicated below.

(2)
Includes 54,483 shares held of record, 3,800 shares subject to stock options exercisable within 60 days and 25,947 shares attributable to ownership of phantom stock units held under our 1995 Stock Deferral Plan for Non-Employee Directors.

(3)	Includes 51,893 shares held of record and 3,800 shares subject to stock options exercisable within 60 days.

(4)
Includes 75,128 shares held of record and 133,684 shares held by Golconda Capital Portfolio, L.P.  Mr. Summitt is the Managing Member of Golconda Capital Management, LLC, the general partner of Golconda Capital Portfolio, L.P.

(5)	Includes 22,576 shares held of record and 7,467 shares subject to stock options exercisable within 60 days.

(6)	Includes 24,659 shares held directly, 22,592 shares held by his spouse or spouse’s retirement plan and approximately 10,412 shares held indirectly through our 401(k) plan.

(7)
Includes 59,025 shares held directly and approximately 3,232 shares held indirectly through our 401(k) plan.  As disclosed in our Current Report on Form 8-K, filed with the SEC on August 27, 2013, on August 27, 2013, Mr. McGeachy submitted his resignation as a director, officer and employee of the Company, effective September 6, 2013.

(8)
Includes 464,100 shares held of record, 15,067 shares subject to stock options exercisable within 60 days, approximately 13,644 shares held indirectly through our 401(k) Plan, and 25,947 shares attributable to phantom stock units held under our 1995 Stock Deferral Plan for Non-Employee Directors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons.  We have established a written policy regarding commercial transactions with related parties.  This policy assists us in identifying, reviewing, monitoring and, as necessary, approving transactions with related parties.  The policy requires that any transaction, or series of transactions, with related parties, in excess of $75,000, in which the related party has, had or will have a direct or indirect interest, be presented to our Audit Committee for approval.  We have established a threshold which is lower than that required by SEC rules to ensure all material potential related party transactions are identified.

Our related party transaction policy covers transactions between our Company and any (1) current director, officer, or nominee to become a director, or any person who held such a position during the prior fiscal year; (2) any person who we know to be the beneficial owner of more than 5% of our common stock; (3) any immediate family member of the foregoing; and (4) any firm, corporation or other entity in which any of the foregoing persons is employed, is a partner or principal, or in which such person has a 10% or greater beneficial ownership interest.  The policy does not apply to employment relationships with our Company where the related compensation is reported pursuant to applicable SEC rules or to transactions where all stockholders receive the same proportional benefits.

In determining whether to approve or ratify a related party transaction, the Audit Committee will take into account all relevant facts and circumstances, including:

•	the benefits to our Company;

•	the impact on the independence of a member of our Board of Directors;

•	the availability of other sources for comparable products or services;

•	the terms of the transaction, including whether the terms are no less favorable than those generally available to unaffiliated third-parties in similar circumstances; and

•	the terms available to unrelated third parties or to employees generally.

Supply Agreement with Affiliate of Shareholder.

During fiscal 2013 and 2012, we purchased $3.4 million and $4.3 million, respectively of accessories inventory from an entity affiliated with Chiang Chih-Chiang, a passive shareholder of the Company.  At June 30, 2013 and 2012, the amount due to the passive shareholder for inventory purchases was $922,000 and $290,000, respectively.  These amounts were included in the accounts payable line on the consolidated balance sheets contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  Although it is likely that we will continue our purchasing relationship with this existing shareholder, we believe there are numerous sources of products available at similar terms and conditions, and we do not believe the success of our operations is dependent on this or any one or more of our present suppliers.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Grant Thornton LLP is an internationally recognized registered public accounting firm.  We retained Grant Thornton effective as of May 16, 2011.  In addition to retaining Grant Thornton to audit our financial statements, we engage the firm to review our quarterly filings with the SEC and, from time to time, to perform other services.

The following table sets forth the fees billed for professional services performed by Grant Thornton for the fiscal year ended June 30, 2013 and 2012.

	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2012
Audit Fees(1)	$298,348	$246,900
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
Total Fees	$298,348	$246,900

(1)
These amounts represent fees of Grant Thornton for the audit of our annual consolidated financial statements, the review of financial statements included in our quarterly Form 10-Q reports, and similar engagements for the fiscal year such as consents and review of documents filed with the SEC.

The Audit Committee has adopted procedures for pre-approving all audit and permissible non-audit services to be performed by our independent auditor (the “Policy”).  The Policy provides that our independent auditor may not perform any audit, audit-related, tax or other services for our Company, unless: (1) the service has been pre-approved by the Audit Committee; or (2) we engaged the independent auditor to perform the service pursuant to the pre-approval provisions of the Policy.  As provided in the Policy, the Audit Committee has granted general pre-approval of certain services to be performed by the independent auditor subject to maximum fee levels for each category of service.  The Audit Committee amends and/or supplements these service categories on a periodic basis and establishes the appropriate fee level annually.

The Audit Committee has authorized the Audit Committee Chairman or any of its other members to pre-approve audit and permissible non-audit services that are consistent with the SEC’s rules on auditor independence up to $25,000 per engagement.  The full Audit Committee must approve engagements that exceed $25,000.  The Audit Committee members report any pre-approval decisions under these procedures to the full Audit Committee at its next regularly scheduled meeting.

All requests for services to be provided by the independent auditor that do not require specific approval by the Audit Committee are submitted to our Chief Financial Officer and must include a detailed description of the services to be rendered.  Our Chief Financial Officer determines whether such services are included within the list of services that have received the Audit Committee’s general pre-approval.  The Audit Committee is informed on a timely basis of any such services rendered by the independent auditor.

At each Audit Committee meeting, the Company’s independent auditor and management provide the Audit Committee with a quarterly reconciliation of pre-approved audit fees versus audit fees that were actually incurred by category of pre-approved services.  The Chief Financial Officer has discretion to pre-approve overruns of up to 10% of total fees pre-approved by the Audit Committee, excluding expenses, for one or more of the pre-approved service categories.  Any new service or project requires pre-approval by the Audit Committee in accordance with the Policy.  The Chief Financial Officer reports any pre-approval decisions under this procedure to the Audit Committee at its next scheduled meeting.

All services provided by and all fees paid to Grant Thornton in fiscal 2013 were pre-approved by the Audit Committee in accordance with the Policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC.
(Registrant)

/s/ Roger R. Hemminghaus
Roger R. Hemminghaus
Chief Executive Officer
Date: October 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Roger R. Hemminghaus	Director, Chairman of the Board,	October 25, 2013
Roger R. Hemminghaus	and Chief Executive Officer (principal executive officer)
/s/Lisbeth R. McNabb	Director	October 25, 2013
Lisbeth R. McNabb
/s/Colombe M. Nicholas	Director	October 25, 2013
Colombe M. Nicholas
/s/William D. Summitt	Director	October 25, 2013
William D. Summitt
/s/Joseph C. Talley	Chief Financial Officer	October 25, 2013
Joseph C. Talley	(principal financial and accounting officer )

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

			Incorporated by Reference (if applicable)
		Exhibit Number and Description	Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws

	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1

	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1

	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01

	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2

	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	0-18927	3.1

	4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011	10-K/A	4/19/12	0-18927	4.8

	4.4	Amendment No. 1 to Credit Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of January 20, 2012	10-Q	2/10/12	0-18927	4.9

	4.5	Amendment No. 2 to Credit and Security Agreement dated as of August 25, 2011 and Waiver by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 11, 2012	10-Q	5/14/12	0-18927	4.5

	4.6	Amendment No. 3 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of June 5, 2012	10-K	9/4/12	0-18927	4.11

	4.7	Amendment No. 4 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 9, 2012	10-K	9/4/12	0-18927	4.12

	4.8	Amendment No. 5 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 29, 2012	10-K	9/4/12	0-18927	4.13

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

4.9	Amendment No. 6 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of November 12, 2012	10-Q	11/14/12	0-18927	4.9

4.10	Amendment No. 7 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of April 11, 2013	10-Q	4/17/13	0-18927	4.10

4.11	Amendment No. 8 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 30, 2013	10-K	9/27/13	0-18927	4.11

4.12	Amendment No. 9 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of June 28, 2013	10-K	9/27/13	0-18927	4.12

4.13	Credit Agreement by and among Tandy Brands Accessories, Inc., H.A. Sheldon Canada, Ltd., TBAC Investment Trust, and Salus Capital Partners LLC dated as of July 24, 2013	10-K	9/27/13	0-18927	4.13

4.14	Master Agreement by and between Tandy Brands Accessories, Inc. and EPK Financial Corporation, d/b/a King Trade Capital, dated as of July 24, 2013	10-K	9/27/13	0-18927	4.14

4.15	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 23, 2013 to Eddie Bauer Licensing Services Inc.	10-K	9/27/13	0-18927	4.15

4.16	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 23, 2013 to totes ISOTONER Corporation	10-K	9/27/13	0-18927	4.16

4.17	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 17, 2013 to Ocean Ken International Limited	10-K	9/27/13	0-18927	4.17

4.18	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 18, 2013 Ample Sources Industries Limited	10-K	9/27/13	0-18927	4.18

4.19	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 22, 2013 Best Development Company (Hong Kong) Limited	10-K	9/27/13	0-18927	4.19

			Incorporated by Reference (if applicable)
		Exhibit Number and Description	Form	Date	File No.	Exhibit

	4.20	Amendment No. 1 to Credit Agreement dated as of July 24, 2013 by and among Tandy Brands Accessories, Inc., H.A. Sheldon Canada, Ltd., TBAC Investment Trust, and Salus Capital Partners LLC dated as of September 26, 2013	10-K	9/27/13	0-18927	4.20

(10)	Material Contracts

	10.1	Form of Indemnification Agreement between Tandy Brands Accessories, Inc. and certain of its Directors	S-1	12/17/90	33-37588	10.16

	10.2	Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan for Non-Employee Directors*	S-8	2/10/94	33-75114	28.1

	10.3	Amendment No. 4 to the Tandy Brands Accessories, Inc. Nonqualified Formula Stock Option Plan For Non-Employee Directors*	10-Q	5/10/02	0-18927	10.39

	10.4	Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	S-8	6/03/96	333-08579	99.1

	10.5	Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-Q	11/12/02	0-18927	10.24

	10.6	Form of Non-Employee Director Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.39

	10.7	Form of Employee Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.40

	10.8	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.41

	10.9	Form of Employee Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/23/04	0-18927	10.42

	10.10	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors*	10-K	9/22/06	0-18927	10.35

	10.11	Amendment No. 1 to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan*	10-K	9/21/07	0-18927	10.38

	10.12	Nonqualified Stock Option Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan with N. Roderick McGeachy, III dated October 1, 2008*	10-Q	11/10/08	0-18927	10.2

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

10.13	Amendment No. 2 to the Tandy Brands Accessories, Inc. 1995 Stock Deferral Plan for Non-Employee Directors dated December 31, 2008*	10-Q	2/4/09	0-18927	10.2

10.14	Form of Tandy Brands Accessories, Inc. 2014 Performance Unit Award Agreement*	10-K	9/27/13	0-18927	10.14

10.15	Summary of Fiscal 2013 Management Incentive Plan for Tandy Brands Accessories, Inc.*	8-K	7/2/12	0-18927	10.1

10.16	Summary of 2013 Long-Term Incentive Program for Tandy Brands Accessories, Inc.*	8-K	7/2/12	0-18927	10.2

10.17	Agreement to Provide Severance Pay by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III dated as of April 22, 2010*	10-Q	5/13/10	0-18927	10.1

10.18	Change of Control Agreement by and between Tandy Brands Accessories, Inc. and N. Roderick McGeachy, III dated as of April 22, 2010*	10-Q	5/13/10	0-18927	10.2

10.19	Industrial Lease Agreement between Pinnacle Industrial Center Limited Partnership, as Landlord, and Tandy Brands Accessories, Inc., as Tenant, dated September 24, 1999; First Amendment to Industrial Lease Agreement dated January 5, 2000; Second Amendment to Industrial Lease Agreement with Pinnacle Industrial Dallas, Inc. dated September 4, 2003; Third Amendment to Industrial Lease Agreement dated August 24, 2009 with The Realty Associates Fund VII, L.P.; Fourth Amendment to Industrial Lease Agreement dated October 6, 2009	10-K	8/26/10	0-18927	10.32

10.20	Form of Tandy Brands Accessories, Inc. Fiscal 2011 Performance Unit Award Agreement*	10-K	8/26/10	0-18927	10.33

10.21	Form of Tandy Brands Accessories, Inc. Fiscal 2012 Performance Unit Award Agreement*	10-K	9/1/11	0-18927	10.34

10.22	Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011	10-K/A	4/19/12	0-18927	4.8

10.23	Amendment No. 1 to Credit Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of January 20, 2012	10-Q	2/10/12	0-18927	4.9

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

10.24	Amendment No. 2 to Credit and Security Agreement dated as of August 25, 2011 and Waiver by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 11, 2012	10-Q	5/14/12	0-18927	4.5

10.25	Amendment No. 3 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of June 5, 2012	10-K	9/4/12	0-18927	4.11

10.26	Amendment No. 4 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 9, 2012	10-K	9/4/12	0-18927	4.12

10.27	Amendment No. 5 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 29, 2012	10-K	9/4/12	0-18927	4.13

10.28	Amendment No. 6 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of November 12, 2012	10-Q	11/14/12	0-18927	4.9

10.29	Amendment No. 7 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of April 11, 2013	10-Q	4/17/13	0-18927	4.10

10.30	Amendment No. 8 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 30, 2013	10-K	9/27/13	0-18927	10.30

10.31	Amendment No. 9 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of June 28, 2013	10-K	9/27/13	0-18927	10.31

10.32	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2002 Omnibus Plan (2011)*	10-K	9/1/11	0-18927	10.39

10.33	Form of Non-Employee Director Restricted Stock Award Agreement pursuant to the Tandy Brands Accessories, Inc. 2012 Omnibus Plan*	10-K	9/27/13	0-18927	10.33

10.34	Severance Pay Agreement between Robert J. McCarten and Tandy Brands Accessories, Inc., effective February 20, 2012*	10/K	9/4/12	0-18927	10.39

10.35	Severance Pay Agreement between Joseph C. Talley and Tandy Brands Accessories, Inc., effective February 20, 2012*	10-K	9/4/12	0-18927	10.41

		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

10.36	Credit Agreement by and among Tandy Brands Accessories, Inc., H.A. Sheldon Canada, Ltd., TBAC Investment Trust, and Salus Capital Partners LLC dated as of July 24, 2013	10-K	9/27/13	0-18927	10.36

10.37	Master Agreement by and between Tandy Brands Accessories, Inc. and EPK Financial Corporation, d/b/a King Trade Capital, dated as of July 24, 2013	10-K	9/27/13	0-18927	10.37

10.38	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 23, 2013 to Eddie Bauer Licensing Services Inc.	10-K	9/27/13	0-18927	10.38

10.39	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 23, 2013 to totes ISOTONER Corporation	10-K	9/27/13	0-18927	10.39

10.40	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 17, 2013 to Ocean Ken International Limited	10-K	9/27/13	0-18927	10.40

10.41	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 18, 2013 Ample Sources Industries Limited	10-K	9/27/13	0-18927	10.41

10.42	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 22, 2013 Best Development Company (Hong Kong) Limited	10-K	9/27/13	0-18927	10.42

10.43	Amendment No. 1 to Credit Agreement dated as of July 24, 2013 by and among Tandy Brands Accessories, Inc., H.A. Sheldon Canada, Ltd., TBAC Investment Trust, and Salus Capital Partners LLC dated as of September 26, 2013	10-K	9/27/13	0-18927	10.43

Incorporated by Reference (if applicable)
	Exhibit Number and Description		Form	Date	File No.	Exhibit

(21)	Subsidiaries of the Registrant

	21.1	List of Subsidiaries	10-K	9/27/13	0-18927	21.1

(23)	Consents of Experts and Counsel

	23.1	Consent of Grant Thornton LLP	10-K	9/27/13	0-18927	23.1

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Principal Executive Officer)**	N/A	N/A	N/A	N/A

	31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Principal Financial Officer)**	N/A	N/A	N/A	N/A

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications (Principal Executive Officer and Principal Financial Officer)**	N/A	N/A	N/A	N/A

(101)	Interactive Data Files

		101.INS XBRL Instance	10-K	9/27/13	0-18927	101.INS

		101.SCH XBRL Taxonomy Extension Schema	10-K	9/27/13	0-18927	101.SCH

		101.CAL XBRL Taxonomy Extension Calculation	10-K	9/27/13	0-18927	101.CAL

		101.LAB XBRL Taxonomy Extension Labels	10-K	9/27/13	0-18927	101.LAB

		101.PRE XBRL Taxonomy Extension Presentation	10-K	9/27/13	0-18927	101.PRE

		101.DEF XBRL Taxonomy Extension Definition	10-K	9/27/13	0-18927	101.DEF

*	Management contract or compensatory plan
**	Filed herewith