Form 10-Q
period 2013-09-30
TANDY BRANDS ACCESSORIES INC
filed 2013-11-14
CIK 869487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15(d)
of the Securities Exchange Act of 1934
____________________

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes     [x] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
Class	Number of shares outstanding at November 12, 2013
Common stock, $1.00 par value	7,161,713

References in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company” refer to Tandy Brands Accessories, Inc. and its subsidiaries unless the context requires otherwise.

This Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances are forward-looking statements.  We have based these forward-looking statements on our current expectations about future events, estimates and projections about the industry in which we operate.  These statements are not guarantees of future performance.  Our actual results may differ materially from those suggested by these forward-looking statements as a result of a number of known and unknown risks and uncertainties that are difficult to predict including, without limitation, our ability to successfully capitalize on our restructuring initiatives, our ability to return to profitability, our ability to service our debt, our ability to comply with covenants contained in our financing arrangements, the current default under our senior credit agreement, general economic and business conditions, competition in the accessories and gifts markets, acceptance of our product offerings and designs, issues relating to distribution, the termination or non-renewal of our material licenses, our ability to maintain proper inventory levels, a significant decrease in business from or loss of any of our major customers or programs, and others identified under “Risk Factors”  included in our 2013 Annual Report on Form 10-K.  Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements.  The forward-looking statements included in this report are made only as of the date hereof.   Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, we do not undertake, and specifically decline, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Operations and Comprehensive Loss
(in thousands except per share amounts)

	Three Months Ended September 30
	2013	2012
Net sales	$19,919	$25,871
Cost of goods sold	14,380	17,692
Gross margin	5,539	8,179
Selling, general and administrative expenses	5,093	8,854
Depreciation and amortization	347	483
Total operating expenses	5,440	9,337
Operating income (loss)	99	(1,158)
Interest expense	(1,133)	(292)
Other (expense) income	(6)	36
Loss before income taxes	(1,040)	(1,414)
Income tax benefit	(82)	(129)
Net loss	$(958)	$(1,285)
Other comprehensive income (loss):
Currency translation adjustments	86	229
Total comprehensive loss	$(872)	$(1,056)
Loss per share:
Basic	$(0.13)	$(0.18)
Diluted	$(0.13)	$(0.18)
Weighted average common shares outstanding:
Basic	7,161	7,134
Diluted	7,161	7,134

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands)

	September 30 2013	June 30 2013	September 30 2012
Assets
Current assets:
Cash and cash equivalents	$677	$518	$176
Accounts receivable, net	6,407	4,605	11,703
Inventories, net	31,048	21,361	49,943
Inventory deposits	346	837	1,029
Other current assets	2,177	1,757	3,093
Total current assets	40,655	29,078	65,944
Property and equipment, net	4,146	4,373	5,439
Other assets:
Intangibles	989	1,100	3,936
Other assets	1,704	625	893
Total other assets	2,693	1,725	4,829
	$47,494	$35,176	$76,212
Liabilities And Stockholders' Equity
Current liabilities:
Accounts payable	$6,725	$9,294	$18,907
Accrued compensation	906	776	1,174
Accrued expenses	1,655	2,204	1,623
Accrued restructuring charges	1,105	2,086	-
Senior credit facility and term loan	15,097	9,058	24,380
Purchase order financing facility	2,157	-	-
Notes payable - current	1,072	-	-
Total current liabilities	28,717	23,418	46,084
Other liabilities:
Notes payable - non-current	7,905	-	-
Other liabilities	4,113	4,150	4,218
Total other liabilities	12,018	4,150	4,218

Stockholders' equity:
Preferred stock, $1.00 par value, 1,000 shares authorized, none issued	-	-	-
Common stock, $1.00 par value, 10,000 shares authorized, 7,162 shares, 7,130 shares and 7,134 shares issued and outstanding, respectively	7,162	7,130	7,134
Additional paid-in capital	34,132	34,141	34,148
Accumulated deficit	(36,105)	(35,147)	(17,255)
Other comprehensive income	1,570	1,484	1,883
Total stockholders' equity	6,759	7,608	25,910
	$47,494	$35,176	$76,212

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tandy Brands Accessories, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Cash Flows
(in thousands)

	Three Months Ended September 30
	2013	2012
Cash flows used for operating activities:
Net loss	$(958)	$(1,285)
Adjustments to reconcile net loss to net cash used for operating activities:
Deferred income taxes	2	(21)
Doubtful accounts receivable provision	2	10
Depreciation and amortization	409	547
Stock compensation expense	22	51
Amortization of debt costs	136	31
Other	-	(37)
Changes in assets and liabilities:
Accounts receivable	(1,792)	(4,626)
Inventories	(9,641)	(21,075)
Other assets	(1,621)	(381)
Inventory deposits	491	6,078
Accounts payable	6,403	7,958
Accrued expenses and restructuring charges	(1,444)	(196)
Net cash used for operating activities	(7,991)	(12,946)
Cash flows used for investing activities:
Purchases of property and equipment	(70)	(325)
Sales of property and equipment	-	208
Net cash used for investing activities	(70)	(117)
Cash flows provided by financing activities:
Change in cash overdrafts	-	374
Borrowings under purchase order financing facility	2,742	-
Repayments under purchase order financing facility	(585)	-
Net borrowings under senior credit facility	6,039	12,570
Net cash provided by financing activities	8,196	12,944
Effect of exchange-rate changes on cash and cash equivalents	24	78
Net increase (decrease) in cash and cash equivalents	159	(41)
Cash and cash equivalents beginning of year	518	217
Cash and cash equivalents end of period	$677	$176
Supplemental disclosure of non-cash financing activities:
Conversion of accounts payable to subordinated notes payable	$8,977	$-

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

The accompanying unaudited financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  We have incurred net losses over the past two fiscal years and we have an accumulated deficit. Our financial results and liquidity forecasts were negatively impacted by lower than expected consumer point-of-sale purchases and retailer promotional activity in December 2012 in our gifts segment, which was markedly higher than both our expectations and historical levels.  These factors raise substantial doubt about our ability to continue as a going concern and our independent registered public accounting firm included an explanatory paragraph in its audit report contained in our Form 10-K for the fiscal year ended June 30, 2013 that expresses doubt as to our ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The preparation of our unaudited consolidated financial statements requires the use of estimates that affect the reported value of assets, liabilities, revenues, and expenses.  These estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our conclusions.  We continually evaluate the information used to make these estimates as the business and economic environment change, including evaluation of events subsequent to the end of the quarter through the financial statements issuance date.  Actual results may differ from these estimates under different assumptions or conditions.  Such differences could have a material impact on our future financial position, results of operations, and cash flows.

The consolidated balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year.  Sales and operating results for the first three months of fiscal 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

Note 2 - Fair Value Measurements

We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or inputs that are unobservable and significant to the fair value measurement (Level 3 inputs).  Our financial instruments consist primarily of cash, trade receivables and payables, and our credit facility.  The carrying values of cash and trade receivables and payables are considered to be representative of their respective fair values.  Our credit facility, which was entered into effective July 24, 2013 (and most recently amended September 26, 2013), bears interest at floating market interest rates; therefore, we believe the fair value of amounts borrowed approximates the carrying value.  At September 30, 2013, June 30, 2013 and September 30, 2012, no other material financial assets or liabilities were measured at fair value.

Note 3 – Restructuring Plan

During third quarter of fiscal 2013, the Board of Directors (the “Board”) approved the Restructuring plan pursuant to which we reduced the complexity of our business through paring down the customer base we serve, focusing on the most profitable belts, small leather goods, and gifts products, streamlining our operations and further reducing operating expenses.

The primary components of the Restructuring included:  (1) eliminating unprofitable products; (2) reducing the amount of risk in our gifts business; (3) reducing corporate and distribution employee headcount; (4) closing or downsizing four facilities; (5) outsourcing and relocating our gifts distribution facility from Dallas to a third-party provider in California; and (6) exiting development efforts and accelerating recognition of future expenses associated with non-core brands.

The following table presents the movement in the severance liability and other restructuring costs (in thousands):

	Severance	Other	Total
Accrued restructuring charges, June 30, 2013	$299	$1,787	$2,086
Charges	-	(524)	(524)
Cash spent	(290)	(167)	(457)
Accrued restructuring charges, September 30, 2013	$9	$1,096	$1,105

In connection with Restructuring we ceased development and marketing of gifts under the Sharper Image® license and recognized all future obligations ($0.9 million) as set forth in the original license agreement.  In August 2013, we entered into a settlement agreement for the Sharper Image® license in which we would pay $0.4 million to settle all remaining contractual obligations and terminate the license.  As a result of this settlement, we reversed $0.5 million of previously accrued restructuring charges during the first quarter of fiscal 2014.

Note 4 - Business Segment Information

We sell our products through all major retail distribution channels throughout North America, including, without limitation, mass merchants, national chain stores, department stores, specialty stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.  Our business segments are based on product categories: (1) accessories, which include belts and small leather goods, and (2) gifts.  Each segment is measured by management based on income consisting of net sales less cost of goods sold, product distribution expenses, and royalties utilizing accounting policies consistent in all material respects with those described in Note 2 of the notes to consolidated financial statements included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  No inter-segment revenue is recorded.  Assets, related depreciation and amortization, and selling, general and administrative expenses are not allocated to the segments.

The following table presents operating information by segment and reconciliation of segment operating income to our consolidated operating income (loss) (in thousands):

	Three Months Ended September 30
	2013	2012
Net sales:
Accessories	$17,665	$19,988
Gifts	2,254	5,883
	$19,919	$25,871
Segment operating income:
Accessories	$3,075	$4,266
Gifts	132	121
	3,207	4,387
Selling, general and administrative expenses	(2,761)	(5,062)
Depreciation and amortization	(347)	(483)
Operating income (loss)	$99	$(1,158)

Note 5 - Borrowings

Effective July 24, 2013, we along with our subsidiaries, (1) H. A. Sheldon Canada, Ltd. (“HA Sheldon”) and (2) TBAC Investment Trust, a Pennsylvania business trust (“TBAC Trust”), each as guarantors, entered into a new credit agreement (the “Credit Agreement”) with Salus Capital Partners, LLC, as lender, administrative agent and collateral agent (“Salus”).  The Credit Agreement provides for senior financing in an aggregate principal amount of up to $29.0 million at any one time outstanding.  The facility is comprised of a revolving credit facility in the amount of $27.5 million and a first-in, last-out term loan facility in the amount of $1.5 million, and expires in July 2015 (the “Credit Facility”).  Under the Credit Facility, borrowings bear interest at either 0.75% per annum or the rate per annum for LIBOR as published for an interest period of thirty days, plus (i) 8.50% with respect to the revolver, and (ii) 11.25% with respect to the term loan.  At September 30, 2013, we had outstanding borrowings under the revolving credit facility in the amount of $13.6 million.  At November 11, 2013, we had $3.8 million in borrowing availability under the credit facility after accounting for the $900,000 minimum excess availability requirement.

The Credit Facility is guaranteed by HA Sheldon and TBAC Trust and is secured by a first priority lien on substantially all of our assets, excluding certain goods and related accounts receivable financed pursuant to the King Trade Facility (see “King Trade Facility” below), for which Salus will have a second priority lien.  The Credit Facility contains covenants which establish minimum consolidated EBITDA requirements, account concentration limitations, budgeted expenses and accounts payable to inventory ratios.  The Credit Facility also permits Salus, as agent, to establish reserves with respect to inventory, availability, real estate and accounts receivable in determining the borrowing base under the Credit Agreement.  The borrowing base is generally determined by calculating (i) the cost of eligible finished goods inventory, net of reserves, multiplied by the product of the applicable appraisal percentage multiplied by the appraised value of eligible finished goods, plus (ii) the lesser of (a) the cost of eligible piece goods inventory, net of reserves, multiplied by the product of the applicable appraisal percentage multiplied by the appraised value of eligible piece goods inventory, or (b) the costs of eligible piece goods inventory, net of reserves, multiplied by the applicable advance rate, plus (iii) the applicable receivables advance rate multiplied by the face amount of eligible trade receivables, net of applicable reserves, plus (iv) the applicable real estate advance rate multiplied by the appraised value of eligible real estate.  The following amounts are then subtracted from that calculation: the reserve for the term loan, an availability block of $900,000, and the amount of any other availability reserves deemed applicable by the agent in certain circumstances.

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

On September 26, 2013 we, along with our subsidiaries, H.A. Sheldon Canada, Ltd. and TBAC Investment Trust, and our senior lender Salus Capital Partners LLC, entered into a First Amendment to the Credit Agreement (the “Amendment”).  Pursuant to the Amendment, our senior lender formally waived the going concern qualification in the audit report as an event of default, our failure to satisfy a minimum availability requirement for certain weeks, and extended the time period to deliver certain post-close deliverables.

As of November 14, 2013, we were in violation of certain provisions contained in the Credit Agreement, including the covenant relating to satisfaction of minimum availability targets and certain disbursement and shipment requirements for certain weeks.  These violations were primarily a result of the delays in gifts shipments and payments resulting from the effects of Typhoon Fitow, which impacted several of our suppliers in Asia.

Our senior lender has not, as of the date of this report, accelerated the indebtedness and continues to advance funds.  However, the senior lender may, in accordance with the terms of our Credit Agreement, exercise any available remedies under the credit agreement while we are in default and could refuse to continue to advance funds.  In the event the senior lender refuses to advance funds or accelerates the indebtedness, we do not believe the Company has sufficient liquidity and capital resources to repay the debt and continue normal operations.  In such an event, there can be no assurance that we would be successful in obtaining additional capital resources or that we would have sufficient liquidity and capital resources to meet future financial obligations.  The Company is currently in discussions with the senior lender concerning the default under the Credit Agreement.  If we are unable to obtain a waiver of the default or a modification of the terms of the credit agreement, restructure our finances or if the senior lender refuses to advance funds, the Company may need to restructure, sell assets, explore a potential bankruptcy filing or explore other alternatives.

Effective July 24, 2013, we also entered into a Master Agreement (“Master Agreement”) with EPK Financial Corporation, d/b/a King Trade Capital (“King Trade”) that provides for a purchase and sale facility (the “King Trade Facility”).  This facility provides us with additional financing to purchase certain inventory related to our holiday 2013 seasonal gifts business using purchase orders as eligible collateral.

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

The Master Agreement contains representations and warranties and covenants that are customary for such financing arrangements.  The maximum aggregate amount permitted to be outstanding under the King Trade Facility is $11.5 million, unless King Trade otherwise agrees.  The amounts payable under the King Trade Facility bear interest at varying rates (from 17% to 19%, annualized) which depend primarily on the length of time such amounts are outstanding, the amount advanced for each transaction and the aggregate of all amounts advanced. At September 30, 2013, we had outstanding borrowings of $2.2 million.

In connection with the entry into these credit arrangements, we also entered into agreements with two significant licensors and three significant vendors to address outstanding accounts payable owed to these parties. Generally, the arrangements with these parties consist of the agreement (i) to pay a portion of the outstanding amount owed within specified time periods following the closing of the Credit Facility, and (ii) to pay the remainder of the outstanding amounts pursuant to unsecured, subordinated promissory notes. The aggregate amount financed through the use of the unsecured, subordinated promissory notes is $9.0 million and such notes bear interest at varying interest rates. Although the individual notes contain varying payment terms, the final principal and interest under such notes is due either July 15, 2014 or July 15, 2015.

Note 6 - Long-Term Incentive Awards

During the first quarter of fiscal 2014, we issued 815,000 performance units comprised 50% of cash and 50% of phantom shares of our common stock, to certain employees.  Each unit has a $1.00 assigned value and the number of phantom shares of common stock attributable to each award was determined based on the fair market value of our common stock on the date of grant.  The units will vest if, and only if, there is a change of control of the Company during the performance cycle, which is July 1, 2013 or September 16, 2013 through December 31, 2013.

Note 7 - Income Taxes

The following presents components of our income tax (benefit) expense (in thousands):

	Three Months Ended September 30
	2013	2012
Federal and state	$4	$5
Deferred federal and state	(239)	(491)
Foreign	(102)	2
Uncertain tax positions	(86)	(161)
Deferred tax valuation allowance	341	516
	$(82)	$(129)

The federal statutory income tax rate reconciles to our effective income tax rate as follows:

	Three Months Ended September 30
	2013	2012
Statutory rate	(34.0)%	(34.0)%
Deferred tax valuation allowance	32.7	36.6
State and foreign taxes net of federal tax benefit	1.6	(3.0)
Uncertain tax positions	(8.2)	(11.4)
Repatriation of foreign earnings	-	0.7
Other, net	-	2.0
	(7.9)%	(9.1)%

At September 30, 2013 we had federal income tax net operating loss carryovers of approximately $67.4 million expiring in 2029 through 2034.  The valuation allowance on our net deferred tax asset was approximately $30.5 million.

During the first quarter of fiscal 2014 and 2013, $0.1 million and $0.2 million, respectively, of the liability previously recorded for uncertain state tax positions was released from the reserve as it no longer failed to meet the more-likely-than-not threshold.

Note 8 - Loss Per Share

Our basic and diluted losses per common share are computed as follows (in thousands except per share amounts):

	Three Months Ended September 30
	2013	2012
Numerator for basic and diluted earnings per share:
Net loss	$(958)	$(1,285)
Denominator for basic and diluted earnings per share	7,161	7,134
Loss per common share	$(0.13)	$(0.18)
Loss per common share assuming dilution	$(0.13)	$(0.18)

Potentially dilutive securities which could have had an antidilutive effect on our per share results of operations were (in thousands except per share amounts):

	September 30
	2013	2012
Stock options (exercise prices per share: 2013 - $1.12 to $15.60; 2012 - $1.40 to $15.60)	104	155

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 should be read in the context of the information included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report, including our unaudited consolidated financial statements and accompanying notes in Item 1 of this Quarterly Report.

BUSINESS

We are a leading designer and marketer of branded men’s, women’s and children’s accessories, including belts, gifts and small leather goods.  Our merchandise is marketed under a broad portfolio of nationally recognized licensed and proprietary brand names, including SPERRY TOP-SIDER®, EDDIE BAUER®, TOTES®, MISS ME®, SAMSONITE®, AMERICAN TOURISTER®, SEAN JOHN®, WOLVERINE®, HAGGAR®, ARNOLD PALMER®, DOCKERS®,  KODIAK®, TERRA®, ROLFS®, AMITY®, CANTERBURY®, PRINCE GARDNER®, PRINCESS GARDNER®,  ABSOLUTELY FRESH®, SURPLUS®, as well as private brands for major retail customers.  We sell our products through all major retail distribution channels throughout North America, including, without limitation, mass merchants, national chain stores, department stores, specialty stores, golf pro shops, sporting goods stores, and the retail exchange operations of the United States military.  We were incorporated as a Delaware corporation on November 1, 1990.

Significant Events

Effective July 24, 2013, we replaced our previous $35 million credit facility with new credit facilities with two lenders, Salus (who is our senior lender) and King Trade.

In connection with the entry into these credit arrangements, we also entered into agreements with two significant licensors and three significant vendors to address outstanding accounts payable owed to these parties. Generally, the arrangements with these parties consist of the agreement (i) to pay a portion of the outstanding amount owed within specified time periods following the closing of the Credit Facility, and (ii) to pay the remainder of the outstanding amounts pursuant to unsecured, subordinated promissory notes. The aggregate amount financed through the use of the unsecured, subordinated promissory notes is $9.0 million and such notes bear interest at varying interest rates. Although the individual notes contain varying payment terms, the final principal and interest under such notes is due either July 15, 2014 or July 15, 2015.

On September 26, 2013 we, along with our subsidiaries, H.A. Sheldon Canada, Ltd. and TBAC Investment Trust, and our senior lender Salus Capital Partners LLC, entered into a First Amendment to the Credit Agreement (the “Amendment”).  Pursuant to the Amendment, our senior lender formally waived the going concern qualification in the audit report as an event of default, our failure to satisfy a minimum availability requirement for certain weeks, and extended the time period to deliver certain post-close deliverables.

As of November 14, 2013, we were in violation of certain provisions contained in the Credit Agreement, including the covenant relating to satisfaction of minimum availability targets and certain disbursement and shipment requirements for certain weeks.  These violations were primarily a result of the delays in gifts shipments and payments resulting from the effects of Typhoon Fitow, which impacted several of our suppliers in Asia.

Our senior lender has not, as of the date of this report, accelerated the indebtedness and continues to advance funds.  However, the senior lender may, in accordance with the terms of our senior credit agreement, exercise any available remedies under the credit agreement while we are in default and could refuse to continue to advance funds.  In the event the senior lender refuses to advance funds or accelerates the indebtedness, we do not believe the Company has sufficient liquidity and capital resources to repay the debt and continue normal operations.  In such an event, there can be no assurance that we would be successful in obtaining additional capital resources or that we would have sufficient liquidity and capital resources to meet future financial obligations.  The Company is currently in discussions with the senior lender concerning the default under the senior credit agreement.  If we are unable to obtain a waiver of the default or a modification of the terms of the credit agreement, restructure our finances or if the senior lender refuses to advance funds, the Company may need to restructure, sell assets, explore a potential bankruptcy filing or explore other alternatives.

In connection with our March 2013 restructuring plan, we ceased development and marketing of gifts under the Sharper Image® license and recognized all future obligations ($0.9 million) as set forth in the original license agreement.  In August 2013, we entered into a settlement agreement for the Sharper Image® license in which we would pay $0.4 million to settle all remaining contractual obligations and terminate the license.  As a result of this settlement, we reversed $0.5 million of previously accrued restructuring charges during the first quarter of fiscal 2014.

FISCAL 2014 COMPARED TO FISCAL 2013

Business Segments
The following presents sales, gross margins, and operating expenses for our business segments (in thousands of dollars):

	Three Months Ended
	September 30
	2013	2012
Net sales:
Accessories	$17,665	$19,988
Gifts	2,254	5,883
	$19,919	$25,871
Gross margin:
Accessories	$4,988	$6,768
Gifts	551	1,411
	$5,539	$8,179

Gross margin percent of sales:
Accessories	28.2%	33.9%
Gifts	24.4%	24.0%
Total	27.8%	31.6%

Operating expenses:
Accessories	$1,913	$2,502
Gifts	419	1,290
	$2,332	$3,792

Net Sales and Gross Margins
Our fiscal 2014 first quarter net sales were $19.9 million, which was $6.0 million, or 23%, lower than the prior year.  Net sales for our accessories segment were $17.7 million for the first quarter of fiscal 2014, which was $2.3 million, or 12%, lower than the first quarter of fiscal 2013 primarily due to higher sales of exited product categories in the prior year and lower levels of replenishment orders by one of our largest customers during the current year.  Gifts segment net sales of $2.3 million for the first quarter of fiscal 2014 were $3.6 million, or 62% lower than in the prior year primarily due to later timing of gifts shipments during the current year and higher sales of exited products in the prior year.  The later timing was driven by delays in obtaining financing for holiday 2013 sales and certain retailers delaying deliveries.

Gross margins were 27.8% and 31.6% for the first quarter of fiscal 2014 and 2013, respectively.  Accessories segment margins were 28.2% in the fiscal 2014 first quarter compared to 33.9% in the same quarter last year.  The decline was due to increased material and freight costs in the current year and higher sales to close out customers, which were a result of our prior year restructuring plan.  The gifts segment margin was up 40 basis points in the fiscal 2014 first quarter compared to the same quarter last year as a result of a higher customer deductions and freight costs in the prior year.

Operating Expenses
Total segment operating expenses of $2.3 million were $1.5 million lower than the prior year, and lower as a percentage of net sales, primarily due to later gifts shipments in the current year, savings associated with outsourcing our gifts distribution facility to a third party provider in California, and lower variable selling and distribution costs in our accessories segment.

Total selling, general and administrative expenses of $5.1 million for the first quarter of fiscal 2014 were $3.8 million, or 42%, lower than the first quarter of fiscal 2013.  The reductions were primarily due to decreased expenses such as compensation costs and variable selling and distribution costs.

Interest and Taxes
Interest expense in the first quarter of fiscal 2014 was $0.8 million higher than in the same quarter last year.  The increase was primarily attributable to higher total borrowings and higher interest rates under our new credit facilities and notes payables during the current year period.

Information about our income taxes is incorporated herein by reference to Note 7 of the notes to unaudited consolidated financial statements in Item 1 of this Quarterly Report.

SEASONALITY

Historically, our first and second quarter sales and operating results reflect a seasonal increase compared to the third and fourth quarters of our fiscal year.  Sales and operating results for the first three months of fiscal 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

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

We have incurred a net loss in each of our two most recent fiscal years and we have an accumulated deficit. Additionally, as of our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 27, 2013, our independent auditors have issued a report which raises doubt about our ability to continue as a going concern.

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

•
On July 24, 2013, we replaced our previous credit facility with a new senior credit facility expiring in July 2015. We believe this new senior facility, along with a new purchase order financing arrangement with another lender, will provide us with sufficient credit availability to fund our operations in the foreseeable future. At November 11, 2013, we had $3.8 million in borrowing availability under our new senior credit facility after accounting for the $900,000 minimum excess availability requirement. Covenants set by our senior lender place additional restrictions on the use of the credit availability on a week-to-week basis.

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

•
On September 26, 2013 we, along with our subsidiaries, H.A. Sheldon Canada, Ltd. and TBAC Investment Trust, and our senior lender Salus Capital Partners LLC, entered into a First Amendment to the Credit Agreement.  Pursuant to the Amendment, our senior lender formally waived the going concern qualification in the audit report as an event of default, our failure to satisfy a minimum availability requirement for certain weeks, and extended the time period to deliver certain post-close deliverables.

In addition, we are continuing to evaluate and execute initiatives to improve liquidity such as selling unproductive assets (including our held-for-sale facility in Yoakum, Texas), potentially raising additional capital and exploring other potential alternatives.  We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated.  Even if such actions are successfully implemented, our liquidity plan could result in limiting certain operational and strategic initiatives that were designed to grow our business over the long term. In addition, our current credit facility requires us to maintain minimum profitability and leverage ratios, which we could have difficulty meeting to the extent that our plans are unsuccessfully implemented or for a number of additional reasons that are outside of our control, including but not limited to, the loss of key customers or suppliers or changes in terms or conditions by a major supplier or customer.

As of November 14, 2013, we were in violation of certain provisions contained in the Credit Agreement, including the covenant relating to satisfaction of minimum availability targets and certain disbursement and shipment requirements for certain weeks.  These violations were primarily a result of the delays in gifts shipments and payments resulting from the effects of Typhoon Fitow, which impacted several of our suppliers in Asia.

Our senior lender has not, as of the date of this report, accelerated the indebtedness and continues to advance funds.  However, the senior lender may, in accordance with the terms of our senior credit agreement, exercise any available remedies under the credit agreement while we are in default and could refuse to continue to advance funds.  In the event the senior lender refuses to advance funds or accelerates the indebtedness, we do not believe the Company has sufficient liquidity and capital resources to repay the debt and continue normal operations.  In such an event, there can be no assurance that we would be successful in obtaining additional capital resources or that we would have sufficient liquidity and capital resources to meet future financial obligations.  The Company is currently in discussions with the senior lender concerning the default under the senior credit agreement.  If we are unable to obtain a waiver of the default or a modification of the terms of the credit agreement, restructure our finances or if the senior lender refuses to advance funds, the Company may need to restructure, sell assets, explore a potential bankruptcy filing or explore other alternatives.

Our primary sources of liquidity, which we believe will provide adequate financial resources for our short-term working capital needs, are cash flows from operating activities and our credit facilities ($3.8 million borrowing availability at November 11, 2013).

Information about our credit facilities is incorporated herein by reference to Note 5 of the notes to the unaudited consolidated financial statements included in Item 1 of this Quarterly Report.

Operating Activities
First quarter fiscal 2014 net cash used for operating activities was $5.0 million lower than in the prior year, primarily driven by the following:  operating income during the current year, compared to operating loss in the prior year; $2.8 million lower current year accounts receivable due to lower net sales; $4.6 million lower current year inventory and other assets due to later receipt of holiday 2013 gift inventory due to delays in obtaining financing; and $2.8 million lower accounts payable and accrued expenses primarily due to later receipt of holiday 2013 gift inventory.

Investing Activities
Investing activities for the first quarter of fiscal 2014 primarily consisted of purchases of furniture and other leasehold improvements associated with our move to a new, lower cost New York, New York office and showroom.  Investing activities for the prior year primarily related to the purchases of software to improve fill-rates with our largest customer and operating equipment to improve efficiency in our distribution facilities.

Financing Activities
Financing activities included credit facility net borrowings of $8.2 million and $12.6 million in the first quarters of fiscal 2014 and 2013, respectively, used to fund our operating activities.  This $4.4 million decrease from the prior year was primarily due to receiving gift inventories later in the current year.  During the current year, we entered into unsecured promissory notes of $9.0 million with certain licensors and vendors to address outstanding accounts payable.

CRITICAL ACCOUNTING POLICIES

There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls And Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

In addition to the information in this Quarterly Report on Form 10-Q, consideration should be given to the risk factors in Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2013 which could materially and adversely affect our business, results of operations, and financial condition.  There have been no significant changes in the risk factors disclosed in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

As of November 14, 2013, we were in violation of certain provisions contained in the Credit Agreement, including the covenant relating to satisfaction of minimum availability targets and certain disbursement and shipment requirements for certain weeks.  These violations were primarily a result of the delays in gifts shipments and payments resulting from the effects of Typhoon Fitow, which impacted several of our suppliers in Asia.

Our senior lender has not, as of the date of this report, accelerated the indebtedness and continues to advance funds.  However, the senior lender may, in accordance with the terms of our senior credit agreement, exercise any available remedies under the credit agreement while we are in default and could refuse to continue to advance funds.  In the event the senior lender refuses to advance funds or accelerates the indebtedness, we do not believe the Company has sufficient liquidity and capital resources to repay the debt and continue normal operations.  In such an event, there can be no assurance that we would be successful in obtaining additional capital resources or that we would have sufficient liquidity and capital resources to meet future financial obligations.  The Company is currently in discussions with the senior lender concerning the default under the senior credit agreement.  If we are unable to obtain a waiver of the default or a modification of the terms of the credit agreement, restructure our finances or if the senior lender refuses to advance funds, the Company may need to restructure, sell assets, explore a potential bankruptcy filing or explore other alternatives.

ITEM 6 - EXHIBITS

The Exhibit Index immediately preceding the exhibits required to be filed is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TANDY BRANDS ACCESSORIES, INC. (Registrant)

November 14, 2013	/s/ Roger R. Hemminghaus
Roger R. Hemminghaus Chief Executive Officer (Principal Executive Officer)

/s/ Joseph C. Talley
Joseph C. Talley Chief Financial Officer (Principal Financial Officer)

17

		TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES EXHIBIT INDEX
			Incorporated by Reference (if applicable)
		Exhibit Number and Description	Form	Date	File No.	Exhibit

(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	S-1	11/02/90	33-37588	3.1
	3.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.1
	3.3	Amended and Restated Bylaws of Tandy Brands Accessories, Inc., effective July 2007	8-K	7/13/07	0-18927	3.01
	3.4	Amendment No. 1 to Amended and Restated Bylaws of Tandy Brands Accessories, Inc.	8-K	11/02/07	0-18927	3.2
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
	4.1	Form of Common Stock Certificate of Tandy Brands Accessories, Inc.	S-1	12/17/90	33-37588	4.2
	4.2	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Tandy Brands Accessories, Inc.	8-K	10/24/07	0-18927	3.1
	4.3	Credit Agreement by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 25, 2011	10-K/A	4/19/12	0-18927	4.8
	4.4	Amendment No. 1 to Credit Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of January 20, 2012	10-Q	2/10/12	0-18927	4.9
	4.5	Amendment No. 2 to Credit and Security Agreement dated as of August 25, 2011 and Waiver by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 11, 2012	10-Q	5/14/12	0-18927	4.5
	4.6	Amendment No. 3 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of June 5, 2012	10-K	9/4/12	0-18927	4.11
	4.7	Amendment No. 4 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 9, 2012	10-K	9/4/12	0-18927	4.12

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES EXHIBIT INDEX
		Incorporated by Reference (if applicable)
	Exhibit Number and Description	Form	Date	File No.	Exhibit

4.8	Amendment No. 5 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of August 29, 2012	10-K	9/4/12	0-18927	4.13
4.9	Amendment No. 6 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of November 12, 2012	10-Q	11/14/12	0-18927	4.9
4.10	Amendment No. 7 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of April 11, 2013	10-Q	4/17/13	0-18927	4.10
4.11	Amendment No. 8 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of May 30, 2013	10-K	9/27/13	0-18927	4.11
4.12	Amendment No. 9 to Credit and Security Agreement dated as of August 25, 2011 by and between Tandy Brands Accessories, Inc. and Wells Fargo Bank dated as of June 28, 2013	10-K	9/27/13	0-18927	4.12
4.13	Credit Agreement by and among Tandy Brands Accessories, Inc., H.A. Sheldon Canada, Ltd., TBAC Investment Trust, and Salus Capital Partners LLC dated as of July 24, 2013	10-K	9/27/13	0-18927	4.13
4.14	Master Agreement by and between Tandy Brands Accessories, Inc. and EPK Financial Corporation, d/b/a King Trade Capital dated as of July 24, 2013	10-K	9/27/13	0-18927	4.14
4.15	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 23, 2013 to Eddie Bauer Licensing Services Inc.	10-K	9/27/13	0-18927	4.15
4.16	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 23, 2013 to totes ISOTONER Corporation	10-K	9/27/13	0-18927	4.16
4.17	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 17, 2013 to Ocean Ken International Limited	10-K	9/27/13	0-18927	4.17
4.18	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 18, 2013 to Ample Sources Industries Limited	10-K	9/27/13	0-18927	4.18

TANDY BRANDS ACCESSORIES, INC. AND SUBSIDIARIES EXHIBIT INDEX
Incorporated by Reference (if applicable)
		Exhibit Number and Description	Form	Date	File No.	Exhibit

	4.19	Subordinated Promissory Note, made by Tandy Brands Accessories, Inc. and issued as of July 22, 2013 to Best Development Company (Hong Kong) Limited	10-K	9/27/13	0-18927	4.19
	4.20	Amendment No. 1 to Credit Agreement dated as of July 24, 2013 by and among Tandy Brands Accessories, Inc., H.A. Sheldon Canada, Ltd., TBAC Investment Trust, and Salus Capital Partners LLC dated as of September 26, 2013	10-K	9/27/13	0-18927	4.20
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certificate of Incorporation of Tandy Brands Accessories, Inc.	N/A	N/A	N/A	N/A
	31.2	Certificate of Amendment of the Certificate of Incorporation of Tandy Brands Accessories, Inc.	N/A	N/A	N/A	N/A
(32)	Section 1350 Certifications
	32.1	Section 1350 Certifications (Chief Executive Officer and Chief Financial Officer)**	N/A	N/A	N/A	N/A

(101)		Interactive Data Files***
	101.INS	XBRL Instance**
	101.SCH	XBRL Taxonomy Extension Schema**
	101.CAL	XBRL Taxonomy Extension Calculation**
	101.LAB	XBRL Taxonomy Extension Labels**
	101.PRE	XBRL Taxonomy Extension Presentation**
	101.DEF	XBRL Taxonomy Extension Definition**

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